Form 10-K
period 1995-12-31
COMMONWEALTH BANKSHARES INC
filed 1996-03-27
CIK 835012

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995

Commission file number 01-17377

Commonwealth Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Virginia
(State or other jurisdiction of incorporated or organization)

54-1460991
(I.R.S. Employer Identification No.)

403 Boush Street
Norfolk, Virginia                                               23510
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:    (804) 446-6900

Securities registered pursuant to Section 12(b) of the Act:
Title of each class
None

Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 Par Value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [ X ]          No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [ X ]
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996.

Common Stock, $2.50 Par Value - $9,164,556 market value
Market value is based on $10.25 per share. $10.25 being the price paid for shares traded on March 15, 1996 through Anderson & Strudwick.

The number of shares outstanding of the issuer's classes of common stock as of March 15, 1996:

Common Stock, $2.50 Par Value - 894,103 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 30, 1996 are incorporated by reference into Part III.

                                Part I

Item 1. Business

     The Company and the Bank.  The sole business of Commonwealth
Bankshares, Inc. ("the Company") is to serve as a holding company for Bank of the Commonwealth ("the Bank"). The Company was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 it acquired all of the issued and outstanding shares of the Bank's capital stock, other than 53,016 shares (equivalent to 106,032 shares of the Company) as to which objectors to the Plan of Share Exchange between the Bank and the Company have exercised their appraisal rights. That acquisition was accomplished through a Plan of Share Exchange approved by the shareholders of the Bank, pursuant to which each share of the Bank's common stock, other than those subject to appraisal rights, was exchanged for 2 shares of the Company's common stock.

     Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk. The Bank opened two branches in Norfolk in 1979 and three branches in Virginia Beach in 1975, 1982 and 1983.

     Principal Market Area. The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Company's present intention is to continue concentrating its banking activities in its current market, which the Company believes is an attractive area in which to operate.

     Banking Service. Through its network of banking facilities, the Bank provides a wide range of commercial banking services to individuals and small and medium-sized businesses. The Bank conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the initiating of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers other related services, such as travelers' checks, safe deposit, lock box, depositor transfer, customer note payment, collections, notary public, escrow, drive-in facility and other customary banking services.

Competition

     The Bank encounters strong competition for its banking services within its primary market area. There are thirteen commercial banks actively engaged in business in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia, including six major state-wide banking organizations. The Bank is the oldest independent bank in its market area. Finance companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. In addition, in some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally. Most of the Bank's competitors have substantially greater resources than the Bank.

Employees

     As of December 31, 1995, the Bank had 47 full-time and 11 part-time employees. Management of the Company and the Bank considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Bank has never experienced any strike or labor dispute.

Regulation and Supervision

Commonwealth Bankshares, Inc.

     In order to acquire the shares of the Bank and thereby become a bank holding company within the meaning of the Bank Holding Act, the Company was required to obtain approval from, and register as a bank holding company with the Federal Reserve Board (the "Board"), and it is subject to ongoing regulation, supervision and examination by the Board. As a condition to its approval, the Board required the Company to agree that it would obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness. The Company is required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Board approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless such acquisition is specifically authorized by the laws of that second state.

     A bank holding company is prohibited under the Bank Holding Company
Act, with limited exceptions, from acquiring or obtaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for its subsidiaries. An exception to these prohibitions permits a bank holding company to engage in, or acquire an interest in a company which engages in, activities which the Board, after due notice and opportunity for hearing, by regulation or order has determined is so closely related to banking or of managing or controlling banks as to be proper incident thereto. A number of such activities have been determined by the Board to be permissible.

     A bank holding company may not, without providing prior notice to the Board, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company's consolidated net worth.

     The ability of the Company to pay dividends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank's ability to pay dividends. See Note 16 to Consolidated Financial Statements.

The Bank

     The Bank, as a member bank of the Federal Reserve System, is subject to regulation and examination by the Virginia State Corporation Commission and the Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor.

     The commercial banking business is affected by the monetary policies adopted by the Board. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of any changes in reserve requirements against member banks' deposits and certain borrowing by banks and their affiliates, and the limitation of interest rates which member banks may pay on deposits are some of the instruments of monetary policy available to the Board. Taken together, these controls give the Board a significant influence over the growth and profitability of all banks. Management of the Bank is unable to predict how the Board's monetary policies (or the fiscal policies or economic controls imposed by Federal or state governments) will affect the business and earnings of the Bank or the Company, or what those policies or controls will be.

     The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.


Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential


                                                  Year Ended December 31,
                                 1995                        1994                  1993
                                                  (Dollars in Thousands)

                         Average           Yield/  Average           Yield/  Average           Yield/
                         Balance Interest  Rate    Balance Interest  Rate    Balance Interest  Rate

ASSETS
Interest earning assets
(taxable-equivalent
 basis (1) :
Loans (net of unearned
  discount (2)           $59,459  $5,705   9.66%   $52,592  $4,966   9.52%   $47,239   $4,717   9.48%
Securities                16,368     912   5.78     14,351     776   5.56     13,418      720   5.37
Federal funds sold         4,173     246   5.89      2,075      90   4.34      5,100      152   2.98
otal interest
  earning assets          80,000   6,863   8.68     69,018   5,832   8.55     65,757    5,589   8.58

Non-interest earning
  assets:
  Cash and due from
    banks                  3,785                     4,034                     4,499
  Premises and equipment   2,046                     1,943                     1,869
  Other assets             3,428                     3,166                     3,482

  TOTAL                  $89,259                   $78,161                   $75,607

<F1>
(1) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
<F2>
(2) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential Continued. . .
                                                                 Year Ended December 31,

                                         1995                             1994                             1993

                                                  (Dollars in Thousands)

                              Average                Yield/    Average                Yield/    Average               Yield/
                              Balance    Interest    Rate      Balance    Interest    Rate      Balance    Interest   Rate

LIABILITIES &
SHAREHOLDERS'
EQUITY
Interest bearing liabilities:
  Savings and time deposits   $67,419    $3,475       5.15%    $58,743    $2,579      4.39%     $58,260    $2,681       4.60%
  Federal funds purchased &
    securities sold under
    agreements to repurchase    2,368       117       4.94       1,415        48      3.39        1,134        27       2.38
Long term debt                    644        40       6.21         662        25      3.78          689        36       5.22
Short term debt                   -0-       -0-        -0-
Total interest bearing
    liabilities                70,431     3,632       5.16      60,820     2,652      4.36       60,083     2,744       4.57

Non-interest bearing
   liabilities
   Demand deposits              9,516                            9,064                            7,831
   Other                        1,096                            1,032                              948
   Total liabilities           81,043                           70,916                           68,862
   Common shareholders'
      equity                    8,216                            7,245                            6,745

       TOTAL                  $89,259                          $78,161                          $75,607

Net interest earnings                    $3,231                           $3,180                           $2,845
Net margin on interest
  earning assets on a taxable
  equivalent basis                                    4.14                            4.70                              4.40
Average interest spread
  (taxable equivalent basis)                          3.52                            4.19                              4.01

     As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities. The following table attributes changes in net interest income either to changes in average volume or to changes in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                         1995 Compared to 1994                         1994 Compared to 1993
Increase (Decrease) in:             Increase                                      Increase
                                    (decrease)     due      Net                   (decrease)     due      Net
                                    to change      in:      Increase              to change      in:      Increase
                                    Volume         Rate     (decrease)            Volume         Rate     (decrease)

INTEREST INCOME
Securities . . . . . . . . . .  .   $    136       $  24    $     112             $       54     $  2     $   56
Federal funds sold . . . . .             156          41          115                   (267)     205        (62)
Loans . . . . . . . . . . . . . .        739          81          658                    479     (230)       249
                                       1,031         146          885                    266      (23)       243

INTEREST EXPENSE
Savings and time
  deposits . . . . . . . . . .           896         485          411                     22     (124)      (102)
Federal funds purchased &
  securities sold under
  agreement to repurchase                 69          28           41                      8       13         21
Long term debt . . . . . .                15          16           (1)                    (1)     (10)       (11)
Short term debt . . . . . .               -0-         -0-          -0-                    -0-      -0-        -0-
                                         980         529          451                     29     (121)       (92)
Increase (Decrease) in
Net Interest Income . . .                $51       $(383)        $434                   $237      $98       $335

Investment Portfolio

     The following table shows the book value (carrying value) of the Company's investment securities at December 31 of the years indicated below.

                                                          December 31,
                                               1995           1994          1993
                                                         (In thousands)
U. S. Government and its Agencies . . . . .  $15,076        $13,327       $13,779
State and Municipals . . . . . . . . . . .     2,038          1,412           -0-
Other Securities . . . . . . . . . . . . .       -0-            -0-           -0-
Federal Reserve Stock . . . . . . . . . .        144            144           144

                                             $17,258        $14,883       $13,923

     The maturity distribution, par value, market value, and yield of the investment portfolio at December 31, 1995, is presented in the following table.

                                                       December 31, 1995
                                          Par Value       Market Value       Yield
                                                    (Dollars in thousands)
  Within 3 months . . . . . . . . .        $ 250             $ 251           5.41%
  After 3 but within 6 months . . .        1,050             1,051           6.71
  After 6 but within 12 months. . .        2,150             2,162           5.54
  After 1 but within 5 years. . . .        5,636             5,497           5.70
  After 5 but within 10 years . . .        5,323             5,190           5.92
  After 10 years. . . . . . . . . .        2,637             2,654           6.74
  Federal Reserve Bank Stock. . . .          144               144           6.00

                                         $17,190           $16,949           5.96%

Loan Portfolio:

     The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31 for each of the past three years:
                                                 December 31
                                 1995                1994                1993
                            Amount       %      Amount       %      Amount       %
Commercial. . . . . . . .   $  8,890   14.48%   $  9,900   17.85%   $  9,540   19.44%
Commercial mortgage . . .     27,266   44.43      22,056   39.77      18,462   37.61
Residential mortgage. . .     18,668   30.42      16,376   29.52      14,315   29.17
Installment loans to
  individuals . . . . . .      3,739    6.09       3,859    6.96       3,761    7.66
Other . . . . . . . . . .      2,810    4.58       3,272    5.90       3,006    6.12
      TOTAL                  $61,373  100.00%   $ 55,463  100.00%    $49,084  100.00%

The following table shows the maturity of loans outstanding as of December 31, 1995. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. Loans are classified based upon the period in which the final payment is due.

                                                    December 31, 1995
                                                        Maturing

                                                 After One
                                  Within         But Within      After
                                  One Year       Five Years      Five Years      Total
                                                      (In thousands)
Commercial  . . . . . . . . . .    $ 5,238       $ 1,902         $ 1,750         $ 8,890
Commercial mortgage . . . . . .     10,207        10,091           6,968          27,266
Residential Mortgage. . . . . .      3,731         8,756           6,181          18,668
Installment loans to
   individuals. . . . . . . . .        803         2,655             281           3,739
Other . . . . . . . . . . . . .      1,850           693             267           2,810
    TOTAL . . . . . . . . . . .    $21,829       $24,097         $15,447         $61,373

Loans maturing after one
  year with:
  Fixed interest rates. . . . .                  $ 7,843         $13,679
  Variable interest rates . . .                   16,254           1,768
    TOTAL . . . . . . . . . . .                  $24,097         $15,447

Non-performing Loans:

    Non-performing loans consist of loans accounted for on a non-accrual basis
(as judgementally determined by management based upon anticipated realization of interest income) and loans which are contractually past due 90 days or more as interest and/or principal payments.  The following table presents information concerning non-performing loans for the periods indicated:
                                                     December 31,
                                           1995          1994           1993
                                                (Dollars in thousands)
Non-accrual:
  Real estate Loans . . . . . . . . .      $1,445        $ 720          $1,324
  Installment Loans . . . . . . . . .          62           13             -0-
  Credit cards and related plans. . .         -0-          -0-             -0-
  Commercial (time and demand) and
    all other loans . . . . . . . . .         148           73              85
  Lease financing receivables . . . .         -0-          -0-             -0-

                                           $1,655        $ 806          $1,409

Contractually past - due
  90 days or more:
    Real estate Loans . . . . . . . .          38           22             -0-
    Installment Loans . . . . . . . .          21            6             -0-
    Credit cards and related plans. .          37           10              19
    Commercial (time and demand)
      and all other loans . . . . . .         102           68              29
    Lease financing receivables . . .         -0-          -0-             -0-

Total Non-performing                       $1,853       $  912          $1,457

    It is management's practice to cease accruing interest on loans when payments are 120 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

    Interest which would have been recorded on non-accrual loans under the contractual terms is approximately $175,000 and $112,000 in 1995 and 1994, respectively. Interest actually recorded on these loans was approximately $59,000 and $27,000 in 1995 and 1994, respectively.

Summary of Loan Loss Experience:

    The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged off net of recoveries. The allowance for loan losses is established and maintained at a level judged by management to be adequate to cover any anticipated loan losses to be incurred in the collection of outstanding loans. In determining the adequate level of the allowance for loan losses, management considers the following factors: (a) loan loss experience; (b) problem loans, including loans judged to exhibit potential charge-off characteristics, loans on which interest is no longer being accrued, loans which are past due and loans which have been classified in the most recent regulatory examination; and (c) anticipated economic conditions and the potential impact these conditions may have on individual classifications of borrowers.

    The following table presents the Company's loan loss experience for the past five years:
                                                        Year ended December 31,
                                         1995        1994        1993        1992        1991
                                                        (Dollars in Thousands)

Amount of loans outstanding at end
  of year (net of unearned income) . .   $61,373     $55,463     $49,084     $46,701     $51,086

Average amount of loans outstanding
  (net of unearned income) . . . . . .   $59,459     $52,592     $47,239     $48,336     $52,463


Balance of allowance for loan losses
  at beginning of year . . . . . . . .    $1,208      $1,129      $1,035      $1,077        $838

Loans charged off:
  Commercial . . . . . . . . . . . . .       -0-         18            1          81         194
  Real Estate. . . . . . . . . . . . .       -0-        -0-           89         177         179
  Installment. . . . . . . . . . . . .         7         15           15         138          25
  Credit Cards and Other Consumer. . .         6         22           14          51          63
Total loans charged off. . . . . . . .        13         55          119         447         461
Recoveries of loans previously
charged off:
  Commercial . . . . . . . . . . . . .       -0-          9           22          60          14
  Real Estate . . . . . .  . . . . . .       -0-          3            1          68         -0-
  Installment. . . . . . . . . . . . .         6         12           16          31           7
  Credit Cards and Other Consumer. . .         2          8            7          11           7
Total recoveries . . . . . . . . . . .         8         32           46         170          28
Net loans charged off. . . . . . . . .         5         23           73         277         433
Additions to allowance charged
  to expense . . . . . . . . . . . . .        53        102          167         235         672
Balance at end of year . . . . . . . .    $1,256     $1,208       $1,129      $1,035      $1,077

Ratio of net charge-offs to average
  loans outstanding. . . . . . . . . .      .01%       0.4%         .16%        .57%        .83%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES:

The following table provides an allocation of the allowance for loan losses as of December 31, 1995:
                                     Year Ended December 31, 1995

                                                Percent of Loans
                                                on each category
                                           Amount            to total loans

Commercial . . . . . . . . . . . . . . .   $  9,435          14.48%
Commercial Mortgage. . . . . . . . . . .    319,710          44.43
Residential Mortgage . . . . . . . . . .     35,070          30.42
Installment Loans to Individuals . . . .     15,520           6.09
Other. . . . . . . . . . . . . . . . . .     28,974           4.58
Unallocated. . . . . . . . . . . . . . .    847,291           N/A

      Total                              $1,256,000         100.00%

Deposits:

     The breakdown of deposits at December 31 for the years indicated is as follows:
                                                     December 31,
                                           1995          1994          1993
                                                    (in thousands)
Non-interest bearing demand deposits . . . $13,147       $ 9,080       $11,504
Interest-bearing demand deposits . . . . .  15,483        18,467        18,573
Savings deposits . . . . . . . . . . . . .   4,196         4,585         4,897
Certificates of deposit:
   Less than $100,000. . . . . . . . . . .  45,024        35,697        28,825
   $100,000 or more. . . . . . . . . . . .   4,406         3,495         5,006

                                           $82,256       $71,324       $68,805

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                                      Year Ended December 31,
                                         1995                  1994                  1993
                                                      (Dollars in Thousands)
                                   Amount      Rate      Amount      Rate      Amount      Rate
Non-interest bearing demand
  deposits . . . . . . . . . .     $ 9,516     0.00%     $ 9,064     0.00%     $ 7,831     0.00%
Interest bearing demand
  deposits . . . . . . . . . .      16,871     2.98       19,446     2.93%      20,322     3.08%
Savings deposits . . . . . . .       4,512     2.97        4,877     2.97%       4,955     3.20%
Certificates of Deposit:
  Less than $100,000 . . . . .      41,847     6.24       30,928     5.62%      27,827     5.77%
  $100,000 or more . . . . . .       4,189     5.34        3,492     3.64%       5,155     5.65%
                                   $76,935               $67,807               $66,090

     Remaining maturities of certificates $100,000 or more at December 31, 1995 as follows (in thousands):


      Maturity

      3 months or less . . . . . . . . .     $1,846
      Over 3 through 12 months . . . . .        857
      Over 12 months . . . . . . . . . .      1,703
                                             $4,406

Interest Rate Sensitivity Analysis:

    The following table provides the maturities of investment securities, loans, and deposits as of December 31, 1995, and measures the interest rate sensitivity gap for each range of maturity indicated:
                                                  December 31, 1995
                                                       Maturing

                                                                           Non-
                                                                           Interest
                                                                           Earning/
                                                    After                  Bearing
                                                    one but                Assets/
                                        Within      Within      After      Liabili-
                                        One         Five        Five       ties and
                                        Year        Years       Years      Equity        Total
                                                           (In Thousands)
Assets

  Investment Securities. . . . . . .    $ 3,615     $ 5,633     $ 8,010    $   -0-       $17,258
  Loans . . .. . . . . . . . . . . .     21,829      24,097      15,447        -0-        61,373
  Other Assets . . . . . . . . . . .      5,132         -0-         -0-     11,274        16,406
Total Assets . . . . . . . . . . . .    $30,576     $29,730     $23,457    $11,274       $95,037


Liabilities and
  Shareholders' Equity

  Demand Deposits-Non Interest . . .    $   -0-     $   -0-     $   -0-    $13,147       $13,147
  All Interest-bearing Deposits. . .     40,375      28,734         -0-        -0-        69,109
  Other Liabilities. . . . . . . . .      2,291         -0-         684      1,036         4,011
Shareholders' Equity . . . . . . . .        -0-         -0-         -0-      8,770         8,770
  Total Liabilities and
Shareholders' Equity . . . . . . . .    $42,666     $28,734     $   684    $22,953       $95,037


Interest Rate
  Sensitivity Gap. . . . . . . . . .   $(12,090)    $   996     $22,773   $(11,679)          -0-

Return on Equity and Assets

The following table highlights certain ratios for the periods indicated:

                                                    Year Ended December 31,
                                                   1995      1994      1993
Net income to:
  Average total assets . . . . . . . . . . . . .    0.94      1.04       .86
  Average shareholders' equity . . . . . . . . .   10.17     10.89      9.59

Dividend payout ratio (dividends declared per
  share divided by net income per share) . . . .     .00       .00       .00

Average shareholders' equity to average total
  assets ratio . . . . . . . . . . . . . . . . .    9.20      9.27      8.92

Item 2. Properties

    The headquarters building (the "Headquarters") of the Corporation and the Bank were completed in 1986 and is a three story building of masonry construction, with approximately 21,000 square feet of floor space. The Bank utilizes two floors and leases the third floor to others. The office operates nine teller windows, including two drive-up facilities, a walk-up facility and a 24 hour teller machine.

    The Bank has entered into a lease with Boush Bank Building Associates, a limited partnership (the "Partnership"), to rent the Headquarters, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December
19, 1984. In connection with this property, the lessor has secured financing in the form of a $1,600,000 industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on his bond is payable monthly, at 68.6% of the prime rate of Crestar Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986 an undivided interest in an amount equal to 90% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank's return on average assets is less than seven-tenths of one percent.
Under this provision the Bank purchased 19.7% of this property for $362,201 in 1987. At the time of the 1987 purchase the Bank assumed $305,744 of the above-mentioned bond. Pursuant to the purchase option contained in the lease agreement, the Bank recorded an additional interest of $637,410 (34.7%) in the leased property as of December 31, 1988 by assuming a corresponding portion ($521,888) of the unpaid balance of the related revenue bond and applying the difference of $115,522 to amounts due from the lessor.

    Accordingly the Bank now owns 54.4%, of the Headquarters property. No purchases have been made after 1988.

    The general partner of the Partnership is Boush Bank Building Corporation. All of the limited partners of the Partnership, namely Messrs. Woodard, Burton and Kellam, are directors of the Bank and the Corporation. The terms of the lease are not less favorable than could be obtained from a non-related party.

    Prior to executing the lease, the shareholders of the Bank owning a majority of Bank common stock, consented to the foregoing lease. Additionally, formal shareholder approval of the lease, due to the above described interest of the Bank's directors, was obtained during the Bank's 1985 Annual Meeting of Shareholders.

    The Bank operates a branch office in Norfolk at 4101 Granby Street and three branches in Virginia Beach at 225 South Rosemont Road, 2712 Mall
Drive and 1124 First Colonial Road. Two of those locations are owned by the Bank and the remaining two are leased under long-term operating leases with renewal options, at total annual rentals of approximately $32,000 paid to unrelated parties.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None


                                    PART II
Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

    The Corporation's Articles of Incorporation, in accordance with the provisions of Section 13.1-646 of the Virginia Stock Corporation Act, authorized the issuance of up to 25,000 shares of the Corporation's Common Stock on the date of grant. At the same time, the Board of Directors granted options for 12,500 of such shares to 13 officers and key employees of the Corporation and the Bank, including an option for 2,500 shares granted to Edward J. Woodard, Jr., the President, Chairman of the Board and Chief Executive Officer of the Corporation and the Bank. All of such options are $9.75 per share, the fair value of the Corporation's Common Stock, as determined by its Board of Directors, on the date of the grant. On January 18, 1994, the Board of Directors granted options for a total of 7,500 shares to 7 officers, including an option for 2,500 shares granted to Mr. Woodard, at an exercise price of $8.85 per share. The Plan will expire on February 20, 2000. Until expiration, the options may be exercised in whole at any time or in part from time to time. Certain options have expired at the employee's termination. Total options outstanding as of December 31, 1995 were 16,138. This total reflects the 1994 5% stock dividend and the 1995 6% stock dividend. None of the options granted to employees have been exercised as of February 29, 1996.

    On April 25, 1995 the shareholders approved a non-employee director stock compensation plan (the "Plan") for the issuance of 50,000 shares of the corporation's common stock to eligible non-employee directors of the corporation at prices determined by average of the five most recent trades of the common stock on the over-the-counter market during the period, not to exceed 30 calendar days, immediately preceding an option's granted date or such other value per share as is determined by the employee directors. No options will be awarded under the plan after January 17, 2000. On January 17, 1995 the Board of Directors granted options for a total of 17,500 to seven directors. None of the option granted to directors have been exercised as of February 29, 1996.

    Anderson & Strudwick, Inc., Underwriters/Distributors of Investment Securities are an "active market marker" in the stock of the Corporation. Anderson & Strudwick, Inc. maintains offices in Richmond, Charlottesville, Fredericksburg, Lynchburg, and Norfolk, Virginia. They are members of the New York Stock Exchange.

    Please refer to the table below entitled Common Stock Performance for a breakdown of the trades quoted by Anderson & Strudwick, Inc. for the four quarters of 1995 and four quarters of 1994. It is the opinion of management that this range accurately reflects the market value of the Company's common stock at the present time.

    There were no cash dividends declared during 1995, 1994, 1993 or 1992.
The Corporation issued a five (5%) percent stock dividend during the first quarter of 1994 and a six (6%) percent stock dividend during the first quarter of 1995.

Common Stock Performance

                                            Common Stock Prices
                                       1995                     1994
                                 High        Low          High        Low
First Quarter                    $8.140      $7.781       $5.250      $4.250

Second Quarter                    8.500       7.250        5.500       5.000

Third Quarter                     9.250       7.500        8.750       5.375

Fourth Quarter                   10.000       8.500        8.875       8.000

    The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

    In addition, the Corporation completed a rights offering of 100,000 shares to existing shareholders in February, 1989. The price of the 52,391 shares sold in the offering was $9.75 per share. At the conclusion of the rights offering, unsold shares plus 300,000 additional shares of the Corporation were sold to the public at a price of $9.75 per share.

    The Corporation's Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, among other factors, the Corporation's income, operating costs, overall financial condition and capital requirements and upon general business conditions. The Corporation's only source of funds for cash dividends will be dividends paid to the Corporation by the Bank, which is subject to regulatory restrictions.

    At January 31, 1996, there were approximately 536 holders of the Corporation's common stock (based on the number of record holders as of the date).

Item 6.  Selected Consolidated Financial Data

    The following table sets forth certain selected consolidated financial data for the past five years.

                                                       Years Ended December 31,
                                               1995     1994     1993     1992      1991
                                            (Dollars in thousands, except per share data)

Income Statement Amounts:

  Gross interest income. . . . . . . . . . .   $6,859   $5,831   $5,589    $6,032   $7,056
  Gross interest expense . . . . . . . . . .    3,632    2,652    2,744     3,516    4,985
  Net interest income. . . . . . . . . . . .    3,227    3,179    2,845     2,516    2,071
  Provision for possible loan
    losses . . . . . . . . . . . . . . . . .      (53)    (102)    (167)     (235)    (672)
  Net interest income after
    provision. . . . . . . . . . . . . . . .    3,174    3,077    2,678     2,281    1,399
  Other operating income . . . . . . . . . .      810      746      824       614      981
  Other operating expense. . . . . . . . . .    2,866    2,731    2,636     2,532    2,602
  Income (loss) before income
    taxes and other item . . . . . . . . . .    1,118    1,092      866       363     (222)
  Income taxes . . . . . . . . . . . . . . .      282      278      219        85       -
  Income (loss) before cumulative
    effect of change in accounting
    principle. . . . . . . . . . . . . . . .      836      814      647       278     (222)
  Cumulative effect of change in
     accounting principle. . . . . . . . . .      -0-      -0-      -0-        39      -0-
Net income (loss). . . . . . . . . . . . . .     $836     $814     $647      $317    $(222)

Per Share Data (1):

  Net income (loss) per share . .(1) . . . .    $ .93    $ .91    $ .72     $ .35   $ (.25)
  Cash dividends per share . . . . . . . . .      -0-      -0-      -0-       -0-      -0-

  Book value (at year end) . . . . . . . . .     9.81     9.23     8.86      8.05     7.66

Balance Sheet Amounts:
(at year end)
  Total assets . . . . . . . . . . . . . . .  $95,037  $81,458  $79,205   $71,833  $73,622
  Total loans. (net of unearned income). . .   61,373   55,463   49,084    46,701   51,086
  Total deposits . . . . . . . . . . . . . .   82,256   71,324   68,805    63,496   65,856
  Long-term debt . . . . . . . . . . . . . .      684      662      687       771      854
  Total equity . . . . . . . . . . . . . . .    8,770    7,787    7,117     6,470    6,153

<F1>
  (1)  Adjusted to reflect 1995 and 1994 stock dividends.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION

    This section of the Annual Report should be read in conjunction with the statistical information, Financial Statement and related Notes and the selected financial data appearing elsewhere in the Report.

New Accounting Standards

    In March 1995 the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of," which requires certain assets to be reduced in value whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Statement is required to be applied for years beginning after December 15, 1995. The Bank plans to adopt this new accounting standard as of December 31, 1996 and does not expect the adoption to have a material impact on the consolidated financial statements.

Financial Condition and Results of Operations
Commonwealth Bankshares, Inc. and Subsidiary

    This commentary provides an overview of Commonwealth Bankshares Inc.'s financial condition, changes in financial condition and results of operations for the years 1993 through 1995. The following discussions should assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the statistical information.

Earnings Overview

    Net income in 1995 of $835.5 thousand represented a 2.6% increase over the $814.1 thousand reported for the year 1994. This improvement in earnings reflected the Bank's continued growth in core operating earnings and improved credit quality, positive trends which are expected to continue into 1996.

    Net income for 1994 of $814.1 thousand represented an increase of 25.8% over the $647.3 thousand reported in 1993. This was primarily due to a growth in core earnings and a decrease in the provision for loan losses, combined with an improved net interest margin.

    Commonwealth's core earnings, defined by the Corporation as pre-tax earning exclusive of the provision for loan losses and nonrecurring items such as securities gains, have improved steadily since 1993.

    The key profitability measures of return on average assets (ROA) and return on average total shareholders' equity (ROE) reflected a modest decline in 1995 over 1994 as a result of the implementation of new technological innovations, the planning for a more sophisticated customer information system and the introduction of home banking scheduled for the first quarter of 1996. ROA equalled .94% in 1995 compared with 1.04% in 1994. ROE equalled 10.17% in 1995 compared with 10.89% in 1994. ROA and ROE improved in 1994 over 1993 as a result of the Corporation's significantly increased earnings. These ratios, along with other significant earnings and balance sheet information for each of the years in the five-year period ended December 31, 1995, are shown in Table 1 as follows:

Table 1 - Selected Financial Information

(Dollars in thousands, except per share data)

Results of Operations (for the year):   1995      1994      1993      1992      1991
Income From Earning Assets              $6,859    $5,831    $5,590    $6,031    $7,056
Net Interest Income                      3,227     3,179     2,845     2,515     2,071
Provision For Loan Losses                   53       102       167       235       672
Net Income (Loss)                          836       814       647       317      (222)

Earnings Per Share:
Net Income (Loss) (1)                    $0.93     $0.91     $0.72     $0.35    ($0.25)
Average Shares Outstanding (1)         894,103   894,103   894,103   894,103   894,103

Financial Condition (at December 31):
Total Assets                           $95,037   $81,458   $79,205   $71,833   $73,622
Total Equity                             8,770     7,787     7,117     6,470     6,153

Selected Ratios (for the year):
Return on Average Assets                 0.94%     1.04%     0.86%     0.42%    (0.28%)
Net Interest Margin                      3.92%     4.53%     4.32%     3.87%     2.96%

<F1>
1) Adjusted to reflect 1995 & 1994 stock dividends.

    Earnings per share in 1995 represented a 2.2% increase over 1994. This followed by increase in 1994 of 26.4% over that of 1993. Significant items affecting the change in earnings per share for 1995, 1994 and 1993 are summarized as follows:

                                       1995               1994
                                        vs.                vs.
                                       1994               1993

   Interest on loans and
    investments and loan fees     17.6% increase     4.3% increase

   Interest on deposits and
    funds purchased               36.9% increase     3.3% decrease

   Net interest income            1.50% increase     11.7% increase

   Provision for loan losses      48.0% decrease     39.0% decrease

   Other income                   8.5% increase      9.4% decrease

Net Interest Income and Net Interest Margin

    Net interest income, the largest contributor to Commonwealth's earnings, is defined as the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and securities while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants in changes in net interest income.

    Net interest income increased $47.9 thousand or 1.5% in 1995 to $3.23 million, compared to an increase of $333.8 thousand or 11.7% in 1994, or to $3.18 million as compared with the $2.85 million reported in 1993. This improved performance in 1995 was primarily the result of an increase in interest income on loans and investments brought about by an increase in the volume of loans and investment securities outstanding, in spite of the significant increase in interest paid on deposits, as deposits repriced during the year. In 1994, the improved performance over 1993 was attributable to an increase in interest income on loans and investments and a decrease in interest paid on deposits.

    The net interest margin for 1995 was 3.92% compared to 4.53% for 1994.
The decline was primarily attributable to a 19.0% increase in the cost of deposits for 1995 as compared to 1994. The 4.53% net interest margin for 1994 represented an 11.6% increase over the 4.32% reported for 1993. During 1994, the improved performance was attributable to an increase in the interest earned on loans and investment securities outstanding combined with a decrease in the interest paid on deposits. 1993's performance was bolstered by a significant decrease in interest paid on deposits. The performance reported herein is reflected in Commonwealth's earning assets yield which declined 51 basis points to 9.43 in 1994 from 9.94 in 1993, and increased 16 basis points to 9.59 in 1995. Commonwealth's average cost of deposits declined 26 basis points from 4.04 in 1993 to 3.78 in 1994, and increased 72 basis points in 1995 from 1994 to 4.50%.

    An increase in nonperforming loans during 1995 of $942 thousand to $1.8 million resulted in an unfavorable impact on the net interest margin. Without this increase additional income under the contractual terms of the credits would have been recorded in the amount of $115.9 thousand on all nonperforming assets during 1995.

    Decreased nonperforming loans in 1994 and 1993 had a favorable impact on the net interest margin. Additional income of approximately $86.0 thousand for 1994, and $140.0 thousand for 1993 would have been realized had all nonperforming loans performed as originally expected.

    Average interest earning assets increased $11 million in 1995 as compared with an increase of $3.26 million in 1994 and a $695 thousand increase in 1993. Average net loans increased $6.9 milion in 1995 as compared with an increase of $5.35 million in 1994 and a decease of $1.1 million in 1993. Average investment securities increased by $2 million during 1995 compared with an increase of $934 thousand during 1994 and a decrease of $1.1 million in 1993.

Provision and Allowance for Loan Losses

    The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgement and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio.

    On a quarterly basis, Commonwealth evaluates the adequacy of the allowance for loan losses, and, based on such review, establishes the amount of the provision for loan losses. For large commercial and real estate exposures, a detailed loan-by-loan review is performed. The remainder of the commercial and real estate portfolio is analyzed utilizing a formula-based determination of the allowance. The formula is impacted by the risk rating of the loan, historical losses and expectations. Loan loss allowances for the various consumer credit portfolios are based on historical and anticipated losses and the current and projected characteristics of the various portfolios. In addition, consideration of factors such as economic conditions, underwriting standards, and compliance and credit administration practices may impact the level of inherent credit loss. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

    A strengthening economy, combined with the Corporation's continued loan workout activities resulted in a reduction in the provision for loan losses during 1995. The Corporation made provisions for loan losses of $52.9 thousand in 1995 down $48.9 thousand from the $101.8 thousand reported in 1994. This followed a $65 thousand or 39% reduction in the provision in 1994 over 1993. Details of the activity in the allowance for loan losses for the past three years are shown in Note 5 to the Consolidated Financial Statement.

    Net charge-offs during 1995 amounted to $5 thousand compared with 1994 net charge-offs of $23 thousand which were down $50 thousand or 68.6% from 1993. 1993 net charge-offs of $73 thousand were down $204 thousand or 73.6% from the prior year. Current expectations are that total net charge-offs in 1996 will be comparable to those of 1995. This expectation is based upon assumptions regarding the general economic climate in Commonwealth's trade area and the performance characteristics of the loan portfolio, including Commonwealth's continued success in working out remaining nonperforming loans. Changes in these conditions could warrant different results.

    The allowance for loan losses at December 31, 1995 was $1.256 million compared with $1.208 million at December 31, 1994. This represented 2.04% of year-end gross loans at December 31, 1995 compared with 2.2% of year-end gross loans at December 31, 1994. At December 31, 1993 the allowance equalled $1.129 million, representing 2.3% of year-end gross loans.

    Nonperforming loans at December 31, 1995 increased $942 thousand and at year end equalled $1.8 million. While this increase was substantial, it was centered in a relatively small number of loans with large balances (7). Based on the Bank's current workout plans, we expect to return each of these loans to an accrual status during 1996 with minimum loss to the Bank. Each of the loans are fully secured and represent minimal risk. Nonperforming loan levels at December 31, 1994 declined $731 thousand from December 31, 1993.

    The Corporation continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets. As a part of this workout process, the Corporation routinely re-evaluates all reasonable alternatives, including sale of these assets. Individual action plans have been developed for each nonperforming asset.

    The amount of loans past due 90 days or more that were not classified as nonaccrued loans totaled $198 thousand at December 31, 1995, $106 thousand at December 31, 1994, and $48 thousand at December 31, 1993.

    The following table reflects the trends discussed herein:

Nonperforming Assets
December 31, (in thousands)                  1995           1994           1993
90 Days delinquent and still accruing     $  198,000    $  106,000      $   48,000

Nonaccrual                                 1,655,000       806,000       1,409,000

Foreclosed properties                      3,467,000     3,364,000       3,550,000

                                          $5,320,000    $4,276,000      $5,007,000


Asset Quality Review and Credit Risk Management

    In conducting business activities, the Corporation is exposed to the possibility that borrowers or counterparties may default on their obligations to the Corporation. Credit risk arises through the extension of loans, leases, certain securities, and financial guarantees. To manage this risk, the Corporation establishes policies and procedures to manage both on and off-balance sheet risk and communicates and monitors the application of these policies and procedures throughout the Corporation.

Loan Portfolio

    The Corporation's credit risk is centered in its loan portfolio which on December 31, 1995 totaled $61.6 million, or 73.3% of total earning assets. The Corporation's overall objective in managing loan portfolio risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration.

    For commercial loans, loan officers prepare proposals supporting the extension of credit. These proposals contain an analysis of the borrower and an evaluation of the ability of the borrower to repay the potential credit. The proposals are subject to varying levels of approval by senior line and credit policy management prior to the extension of credit. Commercial loans receive an initial risk rating by the originating loan officer. This rating is based on the amount of credit risk inherent in the loan and is reviewed for appropriateness by senior line and credit policy management. Credits are monitored by line and credit policy personnel for deterioration in a borrower's financial condition which would impact the borrower's ability to repay the credit. Risk ratings are adjusted as necessary.

    For consumer loans, approval and funding is conducted in various locations with the major number of loans being approved at the Corporation's headquarters facility.

    An independent credit review group conducts ongoing reviews of the loan portfolio, reexamining on a regular basis risk assessments for loans and overall compliance with policy.

    To limit credit exposure, the Corporation obtains collateral to support credit extensions and commitments when deemed necessary. The most significant categories of collateral are real and personal property, cash on deposit and marketable securities. The Corporation obtains real property as security for some loans that are made on the basis of the general creditworthiness of the borrower and whose proceeds were not used for real estate-related purposes.

    Senior level management is devoted to the management and/or collection of certain nonperforming assets as well as certain performing loans. Aggressive collection strategies and a proactive approach to managing overall credit risk has expedited the Corporation's disposition, collection and renegotiation of nonperforming and other lower-quality assets and allowed loan officers to concentrate on generating new business.

    As the volume of past due loans declines, it is anticipated that the level of nonaccrual loans will be reduced. It should be noted that of all loans on nonaccrual, the majority are making regular monthly payments. Two loans are self-liquidating and payments are being received from the assignment of commissions, two loans are in the process of being purchased by the Small Business Administration, and the others are for the most part fully secured with workout arrangements currently in place.

    If nonaccruing loans had been performing fully, these loans would have contributed an additional $116 thousand in 1995, $86 thousand to interest income in 1994, and $140 thousand in 1993.

    The Corporation's other real estate owned (OREO) at December 31, 1995 was relatively unchanged from the $3.4 million reported at December 31, 1994. At December 31, 1993 other real estate owned equalled $4.36 million. Of the $3.4 million, one property represents a $1.9 million investment. This property is 100% leased and the Bank has relocated its Lynnhaven Office to the facility. There are two other properties that are performing pursuant to the established leases.

    During the last three years, there were additions to and liquidations of other real estate owned. Properties acquired during 1995 equalled $680 thousand compared with $631 thousand during 1994 and $237 thousand in 1993.
Proceeds from properties disposed of during 1995 equalled $658 thousand compared with $904 thousand in 1994 and $424 thousand in 1993.

    During 1995, there was a net gain on the sale of other real estate of $8.7 thousand compared with net losses equalling $11.1 thousand in 1994, and $20.7 thousand in 1993.

    The Bank has developed individual action plans for each property for the ultimate liquidation of these properties. The objectives are diligently pursued by management and reviewed with the Board of Directors monthly.

Other Income

    Total other income increased 8.5% in 1995 following a 9.4% decrease in 1994 and a 34.1% increase in 1993. The increase in 1995 was attributable to a gain in sale of loans of $17.8 thousand, and a gain in securities available for sale of $28.4 thousand, compared with a loss of $9.2 thousand in 1994 and a gain in 1993 of $121.8 thousand, and a gain on the sale of real estate of $8.7 thousand in 1995 compared with losses of $11.2 thousand and $20.7 thousand in 1994 and 1993 respectively. In each of the three years mentioned, income received from OREO properties equalled $208.9, $224.0, and $126.5 thousand respectively. The increases realized in 1993 were supported by a growth in service charges on deposit accounts of $112.1 thousand or 27.9%.
Commonwealth's other fee-generating businesses, either supported or contributed to the Corporation's steady growth in other revenues.

    The income achieved in service charges and commissions and fees on deposits, are indicative of the recent trend in commercial banking to generate additional income from services not related to the lending function.

Other Expense

    Total other expense increased to $2.9 million in 1995 or 4.9% compared to an increase of 3.6% in 1994 and an increase of 4.1% in 1993. This represents a moderate increase when compared with the increase in the Corporation's noninterest income and the Bank's overall growth. These results reflect management's continued emphasis and commitment to the management of this area of the Bank's operations. Salaries and employee benefits, the largest component of other expenses increased by 6.6% in 1995. This expense increased 8.3% in 1994 and 2.0% in 1993. Net occupancy expense increased
$73.3 thousand in 1995, following a $37.1 thousand decrease in 1994, and a $27.7 thousand increase in 1993. The increases in 1995 and 1993 reflected necessary modifications and improvements to the Bank's physical facilities as well as the installation of new ATM equipment at all ATM locations during 1995. Other operating expenses, which include a grouping of numerous transactions relating to normal banking operations, decreased $43.7 thousand or 5.1% following an increase of $11.9 thousand or 1.4% in 1994 and an increase of $24.9 thousand or 3.1% in 1993. Again, when compared with the increase in the Corporation's noninterest income during the past three years, the increase in noninterest expense is considered nominal and reflects normal increases for outside services.

Liquidity and Interest Sensitivity

    Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Asset liquidity is provided primarily by maturing loans and investments, and by cash received from operations. Other sources of asset liquidity include readily marketable assets, especially short-term investments, and longer-term investment securities that can serve as collateral for borrowings. On the liability side, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed.

    Commonwealth's Asset/Liability Management Committee (ALCO) is responsible for formulating liquidity strategies, monitoring performance based on established objectives and approving new liquidity initiatives. ALCO's overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, taking on manageable interest rate risk, adhering to conservative financial management on a daily basis, monitored regularly by ALCO and reviewed periodically with the Board of Directors.

    The Bank's funding requirements are supplied from a wide range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Large certificates of deposit, over $100,000 accounted for 4.8%, 4.19%, and 7.3% of the Bank's total deposits at December 31, 1995, 1994, and 1993, respectively. As a percentage of average assets, core deposits have increased from 81.1% in 1993 to 86.9% in 1994, and 87.8% in 1995. Management seeks to ensure adequate liquidity to fund loans, deposit withdrawals, and the Bank's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Bank maintains a portfolio of marketable investment securities, structures and monitors the flow of funds from these securities and from maturing loans, and maintains access to short-term funding sources, including a Federal funds line of credit with its correspondent banks and the ability to borrow from the Federal Reserve System.

    The Corporation's loan portfolio net of unearned income and allowance for loan losses increased by 10.8% to $60.1 million in 1995 compared with a 13.1% increase in 1994 to $54.3 million and an increase of 13.1% to $47.9 million at year end 1993. Balances in a number of loan categories increased. Total commercial loans increased 13.1% to $36.2 million in 1995 compared with an increase of 14.1% to $32.0 million in 1994, following an 11.4% increase in 1993 to $28.0 million. These increases reflect a continuing exodus of commercial customers from the area's regional institutions to Bank of the Commonwealth, the oldest community Bank in Southside Hampton Roads. Additionally, consumer loans increased $1.7 million or 7.1% in 1995 following an increase of $2.3 million or 10.9% in 1994 and a decrease of $306.7 thousand or 1.4% in 1993.

Sources of Funds

    Purchased liabilities are composed of certificates of deposit of $100,000 and over (large CDs) and balances held in "sweep accounts" for customers. Purchased funds at December 31, 1995 equalled $6.3 million or a 68.6%
increase in short-term borrowings during 1995 following a $1.6 million or 35.3% decrease in short term borrowings during 1994 and a $1.3 million or 22.4% decrease in short-term borrowings during 1993. At December 31, 1995 and 1994, approximately 100% of Commonwealth's purchased funds consisted of funds invested by local customers which, as such, are less volatile than other categories of purchased funds or brokered deposits. This compares with approximately 91.2% at year-end 1993. On both an average and year-end basis, the composition of purchased funds continued to shift in 1995 and 1994 from the balance sheet category of large CDs to short-term borrowings. This shift in mix coincided with liquidity needs and balance sheet management strategies in a low interest rate environment.

Uses of Funds

    Total earning assets at December 31, 1995 increased 17.3% from year-end 1994 compared with 1994's increase of 2.8% and 1993's increase of 11.7%.
The increase of 40.1% or $5.8 million in 1995 reflected investments in government securities and Federal funds sold. The increases in 1994 reflected higher levels of loans, while the increases in 1993 reflected higher loans outstanding and higher levels of investments in Federal funds sold.

    The composition of long-term investment securities as of December 31, 1995 and 1994 is presented in Note 3 to the Consolidated Financial Statements.

    At year-end 1995, 1994 and 1993, investment securities totaled $17.2 million, $14.9 million, and $13.9 million respectively.

    In managing the investment securities portfolio, management's philosophy has been to provide the maximum return over the long term on funds invested while giving consideration to risk and other Corporate objectives. During periods of increasing interest rates, the market value of the investment portfolio declines in relation to book value.

    Decisions to acquire investments of a particular type are based upon an assessment of economic and financial conditions, including interest rate risk, liquidity, capital adequacy, the type of incremental funding available to support such assets and an evaluation of alternative loan or investment instruments.

    Investment securities are purchased with the ability to hold until maturity and with the intent to hold for the foreseeable future. Management re-evaluates asset and liability strategies when economic and financial conditions fluctuate in a magnitude that might adversely impact the Company's overall interest rate risk, liquidity or capital adequacy positions. Re-assessment may alter management's intent to hold certain securities for the foreseeable future and result in repositioning a portion of the investment portfolio. Often, security sales are required to implement a change in strategy.

    In keeping with the investment strategy developed in late 1991, the Bank's Investment Committee moved forward with its plan to restructure the securities portfolio to a laddered position by staggering the maturities from one to five years on replacement bonds. The Committee's intent was to have the entire portfolio positioned by the end of the third quarter of 1992 in such a way that it reflected the investment policy and strategy of holding securities within the portfolio for investment and disposing of securities only when it becomes absolutely necessary to meet liquidity needs.

    At year-end 1992 the securities portfolio restructuring had been completed and was therefore treated as "held-for-investment", inasmuch as the Bank has the ability and the intention to hold the securities to maturity.

    As a result of changes in accounting standards for investment securities and in preparation for the implementation of FAS 115 in 1994, it was the decision of the investment Committee to again reposition the bonds held in the portfolio. This repositioning was completed at year-end 1993. All securities were reclassified as of January 1, 1994 and placed in the appropriate portfolios which are "Securities to be Held to Maturity" and "Securities Available for Sale". The Bank does not maintain a trading account.

    On November 15, 1995, the Financial Accounting Standards Board released their Implementation Guide of Statement 115. As expected, the guide allowed financial institutions to make a one-time reclassification (between November 15th and December 31, 1995) of investments between the ""Available-for-Sale"
(AFS) and "Held-to-Maturity" (HTM) portfolios. During this period (one day only), transfers between HTM and AFS could be made without the risk of tainting other securities within the portfolio. As a result of this action, an adjustment was made in the Bank's securities portfolio. Certain bonds were sold in anticipation of their "call" in order to prefund the reinvestment. This partial portfolio restructure will enable the Bank to smooth out cashflows within the Bank's "Investment Ladder". See Note 3 to the Consolidated Financial Statements for a breakdown of the securities held in each of these accounts.

    Year-end total loans net of unearned income increased $5.90 million or 10.6% in 1995 following increases of 12.9% or $6.37 million and 5.1% or $2.38 million at year end 1994 and 1993, respectively. The results were largely due to the efforts of the Bank's officers to develop new loan relationships with customers from the area's regional institutions combined with an improved economic environment.

    Loans represented the largest category of earning assets and the Bank will continue with its efforts to develop creditable loan relationships in order to enhance its earnings opportunities while simultaneously strengthening its underwriting criteria. The policies, procedures and lending guidelines implemented during the past two years have been reported to shareholders in detail in previous quarterly and annual reports.

    A number of measures have been taken by Commonwealth over the past several years to reduce overall exposure and earnings vulnerability in the real estate sectors of the Corporation's trade area, including strengthening real estate underwriting, management review policies and practices, and reducing higher risk concentrations within the real estate portfolio. Commonwealth's real estate portfolio is comprised of loans to customers located within the Corporation's established marketplace. Diversification of the loan portfolio continues.

    During the past two years, a considerable volume of new loan relationships have been developed with "old line and well-established" local businesses, who have transferred their relationships to Commonwealth from other "regional financial institutions" that are experiencing further consolidation. This has been an excellent source of new business for the Bank. We intend to aggressively continue to target these relationships in future periods.

    Further explanations regarding the changes in the volume of outstanding loans are included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the section entitled "Liquidity".

Dividends and Dividend Policy

    The Corporation's Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The Corporation's only source of funds for cash dividends are dividends paid to the Corporation by the Bank.

    Based on the Corporation's earnings record for 1995 and 1994, the Corporation declared a 6% and 5% stock dividend respectively. It is anticipated that this policy will continue to be re-evaluated during 1996. Based on the Corporation's improved record of profitability, it is expected that the payment of cash dividends will be resumed in future periods.

Income Taxes

    Corporations are required to pay the greater of the regular corporate income tax or the alternative minimum tax (AMT).

    In 1995, income tax expense was $282.1 thousand, up from $278.3 thousand in 1994, and $218.7 thousand in 1993. These increases were attributable to improvements in earnings.

Inflation

    The Corporation carefully reviews Federal Reserve monetary policy in order to insure an appropriate position between the cost and utilization of funds.

    The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a bank's assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices. Therefore, the Corporation can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

Capital Resources and Adequacy

    Average shareholders' equity increased at the rate of 13.4% in 1995 compared with 9.4% in 1994, and 7.8% in 1993. During these periods, the main source of capital to the Bank has been internally generated retained earnings.

    The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U. S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

    Risk-based capital ratios are another measure of capital adequacy. At December 31, 1995, Commonwealth's consolidated risk-adjusted capital ratios were 13.1% for Tier 1 and 14.4% for total capital, well above the required minimums of 4.0% and 8.0%, respectively, as compared with 10.0% and 11.3% respectively at December 31, 1994, and 9.84% and 11.1% at December 31,
1993.   These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on-and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on- and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, Commonwealth was considered "well-capitalized," the highest category of capitalization defined by the regulators allowing for the lowest level of FDIC insurance premium rates, as of December 1995, 1994 and 1993.

    The Bank's capital is adequate to support the present level of assets and to provide for some future growth.

    At December 31, 1995, shareholders' equity stood at $8.77 million as compared with $7.79 million at year-end 194 and $6.85 million at year-end 1993. These increases were brought about by a net profit of $835.5 thousand in 1995, combined with a change in unrealized gains of $149.8 thousand on securities available for sale, a net profit of $814.1 thousand in 1994, and a net profit of $647.3 thousand in 1993.

    In order to maintain a strong equity capital position, to protect against the risks of loss, in the investment and loan portfolios and on other assets, management will continue to monitor the Bank's capital position. Several measures have been or will be employed, to maintain the Bank's capital position, including but not limited to:

     Continuitng its efforts to return all nonperforming assets to performing status,

     Monitoring the Bank's growth, and

     Continued utilization of its formal asset/liability policy.

     Once again, it should be noted that the Bank's capital position has always exceeded and continues to exceed the minimum standards established by the regulatory authorities.

FIVE-YEAR SUMMARY CONSOLIDATED BALANCE SHEETS
                                                         December 31
                                  1995         1994         1993         1992         1991
ASSETS

Cash and due from banks           $5,135,875   $4,764,835   $4,603,437   $4,504,842   $2,364,182
Investments held for sale            --           --           --           --        12,273,122
Investment securities                --           --        13,923,049   14,243,807      143,900
Investment Securities:
  Available for Sale               5,968,175    6,489,145      --           --           --
  Held to Maturity                11,290,140    8,393,628      --           --           --
Federal funds sold                 5,131,844    1,056,522    6,360,000      870,000    2,500,000
Loans:
  Commercial                       8,889,880    9,899,880    9,539,927    8,523,608   10,755,228
  Commercial Construction          1,470,129      988,192      478,214      410,481      341,684
  Commercial Mortgage             25,795,631   21,068,295   17,983,733   16,214,371   15,725,535
  Residential Mortgage            18,668,317   16,376,434   14,315,477   13,094,969   14,088,244
  Installment loans to             3,970,015    4,103,107    4,075,197    4,608,809    4,564,748
    individuals
  Other                            2,809,860    3,272,096    3,006,057    4,413,970    6,466,974
              GROSS LOANS         61,603,832   55,708,004   49,398,605   47,266,208   51,942,413
Less: Unearned income               (231,186)    (244,930)    (314,728)    (565,581)    (856,656)
      Allowance for loan losses   (1,256,000)  (1,208,000)  (1,129,000)  (1,034,742)  (1,076,512)
                                  60,116,646   54,255,074   47,954,877   45,665,885   50,009,245
Premises and equipment             2,340,746    1,912,657    1,968,755    1,764,975    1,827,523
Other assets                       5,053,931    4,586,250    4,394,932    4,783,526    4,503,760
                                 $95,037,357  $81,458,111  $79,205,050  $71,833,035  $73,621,732

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES

Deposits:
  Noninterest bearing            $13,147,115   $9,080,263  $11,504,308   $7,291,537   $6,281,498
  Interest bearing                69,109,244   62,243,345   57,300,448   56,203,792   59,574,464
              TOTAL DEPOSITS      82,256,359   71,323,608   68,804,756   63,495,329   65,855,962


Securities sold under
  agreement to repurchase          2,290,477      744,855    1,616,177      372,809      --

Long-term debt                       684,019      661,504      687,616      770,871      854,126
Other liabilities                  1,036,116      940,808      979,455      724,300      758,743
              TOTAL LIABILITIES   86,266,971   73,670,775   72,088,004   65,363,309   67,468,831

SHAREHOLDERS' EQUITY

Common stock                       2,235,258    2,109,313    2,009,380    2,009,380    2,009,380
Additional capital                 3,715,666    3,376,454    3,122,226    3,122,226    3,122,226
Unrealized gains (loss) on
  securities available for sale        7,900     (141,900)     --           --           --
Retained earnings                  2,811,562    2,443,469    1,985,440    1,338,120    1,021,295
                                   8,770,386    7,787,336    7,117,046    6,469,726    6,152,901
                                 $95,037,357  $81,458,111  $79,205,050  $71,833,035  $73,621,732

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
                                                                    Years Ended December 31
                                                       1995         1994         1993         1992         1991
Interest on loans and investments and loan fees     $6,858,537  $5,831,266   $5,589,544   $6,031,054   $7,055,857
Interst on deposits and federal funds purchased      3,631,792   2,652,383    2,744,515    3,515,789    4,984,961
  Net Interest Income                                3,226,745   3,178,883    2,845,029    2,515,265    2,070,896

Provision for loan losses                              (52,932)   (101,787)    (166,869)    (235,000)    (672,070)
  Net Interest Income After Provision
  for Loan Losses                                    3,173,813   3,077,096    2,678,160    2,280,265    1,398,826

Other Income
  Security gains (loss)                                 28,430      (9,187)     121,775       46,033      479,474
  Gains (loss) on sale of real estate                    8,668     (11,146)     (20,661)     (30,186)      --
  Other operating income                               772,963     766,736      722,647      598,639      501,614

Total Other Income                                     810,061     746,403      823,761      614,486      981,088
Other Expenses:
  Salaries and employee benefits                     1,354,088   1,270,731    1,172,650    1,149,443    1,152,011
  Occupancy expenses (net)                             276,531     203,212      240,329      212,634      227,108
  Furniture and equipment expenses                     432,693     410,621      388,236      359,959      355,139
  Other operating expenses                             802,897     846,593      834,672      809,768      867,266

Total Other Expenses                                 2,866,209   2,731,157    2,635,887    2,531,804    2,601,524

Income (Loss) Before Income Taxes
  and Other Item                                     1,117,665   1,092,342      866,034      362,947     (221,610)

Applicable Income Tax Expense                          282,148     278,251      218,714       85,518       --

Income (loss) before cumulative effect of
  change in accounting principle                       835,517     814,091      647,320      277,429     (221,610)

Cumulative effect of change in
  accounting principle                                   -           -            -           39,396         -

Net Income (Loss) for Year                            $835,517    $814,091     $647,320     $316,825    ($221,610)

Net Income (Loss) per share
  based on weighted average
  number of shares outstanding (1)                       $0.93       $0.91        $0.72        $0.35       ($0.25)

Average shares outstanding (1)                         894,103     894,103      894,103      894,103      894,103

<F1>
(1) Adjusted to reflect 1995 & 1994 stock dividends.

Item 8. Financial Statements and Supplementary Data

     The report of independent auditors and the consolidated financial statements of the Company are submitted in a separate section of this report.

Item 10. Directors and Executive Officers of the Registrant

     The Corporation's Articles of Incorporation provide for the Board of Directors to be divided into three classes, as nearly equal in number as possible. Each class serves for a term of three years, with one class being elected each year. The Board of Directors currently consists of eight directors.

     At the 1996 Annual Meeting, two directors comprising Class 2 will be elected to serve until the 1998 Annual Meeting of Shareholders and until their successors are elected and qualified. The Board recommends that the two nominees named below be elected. Proxies received will be voted for the election of such nominees, unless marked to the contrary. A shareholder who desires to withhold voting of the proxy for all or one or more of the nominees may so indicate on the proxy. All of said nominees are currently members of the Board. All have consented to be named and have indicated their intent to serve if elected. However, in the event any such nominee is not available for election, the proxies will be voted for such person as shall be designated by the Board as a replacement.

     There is set forth below as to each of the nominees, and the remaining incumbent directors who will continue to serve as indicated below, certain information including age, principal occupation, and the year each nominee or incumbent director first became a director. The dates shown for the first election as a director represents the year in which the nominee or incumbent director was first elected to the Board of the Corporation or its predecessors. Unless otherwise indicated, the business experience and principal occupation shown for each nominee or incumbent director has extended five or more years.

     The following table sets forth as of February 29, 1996 certain information with respect to the beneficial ownership of the Corporation's Common Stock by
(i) each director or nominee, (ii) the executive officer listed in the Summary Compensation Table and (iii) all directors and executive officers as a group:

                                                              Number (Percent)
                           Served                             of Shares
                           as       Principal Occupation      Owned as of
                           Director During Past               February 29, 1996
      Name            Age  Since    Five Years                (1)(2)

           Nominees For Election Whose Terms Expire in 1999 (Class 2)


Herbert L. Perlin     55    1987    General Agent for Guardian    18,893(3)
                                    Life Insurance Co;            1.99%
                                    President  of Perlin Pension
                                    Services Inc., a regional
                                    pension administration
                                    company.

George H. Burton, Jr. 85    1981    President of Burton Lumber    28,904(4)
                                    Corp., a building materials   3.04%
                                    and supplies company
                                    located in Chesapeake,
                                    Virginia.


           Incumbent Directors Whose Terms Expire in 1997 (Class 3)


William P. Kellam     81    1971    Retired President of Kellam-  14,287(5)
                                    Eaton Insurance Agency,       1.50%
                                    Inc. (real estate and
                                    insurance), Virginia Beach,
                                    Virginia, a position he held
                                    until 1986.


Edward J. Woodard,    53    1973    Chairman of the Board,        14,924(6)
Jr.                                 President and Chief           1.57%
                                    Executive Officer of the
                                    Corporation and the Bank.


Morton M. Zedd        60    1971    Real estate developer and     46,914(7)
                                    investor in Richmond,         4.93%
                                    Virginia.


           Incumbent Directors Whose Terms Expire in 1998 (Class 1)


William D. Payne,     60    1988    General and vascular          5,595(8)
M.D.                                surgeon with Drs. Payne       *
                                    and Ives, Inc. in Norfolk,
                                    Virginia


Morton Goldmeier      72    1988    President of Hampton          35,757(9)
                                    Roads Management              3.76%
                                    Associates, Inc.


Richard J. Tavss      56    1988    Senior counsel of Tavss,      59,609(10)
                                    Fletcher, Earley & King, P.   6.27%
                                    C. in Norfolk, Virginia


All Directors, nominees and executive officers as Group (11 persons)     234,876
                                                                         24.69%

* Percentage of ownership is less than 1% of the outstanding shares of Common Stock of the Corporation.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities and Exchange
      Commission under the Securities Exchange Act of 1934, as amended, and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options.

(2) Based on 951,291 shares, 894,103 issued and outstanding and 57,188 stock options issued and outstanding as of February 29, 1996.

(3) Includes 5,150 shares which Mr. Perlin has the right to acquire through the exercise of stock options, 9,492 shares registered in the name of Herbert L. Perlin, Profit sharing Trust, of which Mr. Perlin is Acting Trustee.

(4) Includes 5,150 shares which Mr. Burton has the right to acquire through the exercise of stock options.

(5) Includes 5,150 shares which Mr. Kellam has the right to acquire through the exercise of stock options.

(6) Includes 8,065 shares which Mr. Woodard has the right to acquire through the exercise of stock options, 336 shares registered in the name of E.J. Woodard, Jr., Custodian for Troy Brandon Woodard; 798 shares registered in the name of E.J. Woodard, Jr. and Sharon W. Woodard, Custodians for Troy Brandon Woodard; and 1,113 shares held in trust, representing the proceeds of a self-directed Individual Retirement Trust for the benefit of E.J. Woodard, Jr.

(7) Includes 5,150 shares which Mr. Zedd has the right to acquire through the exercise of stock options, 34,929 shares registered in the name of Five Associates, a Virginia limited partnership, of which Mr. Zedd is general partner; and 6,351 shares in the Maxwell Zedd, Trust which Mr. Zedd is benficiary.

(8) Includes 5,150 shares which Dr. Payne has the right to acquire through the exercise of stock options.

(9) Includes 5,150 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options.

(10) Includes 5,150 shares which Mr. Tavss has the right to acquire through the exercise of stock options, 658 shares registered in the name of Richard J. Tavss, Custodian for Bobbie J. Tavss; and 411 shares registered in the name of the Estate of Daniel J. Tavss c/o Richard J. Tavss, trustee under the will.

No family relationships exist among any of the directors or between any of the directors and executive officers of the Corporation.

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

     As of February 29, 1995, there were two shareholders of the Corporation known to it to be the beneficial owner of more than 5% of the Corporation's Common Stock: Richard J. Tavss, Two Commercial Place, Norfolk, Virginia 23510 and Morton M. Zedd, 2 Sandown Circle, Richmond, Virginia 23329. Mr. Tavss beneficially owns 51,377 shares (6.1%) of the Corporation's Common Stock and Mr. Zedd beneficially owns 51,385 shares (6.1%). The percentages are based on 843,725 shares outstanding as of February 29, 1995.


INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

     The Corporation's Board of Directors has primary responsibility for the determination of corporate policies and the overall financial condition of the Corporation. The Board appoints a chief executive and other officers who are responsible for conducting business on a day-to-day basis under the Board's guidance and perspective. In turn, the management of the Corporation provides the Board of Directors with a regular and detailed flow of information relating to the Corporation's overall condition and financial performance.

     During 1995, the Board of Directors met twelve times for regular monthly meetings. All directors attended at least 75% of the total meetings of the Board of Directors and the various committees on which they are members.

     The Board of Directors has five standing committees:  Executive
Committee; Audit Committee; Compensation Committee; Investment
Committee; and Nominating Committee. At its first meeting after the annual meeting of shareholders, the Board elects each Committee. Committee members serve for one year or until the first meeting of the Board following the next annual meeting of shareholders.

Executive Committee

     The Executive Committee during 1995 was composed of eight rotating directors: E. J. Woodard, Jr.; George H. Burton, Jr.; William P. Kellam; Morton
M. Zedd; Morton Goldmeier; Richard J. Tavss; William D. Payne; and Herbert
L. Perlin. When the Board is not in session, the Executive Committee is authorized to exercise all of the Board's power except for certain fundamental responsibilities, such as approval of an amendment of the articles of incorporation or a plan of merger or consolidation. The Executive Committee meets to act on capital expenditures, to elect officers other than senior officers and to review and consider certain matters and policies for recommendation to the full Board. The Executive Committee met 32 times in 1995.

Audit Committee

     The Audit Committee during 1995 was composed of three directors:
George H. Burton, Jr.; William P. Kellam; and Morton Goldmeier, none of whom is an officer. The functions of the Audit Committee are to (i) recommend selection of independent certified public accountants, (ii) approve the scope of the accountants' examination, (iii) review internal accounting procedures, (iv) review reports of examination by the accountants and by regulatory agencies having jurisdiction over the Corporation, (v) monitor internal programs to ensure compliance with the law and avoidance of conflicts of interest, and (vi) aid the Board in fulfilling its responsibilities for financial reporting to the public. There was 1 meeting held by the Audit Committee during 1995.

Personnel/Compensation Committee

     The Personnel Committee during 1995 was composed of four directors:  E.
J. Woodard, Jr.; Richard J. Tavss; William P. Kellam and William D. Payne, M.D. The Compensation Committee recommends the compensation of officers to the Executive Committee and the Board. There was 1 meeting held by the Compensation Committee during 1995.

Investment Committee

     The Investment Committee during 1995 was composed of four directors:  E.
J. Woodard, Jr.; Herbert L. Perlin; Morton Goldmeier; and George H. Burton, Jr. The Investment Committee administers the investment policies of the Corporation. The Committee met 5 times during 1995.

Nominating Committee

     The Nominating Committee of the Board during 1995 was composed of four directors: E. J. Woodard, Jr.; Morton M. Zedd; William P. Kellam; and Richard
J. Tavss. The basic function of this Committee is the recommendation of those persons to be designated as Board nominees for election to the Board by the shareholders of the Corporation at its Annual Meeting. The Nominating Committee met 1 time in 1995.

     The Nominating Committee will consider suggestions from all sources, including shareholders, regarding possible candidates for nomination and election to the Board. Generally, candidates should be highly qualified by business, professional or comparable experience, affirmatively desirous of serving on the Board, and able to represent the interest of all shareholders. Shareholders wishing to nominate a candidate should forward the candidate's name and a description of the candidate's background and qualifications to the Corporate Secretary.


                         DIRECTOR'S COMPENSATION

     The fees paid the Corporation's directors during 1995 were $375 for each meeting of the Board attended. In addition, directors received $150 for attending meetings of each of the standing committees. The Corporation has adopted a Director's Deferred Compensation Plan by which directors may defer recognition of income on all or a portion of their meeting fees earned during the fiscal year. A total of $22,275 was deferred by directors in 1995 pursuant to the Plan.


                         EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation paid or accrued by the Corporation and its subsidiaries to officers of the Corporation and the Bank, for the past three fiscal years.

                       Summary Compensation Table
                           Annual Compensation         Long Term
                                                      Compensation

                                              Other             All
Name and                                      Annual           Other
Principal Position      Year   Salary(1)   Compensation(2)  Compensation
Edward J. Woodard, Jr., 1995   158,300           -           6,759(3)
CLBB                    1994   145,650           -           7,068(4)
Chairman of the Board   1993   121,500           -          10,944(5)
President and Chief
Executive Officer

John H. Gayle           1995    50,000           -           3,125(6)
Senior Vice President   1994    42,500           -           2,285(6)
and Secretary           1993    36,500           -             811(6)

Simon Hounslow          1995    37,500           -             433(8)
Vice President and      1994    33,250           -             554(8)
Commercial Loan         1993    28,250        7,767(7)         353(8)
Officer

Richard W. Webb         1995    44,500           -           2,071(10)
Vice President and      1994    42,167           -             -
Special Projects        1993    16,427(9)        -             -
Officer

<F1>
(1)   Includes base salary, bonus, and directors' fees.
<F2>
(2) All perquisites or other benefits of a personal nature did not exceed the lesser of $50,000 or 10% of the total annual salary shown in the table for Mr. Woodard.
<F3>
(3) Amount represents (i) contributions of $2,334 to the Bank's 401(k) Profit Sharing Plan on behalf of Mr. Woodard and (ii) accrual of $4,425 in connection with a Deferred Supplemental Compensation Agreement with Mr. Woodard.
<F4>
(4) Amount represents (i) contributions of $2,643 to the Bank's 401(k) Profit Sharing Plan on behalf of Mr. Woodard and (ii) accrual of $4,425 in connection with a Deferred Supplemental Compensation Agreement with Mr. Woodard.
<F5>
(5) Amount represents (i) contributions of $1,251 to the Bank's 401(k) Profit Sharing Plan on behalf of Mr. Woodard and (ii) accrual of $9,693 in connection with a Deferred Supplemental Compensation Agreement with Mr. Woodard.
<F6>
(6) Amount represents contribution to the Bank's 401(k) Profit Sharing Plan on behalf of Mr. Gayle.
<F7>
(7) Amount represents compensation to Mr. Hounslow for accrued vacation and sick leave.
<F8>
(8) Amount represents contribution to the Bank's 401(k) Profit Sharing Plan on behalf of Mr. Hounslow.
<F9>
(9)   Amount represents salary for August 1993 through December 1993.
<F10>
(10) Amount represents contribution to the Bank's 401(k) Profit Sharing Plan on behalf of Mr. Webb.

Employment Agreements

     The Boards of Directors of the Corporation and the Bank approved the execution of an employment agreement (the "Agreement"), effective January 1, 1990, between the Bank and Edward J. Woodard, Jr. ("Woodard"), Chairman
of the Board, President and Chief Executive Officer of the Corporation and the
Bank.   The Agreement, as amended on January 1, 1994, provides for employment of Woodard, with duties and responsibilities substantially the same as those assigned on the date of the agreement, until the earlier of (i) December 31, 1998, (ii) his death, or (iii) his physical or mental disability; provided, however, that provisions are made for the termination of employment by either the Bank or Woodard in the event of a "change in control" of the Corporation or the Bank, or for "good reason"; and provided further, however, that the Agreement will be renewed automatically for an additional period of one year on each January 1, unless prior to August 1 in any given year either party to the Agreement shall give notice of non-renewal to the other party.

     In the case of termination (i) by the Corporation or the Bank prior to a "change in control," unless "for good cause," or (ii) by Woodard for "good reason," certain payments stipulated in the Agreement are due Woodard as follows: (a) if by the Corporation or the Bank prior to "a change in control," unless "for good cause," twelve equal monthly payments equal to Woodard's base salary, plus director's fees, if any; and (b) if by Woodard for "good reason" or by the Bank without "good cause," 60 equal monthly payments equal to approximately three times Woodard's existing salary at the time of termination.

     A "change in control" is defined in the Agreement to occur upon (i) any entity acquiring or entering into a definitive agreement to acquire more than 25% of the stock of either the Corporation or the Bank, (ii) a change in the composition of a majority of the Board of Directors of either the Corporation or the Bank in any twelve month period, or (iii) the Corporation ceasing to be the owner of all of the Bank's stock, except for directors' qualifying shares. The term "for good cause" is defined as dismissal of Woodard for his failure to perform required services, gross or willful neglect of duty or illegal or intentional acts demonstrating bad faith. The term "good reason" is defined to include the assignment to Woodard of duties or responsibilities inconsistent with those in effect on the dates of the Agreement, or a change of control of either the Corporation or the Bank.

     The Bank also has entered into a Deferred Supplemental Compensation Agreement (the "Supplemental Agreement") with Woodard. The Supplemental Agreement, as amended on April 27, 1993, provides that if Woodard remains in the full-time employment of the Bank until age 65, then upon retirement
Woodard or his designated beneficiary shall be entitled to receive the sum of $250,000 payable in 120 equal monthly installments. If Woodard is employed full-time by the Bank and dies prior to age 65, then in addition to payment of the foregoing amount in such installments, the Bank also shall make a lump sum payment of $250,000 to Woodard's designated beneficiary.
Notwithstanding the foregoing, if Woodard's employment with the Bank is terminated for any reason whatsoever at any time before Woodard attains the age of 65, then (i) the sum of $250,000 shall be payable to Woodard or his designated beneficiary in 120 equal monthly installments commencing upon Woodard attaining the age of 65 and (ii) a lump sum payment of $250,000 shall be payable to Woodard's spouse, estate, trust or named beneficiary on his death. The Supplemental Agreement obligates Woodard to make himself available to the Bank after retirement, so long as he receives payments under the Supplemental Agreement, for occasional consultation which the Bank may reasonably request. All amounts unpaid under the Supplemental Agreement may be forfeited after notice to Woodard in the event the Board of Directors of the Bank determines in good faith that Woodard is performing services of any kind to a firm or corporation competitive with the business of the Bank during the period that he is receiving payments under the Supplemental Agreement.

Employee Benefit Plans

     Employee Stock Options. On February 20, 1990, the Corporation's Board of Directors approved a non-qualified stock option plan (the "Plan") for the issuance of 25,000 shares of the Corporation's Common Stock to eligible officers and key employees of the Corporation and the Bank at prices not less than the market value of the Corporation's Common Stock on the date of grant. At the same time, the Board of Directors granted options for 12,500 of such shares to 11 officers of the Corporation and the Bank, including an option for 2,500 shares granted to Edward J. Woodard, Jr., the Chairman of the Board, President and Chief Executive Officer of the Corporation and the Bank. All of such options are exercisable at $9.75 per share, (subsequently adjusted to $8.76 per share as a result of the 1994 and 1995 stock dividend) the fair value of the Corporation's Common Stock as determined by its Board of Directors on the date of grant. On January 18, 1994, the Board of Directors granted options for a total of 7,500 shares to seven officers, including an option for 2,500 shares granted to Mr. Woodard, at an exercise price of $8.85 per share (subsequently adjusted to $7.95 per share as a result of the 1994 and 1995 stock dividend). The Plan will expire on February 20, 2000. Until expiration, the options may be exercised in whole at any time or in part from time to time. None of the options granted to employees have been exercised as of February 29, 1996.

     401(k) Profit Sharing Plan. In 1993 the Bank adopted a thrift and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") to replace the Bank's former Profit Sharing Plan. Employees who have attained the age of 20 years and six months and completed six months of service with the Bank are eligible to participate in the 401(k) Plan. Eligible employees who elect to participate may contribute up to 15% of their annual salary to the 401(k) Plan. The Bank may make a matching contribution. The amount of the match, if any, will be determined by the Bank each year.
The Bank contributed a matching contribution of $10,722 and a discretionary profit sharing contribution of $9,200 to the 401(k) Profit Sharing Plan during 1995.

Item 12.  Security of Ownership of Certain Beneficial Owners and Management

     Information called for in this section is incorporated by reference to the Company's definitive proxy statement for the 1996 Annual Meeting filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

     Information called for in this section is incorporated by reference to the Company's definitive proxy statement for the 1996 Annual Meeting filed with the Securities and Exchange Commission.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(a) (3)    Exhibits

           3.1 Ariticles of Incorporation.  Filed June 15, 1988, as Exhibit
               3.1 to the Registrant's Form S-4, and incorporated herein by reference.

           3.2 By laws. Filed June 15, 1988, as Exhibit 3.2 to the Registrant's Form S-4, and incorporated herein by reference.

           3.3 Amendment to Articles of Incorporation dated July 28, 1989. Filed March 20, 1990, as Exhibit 3.3 to the
               Registrant's Form 10-K, and incorporated herein by reference.

          10.1 Lease. Filed June 15, 1988, as Exhibit 10.1 to the Registrants Form S-4, and incorporated herein by reference.

          10.2 Financing Agreement. Filed June 15, 1988, as Exhibit 10.2 to the Registrants Form S-4, and incorporated herein by reference.

          10.5 Employee Director's Deferred Compensation Plan. Filed March 21, 1989, as Exhibit 10.5 to the Registrant's Form 10-K, and incorporated herein by reference.

          10.6 Non-Employee Director's Deferred Compensation Plan.
               Filed March 21, 1989, as Exhibit 10.6 to the Registrant's Form 10-K, and incorporated herein by reference.

          10.7 Deferred Supplemental Compensation Agreement with
               Edward J. Woodard, Jr. Filed March 21, 1989, as Exhibit
               10.7 to the Registrant's Form 10-K, and incorporated herein by reference.

          10.8 Employment Agreement with Edward J. Woodard, Jr. Filed March 20, 1990, as Exhibit 10.8 to Registrant's Form 10-K, and incorporated herein by reference

          10.9 Employment Agreement with John H. Gayle. Filed March 28, 1991, as Exhibit 10.9 to Registrant's Form 10-K, and incorporated herein by reference.

         10.10 Amendment to Deferred Supplemental Compensation
               Agreement with Edward J. Woodard, Jr. Filed March 30, 1994, as Exhibit 10.10 to Registrant's Form 10-K, and incorporated herein by reference.

         10.11 Amendment to Employment Agreement with Edward J.
               Woodard, Jr. Filed March 30, 1994, as Exhibit 10.11 to Registrant's Form 10-K, and incorporated herein by reference.

         10.12 Amendment to Employment Agreement with John H. Gayle.
               Filed March 30, 1994, as Exhibit 10.12 to Registrant's Form 10-K, and incorporated herein by reference.

         10.13 Non-Employee Director Stock Compensation Plan

(b)     Reports filed on Form 8-K for the quarter ended December 31, 1995.
        None

(c) The response to this portion of Item 14 is submitted as a separate section of this report.

(d) The response to this portion of Item 14 is submitted as a separate section of this report.

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)
              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
             SCHEDULES FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                 CERTAIN EXHIBITS
                          YEAR ENDED DECEMBER 31, 1995
                          COMMONWEALTH BANKSHARES, INC.

FORM 10-K--ITEM 14(a)(1) AND (2)

COMMONWEALTH BANKSHARES, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

The following consolidated financial statements of Commonwealth Bankshares, Inc. and subsidiary are included:

     Consolidated balance sheets--December 31, 1995 and 1994

     Consolidated statements of income--Years ended December 31, 1995, 1994, and 1993.

     Consolidated statements of stockholders' equity--Years ended December 31, 1995, 1994, and 1993,

     Consolidated statements of cash flows--Years ended December 31, 1995, 1994 and 1993.

     Notes to consolidated financial statements--December 31, 1995.

Schedules to the consolidated financial statements required by Article 9 of Regulations S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Commonwealth Bankshares, Inc.
                                          (Registrant)

Date:   March 26, 1995                    by:  E. J. Woodard, Jr.
                                          E. J. Woodard, Jr., CLBB
                                          Chairman of the Board,
                                          President & CEO

                                          by:  John H. Gayle
                                          Senior Vice President & Cashier
                                          (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


E. J. Woodard, Jr.                         Herbert L. Perlin
E. J. Woodard, Jr., CLBB Director and      Herbert L. Perlin, Director
Chairman of the Board, President and
Chief Executive Officer

George H. Burton, Jr.                      Richard J. Tavss
George H. Burton, Jr.,Director             Richard J. Tavss, Director

Morton Goldmeier                           Morton M. Zedd
Morton Goldmeier, Director                 Morton M. Zedd, Director

William P. Kellam
William P. Kellam, Director

William D. Payne, MD
William D. Payne, MD, Director

                         COMMONWEALTH BANKSHARES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1995 AND 1994
                        AND FOR EACH OF THE THREE YEARS
                     IN THE PERIOD ENDED DECEMBER 31, 1995
                                     with
                         INDEPENDENT AUDITOR'S REPORT

                         INDEPENDENT AUDITORS' REPORT

Board of Directors of
  Commonwealth Bankshares, Inc.
Norfolk, Virginia

     We have audited the accompanying consolidated balance sheets of Commonwealth Bankshares, Inc. and its subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Bankshares, Inc. and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        PLOTT & WALTON, PC
Richmond, Virginia
January 12, 1996

                         COMMONWEALTH BANKSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1995 AND 1994

                                    ASSETS

                                              1995          1994
Cash and cash equivalents:
  Cash and due from banks (Note 2)      $ 5,135,875   $ 4,764,835
  Federal funds sold                      5,131,844     1,056,522
    Total cash and cash equivalents      10,267,719     5,821,357

Investment securities:
  Securities available for sale (Note 3)  5,968,175     6,489,145
  Securities to be held to maturity
    (Note 3)                             11,290,140     8,393,628
      Total investment securities        17,258,315    14,882,773

Loans (Notes 4 and 5):
  Commercial                              8,889,880     9,899,880
  Commercial construction                 1,470,129       988,192
  Commercial mortgage                    25,795,631    21,068,295
  Residential mortgage                   18,668,317    16,376,434
  Installment loans to individuals        3,970,015     4,103,107
  Other                                   2,809,860     3,272,096
    Gross loans                          61,603,832    55,708,004
  Unearned income                          (231,186)     (244,930)
  Allowance for loan losses              (1,256,000)   (1,208,000)
      Net loans                          60,116,646    54,255,074

Premises and equipment, net (Notes 6
  and 10)                                 2,340,746     1,912,657

Real estate acquired in settlement of
  loans                                   3,467,207     3,363,893

Accrued interest receivable                 634,383       541,415

Other assets                                952,341       680,942


                                        $95,037,357   $81,458,111

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                             1995          1994
Liabilities:
  Deposits:
    Non-interest bearing                $13,147,115   $ 9,080,263
    Interest bearing:
      Demand                             15,482,900    18,467,224
      Savings                             4,195,594     4,584,757
      Certificates of deposit:
        Less than $100,000               45,025,176    35,696,416
        $100,000 or more                  4,405,574     3,494,948
          Total deposits                 82,256,359    71,323,608

  Securities sold under
    agreements to repurchase
    (Notes 3 and 9)                       2,290,477       744,855

  Long-term debt (Note 10)                  684,019       661,504

  Accrued interest payable                  283,726       194,529

  Income tax payable                         16,206        68,000

  Other liabilities                         736,184       678,279
      Total liabilities                  86,266,971    73,670,775

Stockholders' equity (Notes 7, 8,
  and 16):
    Common stock, par value $2.50 -
      1,500,000 shares authorized;
      894,103 and 843,725 shares issued
      and outstanding in 1995 and 1994,
      respectively                        2,235,258     2,109,313
    Additional paid-in capital            3,715,666     3,376,454
    Retained earnings                     2,811,562     2,443,469
    Net unrealized gain (loss) on
      securities available for sale,
      net of tax provision (benefit)
      of $4,000 and $(73,100) in 1995
      and 1994, respectively                  7,900      (141,900)
        Total stockholders' equity        8,770,386     7,787,336

                                        $95,037,357   $81,458,111

<F1>
The accompanying notes are an integral part of these consolidated financial statements.

                   COMMONWEALTH BANKSHARES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME

        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                          1995          1994          1993
Interest income:
  Loans, including fees:
    Taxable                              $5,618,136    $4,880,638    $4,622,022
    Tax-exempt                               81,771        84,509        95,443
  Investment securities:
    Taxable                                 845,204       732,355       720,091
    Tax-exempt                               67,003        43,514             -
  Other interest income                     246,423        90,250       151,988
      Total interest income               6,858,537     5,831,266     5,589,544

Interest expense:
  Deposits                                3,475,299     2,578,995     2,681,312
  Federal funds purchased and securities
    sold under agreements to repurchase     116,727        47,737        27,193
  Other interest expense                     39,766        25,651        36,010
      Total interest expense              3,631,792     2,652,383     2,744,515

Net interest income                       3,226,745     3,178,883     2,845,029

Provision for loan losses (Note 5)          (52,932)     (101,787)     (166,869)

Net interest income after provision for
  loan losses                             3,173,813     3,077,096     2,678,160

Other income (loss):
  Service charges on deposit accounts       449,199       464,691       514,751
  Other service charges and fees            277,554       264,785       172,660
  Net realized investment securities
    gain (loss) (Note 3)                     28,430        (9,187)      121,775
  Gain (loss) on sale of real estate
    acquired in settlement of loans           8,668       (11,146)      (20,661)
  Other                                      46,210        37,260        35,236
      Total other income                    810,061       746,403       823,761

Other expenses:
  Salaries and employee benefits          1,354,088     1,270,731     1,172,650
  Net occupancy expense                     276,531       203,212       240,329
  Furniture and equipment expenses          432,693       410,621       388,236
  Other                                     802,897       846,593       834,672
    Total other expenses                  2,866,209     2,731,157     2,635,887


                                   (Continued)

                           COMMONWEALTH BANKSHARES, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                            1995          1994            1993
Income before income taxes                1,117,665     1,092,342       866,034

Applicable income tax expense
  (Note 12)                                 282,148       278,251       218,714

Net income                               $  835,517    $  814,091    $  647,320


Per share data:
  Net income                                $   .93       $   .91       $   .72

  Average shares outstanding (Note 7)       894,103       894,103       894,103

<F1>
The accompanying notes are an integral part of these consolidated financial statements.

                  COMMONWEALTH BANKSHARES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, and 1993

                                                                          Net Unrealized
                                                                          Gain (Loss) on
                                                   Additional               Securities
                                 Common Stock        Paid-in    Retained    Available
                               Shares    Amount      Capital    Earnings    for Sale
Balance, December 31, 1992    803,752  $2,009,380  $3,122,226  $1,338,120   $        -

  Net income for 1993               -           -           -     647,320            -

Balance, December 31, 1993    803,752   2,009,380   3,122,226   1,985,440            -

  Net income for 1994               -           -           -     814,091            -

  Stock dividend (Note 7)      39,973      99,933     254,228    (356,062)           -

  Net unrealized loss on
    securities available
    for sale, net of tax
    benefit of $73,100              -           -           -           -     (141,900)

Balance, December 31, 1994    843,725   2,109,313   3,376,454   2,443,469     (141,900)

  Net income for 1995               -           -           -     835,517            -

  Stock dividend (Note 7)      50,378     125,945     339,212    (467,424)           -

  Unrealized gain on
    securities transferred
    from held to maturity
    to available for sale
    on November 15, 1995,
    net of tax provision
    of $6,400                       -           -           -           -       12,424

  Net change in unrealized
    gain (loss) on
    securities available
    for sale, net of tax
    provision (benefit)
    of $70,700                      -           -           -           -      137,376

Balance, December 31, 1995    894,103  $2,235,258  $3,715,666  $2,811,562   $    7,900

<F1>
The accompanying notes are an integral part of these consolidated financial statements.

                    COMMONWEALTH BANKSHARES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993

                                                           1995          1994          1993
Operating activities:
  Net income                                         $   835,517   $   814,091   $   647,320
  Adjustments to reconcile net income to net
    cash from operating activities:
      Provision (benefit) for:
        Loan losses                                       52,932       101,787       166,869
        Depreciation and amortization                    226,195       196,890       182,779
        Amortization of organizational costs                   -             -        12,170
        Deferred income taxes                           (100,352)     (109,035)     (101,980)
      Net realized investment securities gain (loss)     (28,430)        9,187      (121,775)
      Loss (gain) on sale of real estate acquired in
        settlement of loans                               (8,668)       11,146        20,661
      Decrease (increase) in accrued interest
        receivable                                       (92,968)      (87,119)      105,644
      Increase (decrease) in accrued interest payable     89,197        29,003        (5,088)
      Increase (decrease) in income taxes payable        (51,794)     (162,000)      148,446
      Decrease in refundable income taxes                      -             -        21,653
      Other                                             (184,059)      (11,595)      296,574
Net cash from operating activities                       737,570       792,355     1,373,273

Investing activities:
  Purchases of:
    Investment securities                             (9,184,923)   (4,041,016)   (7,244,170)
    Premises and equipment                              (650,037)      (94,024)     (391,806)
    Assets relating to real estate acquired in
      settlement of loans                                (82,547)     (147,013)      (37,086)
  Net increase in loans                               (6,544,821)   (7,032,504)   (2,692,872)
  Proceeds from:
    Maturities of investment securities                3,341,600     1,364,667     1,255,064
    Sale of investment securities                      3,723,111     1,492,438     6,431,639
    Sale of real estate acquired in settlement of
      loans                                              657,528       903,500       424,013
    Sale of premises and equipment                             -             -         1,000
Net cash used in investing activities                 (8,740,089)   (7,553,952)   (2,254,218)

Financing activities:
  Net increase in certificates of deposit             10,239,386     5,359,989     3,125,890
  Net increase (decrease) in other deposits              693,365    (2,841,137)    2,183,537

                                       (Continued)

                           COMMONWEALTH BANKSHARES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                                         1995          1994          1993
  Net increase (decrease) in securities sold under
    agreements to repurchase                           1,545,622     (871,322)     1,243,368
  Principal payments on long-term borrowings             (27,225)     (26,112)       (83,255)
  Dividends paid                                          (2,267)      (1,901)            -
Net cash from financing activities                    12,448,881    1,619,517      6,469,540

Net increase (decrease) in cash and cash equivalents   4,446,362   (5,142,080)     5,588,595

Cash and cash equivalents, beginning of year           5,821,357   10,963,437      5,374,842

Cash and cash equivalents, end of year               $10,267,719  $ 5,821,357    $10,963,437

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                         $ 3,542,595  $ 2,623,380    $ 2,749,603
    Income taxes                                         434,294      549,286        150,595

Supplemental disclosure of noncash operating,
  investing and financing activities:
    Activities involving the acceptance of real
      estate in settlement of loans:
        Increase in real estate acquired in
          settlement of loan                         $   680,057  $   630,520    $   237,010
        Net decrease in loans and accrued interest      (630,317)    (630,520)      (237,010)
        Net increase in long-term debt                   (49,740)           -             -
    Transfer of other real estate owned to
      premises and equipment:
        Increase in premises and equipment                10,430       49,223             -
        Decrease in real estate acquired in
          settlement of loans                            (10,430)     (49,223)            -
    Other activities:
      Common stock distributed as a dividend:
        Common stock                                     125,945       99,933             -
        Additional paid-in capital                       339,212      254,228             -
        Fair value of stock dividend                 $   465,157  $   354,161   $         -
      Net unrealized gain (loss) on securities
        available for sale included in the
        following:
          Retained earnings                          $   149,800  $  (141,900)  $         -
          Deferred income taxes                           77,100      (73,100)            -
                                                     $   226,900  $  (215,000)  $         -

<F1>
The accompanying notes are an integral part of these consolidated financial statements.

                    COMMONWEALTH BANKSHARES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995


1.     Summary of significant accounting policies

            The accounting and reporting policies of Commonwealth
       Bankshares, Inc. (the Parent) and its subsidiary, Bank of the Commonwealth (the Bank), are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of the principles used in preparing the financial statements are briefly described below.

            Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Parent and the Bank, collectively referred to as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

            Nature of operations - The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation of the Bureau of Financial Institutions and the Federal Reserve System. The Bank serves Norfolk and Virginia Beach, Virginia through its five banking offices.

            Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Investment securities - Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity or on a long-term basis, they are classified as investments to be held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995

1.     Summary of significant accounting policies (Continued)

            Investment securities - (Continued)

            Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to stockholders' equity, whereas realized gains and losses flow through the Company's yearly operations.

            Loans - Interest on loans is accrued and credited to income based upon the principal amount outstanding. Fees collected and costs incurred in connection with loan originations are deferred and recognized over the term of the loan.

            It is management's practice to cease accruing interest on loans when payments are 90 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

            Impaired loans - Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 114,
       "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. These pronouncements require that an impaired loan be measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan, or at fair value of the loan's collateral for "collateral dependent" loans. The Bank considers a loan impaired when it is probable that the Bank will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. A valuation allowance is required to the extent that the measure of the impaired loan is less than the recorded investment. Consistent with the Bank's method for nonaccrual loans, interest receipts for impaired loans are recognized on the cash basis. The Bank had no impaired loans as of December 31, 1995.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995

1.     Summary of significant accounting policies (Continued)

            Allowance for loan losses - The allowance for loan losses is maintained at a level adequate to absorb probable losses.
       Management's determination of the adequacy of the allowance is based on an evaluation of past loan loss experience, an analysis of potential problem loans, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors. The allowance is increased by provisions for loan losses charged against operations.

            Real estate acquired in settlement of loans - Real estate acquired in settlement of loans is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings.

            Premises and equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed generally by the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized over the shorter of the term of the respective leases or their estimated useful lives.

            Income taxes - Deferred income taxes are provided for timing differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. Timing differences result principally from provisions for loan losses, depreciation and net loan fees.

            Per share data - Net income per share is based on the weighted average number of shares outstanding.

            Off balance sheet financial instruments - In the ordinary course of business the Bank has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995

1.     Summary of significant accounting principles (Continued)

            Cash and cash equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and due from banks and federal funds sold.

            Long-lived assets - In March 1995 the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reduced in value whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Statement is required to be applied for years beginning after December 15, 1995.
       The Bank plans to adopt this new accounting standard as of December
       31, 1996, and does not expect the adoption to have a material impact on the consolidated financial statements.

            Reclassifications - Certain prior year amounts have been reclassified to conform to the 1995 presentation. These reclassifications have no effect on previously reported net income.

2.     Cash and due from banks

            The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank. Required reserves were approximately $195,000 at December 31, 1995 and 1994.

3.     Investment securities

            Securities with a carrying value of $1,864,750 on November 15, 1995, were transferred from held to maturity to available for sale. This transfer was in accordance with the FASB's special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995

3.     Investment securities (Continued)

            The aggregate carrying and market values of investment securities at December 31, 1995 and 1994, were as follows:
                                Carrying    Unrealized  Unrealized    Market
                                 Amount       Gains       Losses      Value

       Securities available for
         sale-
           December 31, 1995:
             U.S. Government
               and agency
               securities       $3,476,806   $14,313      $2,702     $3,488,417
             Mortgage-backed
               securities        1,466,977     2,962       6,508      1,463,431
             State and
               municipal
               securities          868,592     3,835           -        872,427
             Federal Reserve
               Bank stock          143,900         -           -        143,900

                                $5,956,275   $21,110      $9,210     $5,968,175

       Securities to be held to
         maturity-
           December 31, 1995:
             U.S. Government
               and agency
               securities      $ 6,933,242   $25,266     $280,662   $ 6,677,846
             Mortgage-backed
               securities        3,191,199     6,164       45,999     3,151,364
             State and
               municipal
               securities        1,165,699         -       13,507     1,152,192

                               $11,290,140   $31,430     $340,168   $10,981,402

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995

3.     Investment securities (Continued)
                               Carrying     Unrealized  Unrealized   Market
                                Amount        Gains       Losses     Value
       Securities available
          for sale-
           December 31, 1994:
             U.S. Government
               and agency
               securities       $6,560,245   $     -     $215,000    $6,345,245
             Federal Reserve
               Bank stock          143,900         -            -       143,900

                                $6,704,145   $     -     $215,000    $6,489,145

        Securities to be held to
         maturity-
           December 31, 1994:
             U.S. Government
               and agency
               securities       $5,149,813    $3,225     $689,916    $4,463,122
             Mortgage-backed
               securities        1,831,414         -       98,938     1,732,476
             State and
               municipal
               securities        1,412,401     3,997      126,555     1,289,843

                                $8,393,628    $7,222     $915,409    $7,485,441

            Securities with a book value of $5,810,802 and $6,895,627 and market value of $5,617,676 and $6,277,738 at December 31, 1995 and 1994, respectively, were pledged as collateral to secure public deposits and for other purposes.

            Proceeds from the sale of investment securities, gross realized gains, gross realized losses, and the related income taxes on net realized gains were as follows:
                                            Year ended December 31,
                                                1995       1994
       Securities available for sale-
         Proceeds from sales                $3,723,111  $1,492,438
         Gross realized gains                   31,359           -
         Gross realized loss                         -       7,338
         Applicable income tax on net
           realized gains (loss)                10,662      (2,495)

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995

3.     Investment securities (Continued)
                                            Year ended December 31,
                                                1995       1994
       Securities to be held to maturity-
         Proceeds from maturities            3,341,600   1,364,667
         Gross realized gains                      447         107
         Gross realized loss                     3,376       1,956
         Applicable income tax on net
           realized gains (loss)                  (996)       (629)

            Proceeds from sales and maturities of investment securities during 1993 were $7,686,703. Gross gains of $124,934 and gross losses of $3,159 were realized from those sales.

            The amortized cost and fair values of investment securities available for sale and to be held to maturity at December 31, 1995, by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Securities Available       Securities to be
                                         for Sale             Held to Maturity
                                  Carrying    Market        Carrying     Market
                                   Amount     Value          Amount      Value
       Due in one year or less   $2,314,030 $2,315,484    $   395,595 $   399,200
       Due after one year
         through five years       1,162,775  1,172,953      3,395,994   3,263,945
       Due after five years
         through ten years          458,394    459,962      3,807,352   3,664,002
       Due after ten years          410,199    412,445        500,000     502,891
                                  4,345,398  4,360,844      8,098,941   7,830,038

       Mortgage-backed securities 1,466,977  1,463,431      3,191,199   3,151,364
       Equity security              143,900    143,900              -           -

                                 $5,956,275 $5,968,175    $11,290,140 $10,981,402

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995

4.     Loans

            Nonaccrual loans were approximately $1,655,000 and $806,000 at December 31, 1995 and 1994, respectively. Interest which would have been recorded on these loans under the contractual terms is approximately $175,000 and $112,000 as of December 1995 and 1994, respectively. Interest income actually recorded on these loans was approximately $59,000 and $27,000 in 1995 and 1994, respectively.

5.     Allowance for loan losses

            Changes in the allowance for loan losses were as follows:
                                      Year ended December 31,
                                   1995        1994        1993
       Balance, beginning of
         year                   $1,208,000  $1,129,000  $1,034,742
       Provision for loan
         losses                     52,932     101,787     166,869

       Loans charged off           (12,657)    (54,442)   (119,315)
       Recoveries of previous
         charge-offs                 7,725      31,655      46,704
       Net charge-offs              (4,932)    (22,787)    (72,611)

       Balance, end of year     $1,256,000  $1,208,000  $1,129,000

6.     Premises and equipment and leases

          Premises and equipment:

            Premises and equipment are summarized as follows:
                                                 December 31,
                                               1995        1994
         Land                               $  190,308  $  190,308
         Buildings and improvements          1,264,664   1,240,633
         Leasehold improvements                281,870     229,776
         Furniture and equipment             2,116,689   1,834,949
         Construction in progress              212,589       2,800
                                             4,066,120   3,498,466
         Less accumulated depreciation       1,725,374   1,585,809

                                            $2,340,746  $1,912,657

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995

6.     Premises and equipment and leases (Continued)

          Leases:

            The principal offices of the Parent and the Bank are leased from Boush Bank Building Associates, a related party, under terms of a net operating lease which expires on November 18, 2008. The Bank has the option of renewing the lease for up to five additional five-year periods at the same rental terms and conditions. The Bank also has the option of purchasing undivided interests in the building and related land at any time at the lessor's original cost. In connection with the acquisition of the leased property, the lessor obtained primary financing of $1,600,000 through the issuance of a revenue bond by the Norfolk Redevelopment and Housing Authority and secondary financing of approximately $240,000 by the Bank. Rent expense under the lease, which is based on interest expense incurred by the lessor, was $74,895 in 1995,
       $60,151 in 1994 and $67,603 in 1993.   The Bank has a commitment to
       provide the lessor with such loans as are necessary for the lessor to make principal payments on the primary financing described above. The Bank is obligated to purchase in January of each year, if certain financial covenants are met as of the preceding year end, such undivided interest in the leased property as would not exceed 90% of what the Bank would be permitted to purchase under banking regulations of the Commonwealth of Virginia. Under this provision of the lease, the Bank purchased 34.7% of the leased property in 1988 for $637,410 and 19.7% in 1987 for $362,201. The Bank has not made any additional purchases since 1988.

            The Bank also leases other buildings for two branch offices. Such leases contain renewal options and have remaining terms of 18 to 45 months as of December 31, 1995.

            Rental expense and related sublease income are as follows:
                                        Year ended December 31,
                                       1995       1994       1993
         Gross rental expense        $187,936   $181,049   $201,450
         Sublease rental income        65,368     81,773     86,585

         Net rental expense          $122,568   $ 99,276   $114,865

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


6.     Premises and equipment and leases (Continued)

            Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases consist of the following at
       December 31, 1995:
                                                    Sublease
                                      Rental         Rental
                                      Expense        Income
                1996                $ 93,944        $ 57,091
                1997                  85,768          56,394
                1998                  77,592          47,087
                1999                  71,815          35,640
                2000                  57,039               -
                Thereafter           151,453               -

                                    $537,611        $196,212

7.     Stockholders' equity

            The Company's Articles of Incorporation authorize the issuance of 300,000 shares of Serial Preferred Stock, par value $25 per share, none of which has been issued at December 31, 1995. The Board of Directors is authorized to issue this stock in one or more series, to establish the number of shares to be included in each such series, and to fix the designation, relative rights, preference and limitations of each such series.

            During 1995, the Company declared a 6% stock dividend to stockholders of record on March 31, 1995. Cash of $2,267 was paid for fractional shares. During 1994, the Company declared a 5% stock dividend to stockholders of record on April 1, 1994. Cash of $1,901 was paid for fractional shares. The Company's earnings per share data have been restated for prior years to reflect the changes in shares outstanding.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


8.     Stock option plans

            During 1990, a stock option plan was adopted which granted options to certain employees to purchase shares of the Company's common stock at a price determined at the date the options were granted. Options to purchase 16,138 shares are outstanding as of December 31, 1995. The options expire February 20, 2000. No options have been exercised. Options to purchase shares were adjusted for the stock dividends declared in 1995 and 1994.

            During 1995, a stock option plan was adopted which granted options to non-employee directors to purchase shares of the Company's common stock at a price determined at the date the options were granted. Options to purchase 17,500 shares are outstanding as of December 31, 1995. The options expire January 17, 2005. No options have been exercised.

9.     Short-term borrowings

            Securities sold under agreements to repurchase generally mature within one to three days from the transaction date.

10.    Long-term debt

            Long-term debt is summarized as follows:
                                                December 31,
                                               1995       1994
       Obligation under Norfolk
         Redevelopment and Housing
         Authority Revenue Bond
         due January 1, 2010                 $635,392   $661,504

       Note payable to Navy Federal
         Credit Union due July 1, 2001         48,627          -
                                             $684,019   $661,504

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


10.    Long-term debt (Continued)

            The bond represents the unpaid balance of that portion of the primary financing of the Bank's principal offices related to the Bank's interest in the property. At December 31, 1995, premises with a carrying value of approximately $816,000 were pledged as collateral for the Bank's portion of the total unpaid obligation related to the bond. Principal payments of $26,112 are due each January 1 with a final payment of the remaining balance due January 1, 2010. Interest is payable monthly at 68.6% of the prime rate of a regional bank which totalled 5.831% at December 31, 1995.

            The note payable to Navy Federal Credit Union is secured by a first deed of trust on property with a book value of $112,909 at December 31, 1995. Payments of $928 are due on the first of each month with a final payment of the remaining balance due on July 1, 2001. Interest is included in the payments at a fixed rate of 9%.

            Maturities of long-term debt by year and in the aggregate are summarized as follows:

                        1996           $ 33,152
                        1997             33,812
                        1998             34,534
                        1999             35,325
                        2000             36,189
                        Thereafter      511,007
                                       $684,019

11.    Retirement plan and other supplemental compensation agreements

            In 1993 the Bank adopted a thrift and profit sharing plan (Plan) qualified under Section 401(k) of the Internal Revenue Code. Eligible employees, as defined by the Plan, can elect to defer up to 15% of compensation. The Bank may at its discretion make a matching contribution and the amount was $10,722 and $8,160 for 1995 and 1994, respectively. In addition, a discretionary contribution of $9,200 and $11,840 was made in 1995 and 1994, respectively, to the profit sharing section of the Plan.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


11. Retirement plan and other supplemental compensation agreements (Continued)

            The Bank has entered into a Deferred Supplemental
       Compensation Agreement (the Supplemental Agreement) with Mr. E. J. Woodard, Jr. The Supplemental Agreement, as amended on April 27, 1993, provides that if Mr. Woodard remains in the full-time employment of the Bank until age 65, then upon retirement Mr. Woodard or his designated beneficiary will be entitled to receive the sum of $250,000 payable in 120 equal monthly installments.

12.    Income taxes

            Net deferred tax asset, included in other assets, is $491,029 and $467,777 as of December 31, 1995 and 1994, respectively.

            The net deferred tax asset includes the following components:
                                                December 31,
                                             1995         1994
            Deferred tax liability:
              Depreciation                 $(111,595)  $(111,516)
              Net unrealized gain on
                securities available
                for sale                      (4,000)          -
                  Total deferred tax
                    liability               (115,595)   (111,516)
            Deferred tax asset:
              Provision for loan losses      325,278     261,966
              Deferred compensation          156,591     140,230
              Accrued vacation                76,583      70,919
              Deferred net loan fees          48,172      33,078
              Net unrealized loss on
                securities available
                for sale                           -      73,100
                  Total deferred tax
                    asset                    606,624     579,293

            Net deferred tax asset         $ 491,029   $ 467,777

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


12.    Income taxes (Continued)

            The components of applicable income tax expense (benefit) are as follows:
                                       Year ended December 31,
                                      1995       1994       1993
            Current                $382,500    $387,286   $320,694
            Deferred               (100,352)   (109,035)  (101,980)
                                   $282,148    $278,251   $218,714

            Timing differences in the recognition of revenues and expenses for income tax and financial reporting purposes result in deferred income taxes as follows:

                                       Year ended December 31,
                                     1995       1994       1993
            Provision for loan
              losses               $ (63,312) $ (84,562) $ (75,596)
            Depreciation                  79      6,389     (1,767)
            Deferred compensation    (16,361)   (18,953)   (20,611)
            Accrued vacation          (5,664)   (10,329)    (8,872)
            Deferred net loan fees   (15,094)    (1,580)     4,866

                                   $(100,352) $(109,035) $(101,980)

            The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% are as follows:

                                       Year ended December 31,
                                      1995       1994       1993
            Income tax expense
              at statutory rates    $380,006   $371,396   $294,452
            Increase (decrease)
              due to:
                Tax exempt income    (50,583)   (43,528)   (31,013)
                Other                (47,275)   (49,617)   (44,725)

            Applicable income tax
              expense               $282,148   $278,251   $218,714

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


13.    Commitments, contingent liabilities and financial instruments

            The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk not recognized in the balance sheet.

            The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Bank anticipates no losses as a result of these transactions.

            Financial instruments whose contract amounts represent credit risk are as follows:

                                                 December 31,
                                              1995         1994

            Commitments to extend credit   $6,471,703   $7,451,295
            Standby letters of credit         592,133      573,759

            Commitments to extend credit include unused lines of credit, credit card arrangements, and the unused portions of construction loans. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of customers to a third party. The Bank evaluates each customer's creditworthiness on a case-by-case basis.
       The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based upon management's credit evaluation of the counter party. Collateral held varies, but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment and real estate.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


13. Commitments, contingent liabilities and financial instruments (Continued)

            SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.
       In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow analyses or other valuation techniques. Those techniques involve subjective judgement and are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. As a result, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument.

            The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments. All of the Bank's financial instruments were held or issued for purposes other than trading.

            The principal components of calculated fair values are cash flows and the discount rate. Cash flows are affected by scheduled principal maturities, repricing characteristics, prepayment assumptions, and interest cash flows.

            Interest cash flows are calculated by assuming that the yield/cost of the portfolio remains unchanged from the historical level until affected by maturity, prepayment or repricing.

            The discount rates used to determine the fair value of the financial instruments are constructed using a build-up approach. This approach views the discount rate as consisting of four components: the risk-free rate, credit quality, operating expenses and prepayment option price.

             The risk-free rate forms the foundation of the discount rate and is derived from the term structure of interest as reflected in the Treasury yield curve. The point on the Treasury yield curve which corresponds to the time into the future for the cash flow is selected as the risk-free rate.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


13. Commitments, contingent liabilities and financial instruments (Continued)

            The credit quality component is the annualized yield needed to cover the loss of value expected over the entire life of a portfolio. The higher the credit quality component, the higher the credit risk.

            The operating expense component represents an annualized cost rate derived from operating expense allocations. This component is used to adjust the risk-free rate in order to compensate for operating expenses of the Bank.

            The prepayment option price is the final component and represents a basis point adjustment to the risk-free rate to reflect the value of imbedded prepayment options.

            The estimated fair values of the Bank's financial instruments as of
       December 31, 1995 and 1994, are as follows (in thousands):
                                             December 31,         December 31,
                                                 1995                 1994

                                           Carrying  Fair       Carrying  Fair
                                            Amount   Value       Amount   Value
       Financial assets:
         Cash and short term investments  $10,266  $10,266     $ 5,735  $ 5,735
         Investment securities             17,258   16,949      14,883   13,975

         Loans                             61,066               55,179
           Allowance for loan loss         (1,256)              (1,208)
         Net loans                         59,810   62,188      53,971   53,577

       Total financial assets             $87,334  $89,403     $74,589  $73,287

       Financial liabilities:
         Deposits                         $82,566  $83,266     $71,596  $70,438
         Securities sold not owned          2,291    2,291         745      745
         Long-term debt                       684      703         661      585

       Total financial liabilities        $85,541  $86,260     $73,002  $71,768

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


13. Commitments, contingent liabilities and financial instruments (Continued)

            SFAS No. 107 excludes certain financial instruments and all non financial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as core deposit premiums, mortgage-servicing rights and goodwill. Accordingly, the aggregate fair value amount presented should not be interpreted as representing the underlying value of the Bank.

14.    Concentrations of credit

            The Bank grants commercial, real estate and consumer loans to customers throughout its lending area, primarily the cities of Virginia Beach and Norfolk, Virginia. Although the Bank has a diversified loan portfolio, a significant portion of its debtors' abilities to honor their contracts is dependent upon the economic environment of its lending area. The concentrations of credit by type of loan are set forth in the balance sheet. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

15.    Related parties

            The Bank has granted loans to directors and executive officers of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $2,447,136 and $2,242,381 at December 31, 1995 and 1994, respectively. During 1995, $560,654 of new loans were made, and repayments totaled $355,899.

            The Bank has also sold participation in loans on a non-recourse basis to certain of the Company's directors. Such loans amounted to $386,745 and $730,950 as of December 31, 1995 and 1994,
       respectively.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


16.    Regulatory matters

            The Company and its subsidiary are affiliates within the meaning of Section 23A of the Federal Reserve Act. Accordingly, they are subject to the limitations specified in such section on the making of loans or extension of credit to, or purchase of securities under repurchase agreement from, each other. Therefore, substantially all of the net assets of the Bank are restricted from use by the Company in the form of loans or advances. Dividends, however, may be paid to the Company by the Bank under formulas established by the appropriate regulatory authorities. These formulas contemplate that the current earnings and earnings retained for the two preceding years may be paid to the
       Company without regulatory approval. In 1996, the Bank can initiate dividend payments without said regulatory approvals of approximately $1,664,000 plus an additional amount equal to the Bank's net earnings
       for 1996 up to the date of any such dividend declaration.   Substantially
       all of the retained earnings of the Company are represented by undistributed earnings of the Bank.

            At December 31, 1995, the Bank is required to have minimum Tier
       I and Total risk-based capital ratios of 4.0% and 8.0%, respectively.
       The Bank's actual ratios at that date were 13.1% and 14.4%, respectively.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


17.    Parent company only financial information

                  COMMONWEALTH BANKSHARES, INC.
                      (PARENT COMPANY ONLY)

                         BALANCE SHEETS

                   DECEMBER 31, 1995 AND 1994

                             ASSETS

                                                1995        1994
       Cash on deposit with subsidiary       $  251,111  $  262,490
       Investment in subsidiary               8,516,580   7,675,858

                                             $8,767,691  $7,938,348

              LIABILITIES AND STOCKHOLDERS' EQUITY

       Due to subsidiary                     $    5,204  $    9,112

       Total stockholders' equity             8,762,487   7,929,236

                                             $8,767,691  $7,938,348

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


17.    Parent company only financial information (Continued)

                       COMMONWEALTH BANKSHARES, INC.
                           (PARENT COMPANY ONLY)

                           STATEMENTS OF INCOME

           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                         1995        1994        1993
       Expenses:
         Amortization of organiza-
           tional costs                $      -    $      -    $ 12,170
         Legal expense                    6,560      12,862           -
         Other                            1,325         950       2,957
           Total expenses                 7,885      13,812      15,127

       Loss before income taxes
         and equity in undistributed
         net income of subsidiary        (7,885)    (13,812)    (15,127)

       Income tax benefits                2,681       4,700       5,143

       Loss before equity in
         undistributed net income
         of subsidiary                   (5,204)     (9,112)     (9,984)

       Equity in undistributed net
         income of subsidiary           840,721     823,203     657,304

       Net income                      $835,517    $814,091    $647,320

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1995


17.   Parent company only financial information (Continued)

                    COMMONWEALTH BANKSHARES, INC.
                        (PARENT COMPANY ONLY)

                       STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                             1995       1994      1993
       Operating activities:
         Net income                        $835,517   $814,091  $647,320
         Adjustments to reconcile net
           income to net cash from
           operating activities:
             Equity in undistributed
               net income of subsidiary    (840,721)  (823,203) (657,304)
             Amortization of organiza-
               tional costs                       -          -    12,170
             Decrease (increase) in
               amount due from subsidiary         -      2,187      (300)
             Increase (decrease) in amount
               due to subsidiary             (3,908)     9,112         -
       Net cash from (used in) operating
         activities                          (9,112)     2,187     1,886

       Financing activities -
         Dividends paid                      (2,267)    (1,901)        -

       Net increase (decrease) in cash
         on deposit with subsidiary         (11,379)       286     1,886

       Cash on deposit with subsidiary,
         beginning of year                  262,490    262,204   260,318

       Cash on deposit with subsidiary,
         end of year                       $251,111   $262,490  $262,204

                                                             Exhibit 10.13
                                                               Page 1 of 6






                                COMMONWEALTH
                                 BANKSHARES,
                                    INC.



                                NON-EMPLOYEE
                                  DIRECTOR
                                    STOCK
                                COMPENSATION
                                    PLAN

                                                               Exhibit 10.13
                                                                 Page 2 of 6


                                  ARTICLE I

DEFINITIONS

1.01 Agreement means a written agreement (including any amendment or supplement thereto) between the Company and a Participant specifying the terms and conditions of an Award granted to such Participant.

1.02    Award means an award of Options as provided for hereunder.

1.03    Bank means Bank of the Commonwealth, or its successors.

1.04    Board means the Board of Directors of the Company.

1.05    Code means the Internal Revenue Code of 1986, as amended.

1.06    Common Stock means the common stock of the Company.

1.07 Date of Grant means the date that the Board sets for the grant of Options to Participants under the Plan.

1.08 Fair Market Value means the average of the five (5) most recent trades of the Common Stock on the over-the-counter market during the period, not to exceed thirty (30) calendar days, immediately preceding an Option's Date of Grant.

1.09 Option means a stock option granted pursuant to Article IV, and that entitles the holder to purchase from the Company a stated number of shares of Common Stock at the shares' Fair Market Value.

1.10 Participant means a memeber of the Board who is not an employee of the Company or the Bank on the applicable Date of Grant.

1.11 Plan means the Commonwealth Bankshares, Inc. Non-Employee Director Stock Compensation Plan.

1.12 Company means Commonwealth Bankshares, Inc. and its subsidiaries, or such successors thereto.


                                 ARTICLE II

PURPOSE

     The Plan is intended to promote a greater identity of interest between Participants and the Company's shareholders by increasing the Participants' proprietary interest in the Company through the receipt of Awards in the form of Options.

                                                              Exhibit 10.13
                                                                Page 3 of 6


                                 ARTICLE III

ADMINISTRATION

     The Plan shall be administered by the one or more persons who are employees of the Company and directors of the Board (the "Employee
Directors"), and such additional employees as the Employee Directors shall appropriately designate, who shall have complete authority to interpret all provisions of this Plan; to prescribe the form of Agreements; to adopt, amend, and rescind rules and regulations pertaining to the administration of the Plan; and to make all other determinations necessary or advisable for the adminsitration of this Plan. Any decision made, or action taken, by the Employee Directors in connection with the administration of this Plan shall be final and conclusive. All expenses of administering this Plan shall be borne by the Company.


                                 ARTICLE IV

GRANT OF OPTIONS

     The Board shall have authority to designate Participants to whom Options are to be granted and shall specify the number of shares subject to grants. All Options shall be evidenced by a Memorandum of Option agreement which shall be subject to the applicable provisions of the Plan and to such other provisions as the Employee Directors may adopt.


                                  ARTICLE V

STOCK SUBJECT TO OPTIONS

     Upon the exercise of any Option, the Company may deliver to the Participant (or the Participant's broker if the Participant so directs) authorized but unissued Common Stock. The maximum aggregate number of shares of Common Stock that may be issued pursuant to the exercise of Options under this Plan is 50,000, subject to adjustment as provided in Article IX. If an Option is terminated, in whole or in part, for any reason other than its exercise, the number of shares of Common Stock allocated to the Option or portion thereof may be reallocated to other Options to be granted under this Plan.


                                 ARTICLE VI

OPTION PRICE

     The price per share for Common Stock purchased on the exercise of an Option shall be the share's Fair Market Value.

                                                             Exhibit 10.13
                                                               Page 4 of 6


                                 ARTICLE VII

EXERCISE OF OPTIONS

7.01 Maximum Option Period. No Option shall be exercisable after the expiration of ten (10) years from its Date of Grant.

7.02 Nontransferability. Options granted under this Plan shall be nontransferable except by will or by the laws of descent and distribution. During the lifetime of the Participant to whom the Option is granted, the Option may be exercised only by the Participant. No right or interest of a Participant in any Option shall be liable for, or subject to, any lien, obligation, or liability of such Participant.


                                ARTICLE VIII

METHOD OF EXERCISE OF OPTIONS

8.01 Exercisability of Options. Subject to the provisions of Articles VII and X, and Option becomes exercisable six (6) months after its Date of Grant. However, an Option granted to a Participant shall be immediately exercisable if the Participant's membership on the Board terminates as a result of the Participant's retirement in accordance with Company policy, death or permanent and total disability (as such term is defined in Section 22(e) of the Code). An Option shall be forfeited if, as of the termination of the Participant's membership on the Board, the Option is not then exercisable and such termination occurs for any reason other than the Participant's retirement in accordance with Company policy, death or disability (as defined above). Options that are exercisable or that become exercisable upon the Participant's termination of membership on the Board will remain exercisable until the tenth anniversary of the Option's Date of Grant. An Option may be exercised with respect to any number of whole shares less than the full number for which the Option could be exercised. A partial exercise of an Option shall not affect the right to exercise the Option from time to time in accordance with this Plan and the applicable Agreement with respect to the shares remaining subject to the Option.

8.02 Payment. Unless otherwise provided by the Agreement, payment of the Option price shall be made in cash or a cash equivalent acceptable to the Board. In addition, all or part of the Option price may be paid by surrendering shares of Common Stock to the Company. If Common
        Stock is used to pay all or part of the Option price, the shares surrendered must have a fair market value (determined as of the day before the date of exercise and based on the average of the five [5] most recent trades of the Common Stock on the over-the-counter market during the period, not exceed thirty [30] calendar days, preceding such date) that is not less than such price or part thereof.

8.03 Shareholder Rights. No Participant shall have any rights as a stockholder with respect to shares subject to his Option until the date of exercise of such Option.

                                                             Exhibit 10.13
                                                               Page 5 of 6


                                 ARTICLE IX

ADJUSTMENT UPON CHANGE IN COMMON STOCK

     The maximum number of shares to which Awards may be granted under this Plan shall be proportionately adjusted, and the terms of outstanding Awards shall be adjusted, as the Employee Directors shall determine to be equitably required in the event that the Company (i) effectes one or more stock dividends, stock split-ups, subdivisions or consolidations of shares or (ii) engages in a transaction to which Section 424 of the Code applies. Any determination made under this Article IX by the Board shall be final and conclusive.

     The issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares of obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, outstanding Awards.


                                  ARTICLE X

COMPLIANCE WITH LAW AND APPROVAL OF REGULATORY BODIES

     No Option shall be exercisable, no Common Stock shall be issued, no certificates for shares of Common Stock shall be deliverd, and no payment shall be made under this Plan except in compliance with all applicable federal and state laws and regulations (including, without limitation, withholding tax requirements), and applicable requirements of any exchange or other market having authority over the trading of the Company's shares.


                                 ARTICLE XI

GENERAL PROVISIONS

12.01 Effect on Service. Neither the adoption of this Plan, its operation, documents describing or referring to this Plan (or any part thereof) shall confer on any Participant any right to continue service as a member of the Board.

12.02 Unfunded Plan. The Plan, insofar as it provides for grants, shall be unfunded and the Company shall not be required to segregate any assets that may be represented at any time by grants under this Plan. Any liability of the Company to any person with respect to any grant under this Plan shall be based solely upon any contractual obligations that are created pursuant to this Plan. No such obligation of the Company shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Company.

12.03 Rules of Construction. Headings are given to the articles and sections of the Plan solely as a convenience to facilitate reference. The reference to any statute, regulation or provision of law shall be constructed to refer to any amendment to or successor of such provision of law.

                                                              Exhibit 10.13
                                                                Page 6 of 6


                                 ARTICLE XII

AMENDMENT

     The Board may amend this Plan from time to time; provided that no amendment may become effective until shareholder approval is obtained if the amendment (i) materially increases the aggreagte number of shares of Common Stock that may be issued under the Plan, except in accordance with the provisions of Article IX, (ii) materially changes the class of individuals eligible to become Participants or (iii) materially increases the benefits that may accrue to Participants under the Plan, and provided further that the Board may not amend the Plan more than once in any six month period unless such amendment is required to comply with the Code. No amendment shall, without a Participant's consent, adversely affect any rights of such Participant under any Option outstanding at the time such amendment is made.


                                ARTICLE XIII

TERMINATION

     The Board may terminate this Plan at any time. This Plan will terminate automatically, without any action of the Board, if, on any Date of Grant, there are insufficient shares available for the grant of Awards in accordance with the terms of this Plan. The termination of this Plan shall not affect any rights of a Participant under any Option outstanding at the time of such termination.


                                 ARTICLE XIV

DURATION OF PLAN

     No Award may be granted under this Plan after five (5) years from the date of the first grant of an Option under the Plan. Options granted on or before such date shall remain valid in accordance with their terms.


                                 ARTICLE XV

EFFECTIVE DATE OF PLAN

     This Plan is subject to approval by a majority of the votes entitled to be cast by the Company's shareholders, voting either in person or by proxy, at a duly held shareholders' meeting. No Awards granted shall be exercisable prior to approval by the Company's shareholders. However, Awards may be granted prior to approval of the Plan by shareholders, subject to such approval.