Form 10-K/A
period 1995-12-31
COMMONWEALTH BANKSHARES INC
filed 1996-05-03
CIK 835012

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                   AMENDMENT TO APPLICATION OR REPORT

       Filed pursuant to Section 12, 13 or 15(d) of THE Securities

                           EXCHANGE ACT of 1934

                       Commonwealth Bankshares, Inc.

           (Exact name of registrant as specified in charter)

                             Amendment No. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its December 31, 1995 on Form 10-K as set forth in the pages attached hereto:

                     Summary Financial Information Schedule

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Commonwealth Bankshares, Inc.
                                 (Registrant)



                                 By:  John H. Gayle
                                 John H. Gayle, Senior Vice President & Cashier

Date:   May 3, 1996

[ARTICLE] 9
[MULTIPLIER]  1,000
[LEGEND] This schedule contains summary financial information extracted from the Consolidated Statement of Condition and Consolidated Statement of Earnings and is qualified in its entirety by reference to such financial statements.

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                           5,138
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                 5,132
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                      5,968
[INVESTMENTS-CARRYING]                          17,190
[INVESTMENTS-MARKET]                            16,949
[LOANS]                                         61,373
[ALLOWANCE]                                      1,256
[TOTAL-ASSETS]                                  95,037
[DEPOSITS]                                      82,256
[SHORT-TERM]                                     2,290
[LIABILITIES-OTHER]                              1,036
[LONG-TERM]                                        684
[PREFERRED-MANDATORY]                            2,235
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                       6,535
[TOTAL-LIABILITIES-AND-EQUITY]                  95,037
[INTEREST-LOAN]                                  5,709
[INTEREST-INVEST]                                1,150
[INTEREST-OTHER]                                     0
[INTEREST-TOTAL]                                 6,859
[INTEREST-DEPOSIT]                               3,476
[INTEREST-EXPENSE]                                 157
[INTEREST-INCOME-NET]                            3,226
[LOAN-LOSSES]                                       13
[SECURITIES-GAINS]                                  28
[EXPENSE-OTHER]                                  2,866
[INCOME-PRETAX]                                  1,118
[INCOME-PRE-EXTRAORDINARY]                       1,118
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       836
[EPS-PRIMARY]                                      .93
[EPS-DILUTED]                                      .93
[YIELD-ACTUAL]                                    3.52
[LOANS-NON]                                      1,655
[LOANS-PAST]                                       198
[LOANS-TROUBLED]                                     2
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                 1,208
[CHARGE-OFFS]                                       13
[RECOVERIES]                                         8
[ALLOWANCE-CLOSE]                                1,256
[ALLOWANCE-DOMESTIC]                                 0
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                            847