Form 10QSB
period 1996-03-31
COMMONWEALTH BANKSHARES INC
filed 1996-05-14
CIK 835012

FORM 10-QSB

                U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission file number 01-17377

                     COMMONWEALTH BANKSHARES INC.
               (Exact name of small business issuer as
                      specified in its charter)

          VIRGINIA                                      54-1460991
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


         403 Boush Street
         Norfolk, Virginia                                23510
(Address of principal executive offices)                (Zip Code)

                             (804) 446-6900
                       Issuer's telephone number

                             Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]   No [ ]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $2.50 Par Value -- 894,103 shares as of March 31, 1996

                                INDEX



              COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY
                           NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets -- March 31, 1996 and December 31, 1995.

     Condensed consolidated statements of income -- Three months ended March 31, 1996 and 1995.

     Condensed consolidated statements of cash flows -- Three months ended March 31, 1996 and 1995.

     Notes to condensed consolidated financial statements --
     March 31, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                March 31         December 31
                                                                    1996                1995
ASSETS
Cash and due from banks                                          $ 7,039             $ 5,135
Federal funds sold                                                 7,044               5,132
Securities:
   Available for sale                                              6,621               5,968
   Held to maturity                                               11,277              11,290
                                                                 -------             -------
NET SECURITIES                                                    17,898              17,258

Loans:
   Commercial                                                     37,997              36,156
   Residential Mortgage                                           18,762              18,668
   Installment loans to individuals                                3,776               3,970
   Other                                                           2,531               2,809
                                                                 -------             -------
GROSS LOANS                                                       63,066              61,603

   Unearned income                                                  (207)               (230)
   Allowance for loan losses                                      (1,274)             (1,256)
                                                                 -------             -------
NET LOANS                                                         61,585              60,117

Premises and equipment                                             2,316               2,341
Real estate acquired in settlement of loans                        3,521               3,467
Other assets                                                       1,557               1,587
                                                                 -------             -------
                                                                $100,960             $95,037
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing                                          $ 13,900            $ 13,147
   Interest bearing                                               73,761              69,109
                                                                 -------             -------
TOTAL DEPOSITS                                                    87,661              82,256

Federal funds purchased and securities
   sold under agreement to repurchase                              2,581               2,290
Long-term debt                                                       609                 684
Other liabilities                                                  1,153               1,036
                                                                 -------             -------
TOTAL LIABILITIES                                                 92,004              86,266

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
   Authorized--1,500,000 shares
   Issued and outstanding 894,103 shares in 1996 and 1995          2,235               2,235
Additional paid-in capital                                         3,716               3,716
Retained earnings                                                  3,030               2,812
Net unrealized gain (loss) on securities available for sale          (25)                  8
                                                                 -------             -------
                                                                   8,956               8,771

                                                                $100,960            $ 95,037

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                     Three months ended
                                                                March 31            March 31
                                                                    1996                1995
                                                                   (Dollars in thousands)
Interest income:
   Loans, including fees                                         $ 1,522             $ 1,344
   Securities                                                        235                 212
   Other                                                              90                  21
                                                                 -------             -------
TOTAL INTEREST INCOME                                              1,847               1,577

Interest expense:
   Deposits                                                          958                 759
   Federal funds purchased                                            24                  22
   Other                                                              10                  10
                                                                 -------             -------
TOTAL INTEREST EXPENSE                                               992                 791
                                                                 -------             -------
NET INTEREST INCOME                                                  855                 786

Provision for loan losses                                             30                  23
                                                                 -------             -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  825                 763

Other income:
   Service charges on deposit accounts                               121                 100
   Other service charges and fees                                     13                   8
   Loss on sale of securities available for sale                      (5)                 (1)
   Gain on sale of real estate acquired in settlement of loans         6                   0
   Other income                                                       67                  58
                                                                 -------             -------
                                                                     202                 165

Other expenses:
   Salaries and employee benefits                                    367                 344
   Net occupancy                                                      64                  66
   Furniture and equipment expenses                                   94                  95
   Other expenses                                                    192                 195
                                                                 -------             -------
                                                                     717                 700
                                                                 -------             -------
INCOME BEFORE INCOME TAXES                                           310                 228
                                                                 -------             -------
Applicable income taxes                                               91                  58
                                                                 -------             -------
NET INCOME                                                          $219                $170

Net income per share                                               $0.24               $0.19

Dividends per share                                                    0                   0

Average shares outstanding                                       894,103             894,103

(1) Restated to reflect 1995 stock dividend.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                         Three months ended
                                                                    March 31            March 31
                                                                        1996                1995
                                                                       (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                          $ 219               $ 170
   Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
     Provision for loan losses                                            30                  23
     Depreciation and amortization                                        73                  48
     Loss on sale of securities available for sale                         5                   1
     Gain on sale of real estate acquired in settlement of loans          (6)                ---
     (Increase) decrease in interest payable                             (22)                 55
     Increase in interest payable                                         32                   8
     Other                                                               154                (114)
                                                                      ------              ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                485                 191

INVESTING ACTIVITIES
   Net increase in short term investments                             (1,912)               (610)
   Purchase of securities held to maturity                            (1,213)             (1,159)
   Maturity of securities available for sale                             519                 500
   Proceeds from sale of real estate acquired in settlement of loans     123                  68
   Purchase of assets relating to real estate acquired in settlement    (171)                ---
     of loans
   Decrease from net change in loans                                  (1,498)             (2,290)
   Purchases of premises and equipment                                   (49)                (85)
                                                                      ------              ------
NET CASH USED BY INVESTING ACTIVITIES                                 (4,201)             (3,576)

FINANCING ACTIVITIES
   Increase (decrease) from net change in demand deposits and          1,175              (1,306)
     savings accounts
   Increase from net change in certificate of deposit                  4,230               3,133
   Principal payments on long-term debt                                  (75)                (27)
   Increase from net change in short-term liabilities                    289                 524
                                                                      ------              ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              5,619               2,324

   NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                  1,903              (1,061)

Cash and due from banks at January 1                                   5,136               4,765
                                                                      ------              ------
   CASH AND DUE FROM BANKS AT MARCH 31                               $ 7,039             $ 3,704

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B -- EARNINGS PER SHARE

Earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the period. Average shares outstanding for 1995 and calculation of income per share is restated to reflect a 6% stock dividend paid on April 29, 1995.

PART I

ITEM 2. Management's discussion and analysis of financial conditions and results of operations.

EARNINGS SUMMARY

Net income for the three months ended March 31, 1996 totalled $219,000, as compared with $170,000 for the first three months of 1995. This increase represents a 28.8% increase. On a per share basis, net income equalled .24 cents for 1996 compared to .19 cents for 1995. Total interest for the first three months of 1996 increased to $1,847,000, a $270,000 increase or 17.12% over the first three months of 1995.

NET INTEREST INCOME

Net interest income was $855,000 for the quarter ended March 31, 1996, an increase of 8.8% over the comparable period in 1995.

Total interest income was $1,847,000 for the quarter ended March 31, 1996 representing a 17.1% increase from the comparable period in 1995.

Interest expense of $992,000 for the quarter ended March 31, 1996 represents a 25.4% increase from the comparable period in 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $30,000 for the first quarter of 1996 as compared to $23,000 in the first quarter of 1995. At March 31, 1996, Bank of the Commonwealth had a total allowance for loan losses of $1,274,000 or 2% of total loans, compared with $1,256,000 or 2.1% of total loans at December 31, 1995.

OTHER INCOME

Other income for the quarter ended March 31, 1996 was $202,000, an increase of $37,000 from the $165,000 reported for the three months ended March 31, 1995.

OTHER EXPENSES

Other expenses increased by 2.4% to $717,000 from $700,000, for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 which is attributable to normal increases in operating expenses reflecting normal cost increases.


INTEREST SENSITIVITY AND LIQUIDITY

Management attempts to match rate sensitive assets to rate sensitive liabilities, by planning and controlling the mix and maturities of these assets and liabilities. The purpose of this asset/liability management is to create and maintain a proper relationship between rate sensitive assets and liabilities and also to provide adequate liquidity.

Liquidity is the ability to meet customers' demand for funds. These requirements are met by the sale or maturity of existing assets, loan payments and increases in deposits.


NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:

                                    March 31, 1996     March 31, 1995

     Loans past due 90 days or
     more and still accruing           $    35,000         $  198,000

     Nonaccrual loans                    1,494,000          1,655,000

     Other real estate owned             3,521,000          3,467,000
                                        ----------         ----------
     Total nonperforming                $5,050,000         $5,320,000

Of the $3,521,000 in Other Real Estate Owned as of March 31, 1996, $2,000,000 or 56.8% is represented by 2712 North Mall Drive. The property is fully leased with an annual income to the Bank of $160,311. This does not include rental income for the 16% of the building occupied by Bank of the Commonwealth as a branch.


CAPITAL POSITION

Shareholders' Equity for the Corporation increased to $8,956,000 from $8,771,000 or 2.1% from December 31, 1995 to March 31, 1996. Shareholders' Equity for March 31, 1996 reflects a $25,000 unrealized loss on securities available for sale in accordance with FASB115, as compared to a $8,000 gain as of December 31, 1995.

Bank Holding Companies are required to meet a 7.25% risk-based capital standard. The Corporations's risk based capital was 14.6% as of March 31, 1996.


STOCK DIVIDEND

The Board of Directors, at their March 1996 meeting voted to declare a six percent stock dividend payable on the Company's common shares for stockholders of record as of March 31, 1996, on April 30, 1996. Fractional shares will be paid in cash, based on the book value of a whole share at December 31, 1995 of $9.82.


SUMMARY

As of March 31, 1996 60.2% of the Bank's loan portfolio consists of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 73.9% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 1996, 74.2% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Commonwealth Bankshares Inc,
                                   (Registrant)





Date:  May 13, 1996                E. J. Woodard, Jr.
                                   E. J. Woodard, Jr., Chairman of the
                                   Board, President & CEO





Date:  May 13, 1996                John H. Gayle
                                   John H. Gayle
                                   Senior Vice President and Cashier