Form 10QSB
period 1996-06-30
COMMONWEALTH BANKSHARES INC
filed 1996-08-12
CIK 835012

FORM 10-QSB

             U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Common Stock, $2.50 Par Value -- 947,501 shares as of June 30, 1996

                                 INDEX


               COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY
                            NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets -- June 30, 1996 and December 31,
     1995.

     Condensed consolidated statements of income -- Three months ended June 30, 1996 and 1995; six months ended June 30, 1996 and 1995.

     Condensed consolidated statements of cash flows -- Six months ended June 30, 1996 and 1995.

     Notes to condensed consolidated financial statements --  June 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                       June 30      December 31
                                                          1996             1995
ASSETS
Cash and due from banks                                $ 5,184          $ 5,135
Federal funds sold                                       5,091            5,132
Securities:
   Available for sale                                    9,364            5,968
   Held to maturity                                     12,375           11,290
NET SECURITIES                                          21,739           17,258

Loans:
   Commercial                                           39,810           36,156
   Residential Mortgage                                 17,929           18,668
   Installment loans to individuals                      3,723            3,970
   Other                                                 2,647            2,809
GROSS LOANS                                             64,109           61,603

   Unearned income                                        (195)            (230)
   Allowance for loan losses                            (1,230)          (1,256)
NET LOANS                                               62,684           60,117

Premises and equipment                                   2,302            2,341
Real estate acquired in settlement of loans              3,693            3,467
Other assets                                             1,529            1,587

                                                      $102,222         $ 95,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing                                $ 10,569         $ 13,147
   Interest bearing                                     75,903           69,109
TOTAL DEPOSITS                                          86,472           82,256

Federal funds purchased and securities
   sold under agreement to repurchase                    4,992            2,290
Long-term debt                                             609              684
Other liabilities                                        1,042            1,036
TOTAL LIABILITIES                                       93,115           86,266

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
   Authorized--1,500,000 shares
   Issued and outstanding 947,501 shares in 1996
   and 894,103 in 1995                                   2,369            2,235
Additional paid-in capital                               4,106            3,716
Retained earnings                                        2,693            2,812
Net unrealized gain (loss) on securities
  available for sale                                       (61)               8
                                                         9,107            8,771

                                                      $102,222         $ 95,037

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Three months ended       Six months ended
                                                   June 30    June 30       June 30   June 30
                                                      1996       1995          1996      1995
                                                 (Dollars in thousands)  (Dollars in thousands)
Interest income:
   Loans, including fees                            1,500      1,408         3,022     2,752
   Securities                                         269        224           504       436
   Other                                              131         66           221        87
TOTAL INTEREST INCOME                               1,900      1,698         3,747     3,275

Interest expense:
   Deposits                                           995        864         1,953     1,623
   Federal funds purchased & securities sold
   under agreement to repurchase                       40         24            64        46
   Other                                                9          9            19        19
TOTAL INTEREST EXPENSE                              1,044        897         2,036     1,688

NET INTEREST INCOME                                   856        801         1,711     1,587

   Provision for loan losses                            5         12            35        35

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                             851        789         1,676     1,552

Other income:
   Service charges on deposit accounts                114        111           235       211
   Other service charges and fees                      18          9            31        17
   Loss on sale of securities available for sale       (1)       ---            (6)       (1)
   Gain (loss) on sale of real estate acquired
   in settlement of loans                               1          2             7         2
   Other income                                        64         69           131       127
                                                      196        191           398       356

Other expenses:
   Salaries and employee benefits                     394        333           761       677
   Net occupancy                                       68         72           132       138
   Furniture and equipment expenses                    99         97           193       192
   Other expenses                                     223        243           415       438
                                                      784        745         1,501     1,445

INCOME BEFORE INCOME TAXES                            263        235           573       463

Applicable income taxes                                74         75           165       133

NET INCOME                                           $189       $160          $408      $330

Net income per share (Note B)                       $0.20      $0.19 (1)     $0.43     $0.35 (1)

Dividends per share                                     0          0             0         0

Average shares outstanding                        947,501    947,501 (1)   947,501   947,501 (1)

(1)  Restated to reflect 1996 stock dividend.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                          Six months ended
                                                                    June 30             June 30
                                                                       1996                1995
                                                                       (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                         $ 408               $ 330
   Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
     Provision for loan losses                                           35                  35
     Depreciation and amortization                                      144                 102
     Loss on sale of securities available for sale                        6                   1
     Gain on sale of real estate acquired in settlement of loans         (7)                 (2)
     Increase in interest receivable                                   (100)                (39)
     Increase in interest payable                                        41                  59
     Other                                                              163                (174)
NET CASH PROVIDED BY OPERATING ACTIVITIES                               690                 312

INVESTING ACTIVITIES
   Net increase in short term investments                                41              (1,960)
   Purchase of securities held to maturity                           (5,709)             (2,536)
   Maturity of securities available for sale                          1,118                 500
   Maturity of securities held to maturity                                0                 250
   Proceeds from sale of real estate acquired
    in settlement of loans                                              123                 434
   Purchase of assets relating to real estate acquired
    in settlement of loans                                             (343)                 (2)
   Decrease from net change in loans                                 (2,602)             (4,833)
   Purchases of premises and equipment                                 (106)               (173)
NET CASH USED BY INVESTING ACTIVITIES                                (7,478)             (8,320)

FINANCING ACTIVITIES
   Decrease from net change in demand deposits and savings accounts  (2,478)             (2,014)
   Increase from net change in certificate of deposit                 6,693               8,551
   Principal payments on long-term debt                                 (75)                (27)
   Increase from net change in short-term liabilities                 2,700               1,514
   Cash paid for fractional shares                                       (3)                 (2)
NET CASH PROVIDED BY FINANCING ACTIVITIES                             6,837               8,022

   NET INCREASE IN CASH AND DUE FROM BANKS                               49                  14

Cash and due from banks at January 1                                  5,135               4,765

   CASH AND DUE FROM BANKS AT JUNE 30                               $ 5,184             $ 4,779

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B -- EARNINGS PER SHARE

Earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the period. Average shares outstanding for 1995 and calculation of income per share is restated to reflect a 6% stock dividend paid on April 30, 1996.

PART I

ITEM 2. Management's discussion and analysis of financial conditions and results of operations.


EARNINGS SUMMARY

Net income for the quarter ended June 30, 1996 totalled $189,000, as compared with $160,000 in the second quarter of 1995. On a per share basis, second quarter 1996 income was .21 cents compared with .18 cents for 1995.

Net income for the six months ended June 30, 1996 totalled $408,000, as compared to $330,000 for the six months ended June 30, 1995. On a per share basis, net income equalled .43 cents for 1996 compared to .35 cents for 1995. Net income for the six months ended June 30, 1996 was impacted by a $472,000 increase in interest income and a $348,000 increase in interest expense over the interest expense for 1995. These, and other charges are discussed in more detail below.


NET INTEREST INCOME

Net interest income was $856,000 for the quarter ended June 30, 1996, an increase of $55,000 or 6.87% over the comparable period in 1995. For the six months ended June 30, 1996, net interest income increased to $1,711,000, an increase of $124,000 over 1995.

Total interest income was $1,900,000 for the quarter ended June 30, 1996, an increase of $202,000 over the same period of 1995. Interest income for the six months ended June 30, 1996 increased $472,000 over the same period of 1995. The interest income was favorably impacted by an increase in investment securities of $4,481,000 and an increase in gross loans of $2,506,000 for the period June 30, 1995 to June 30, 1996.

Interest expense of $1,044,000 for the quarter ended June 30, 1996 represents a 16.39% increase from the comparable period in 1995. For the six months ended June 30, 1996, interest expense increased to $2,036,000 or 20.62% over 1995.

The increase in interest expense was impacted by an increase of $6,794,000 or 9.83% in interest deposits for the period June 30, 1995 to June 30, 1996.


PROVISION FOR LOAN LOSSES

The provision for loan losses was $35,000 for the first six months of 1996 which was the same as in the first six months of 1995. Loan losses for the six months ended June 30, 1996 totalled $64,000 and recoveries for the same period equalled $2,000.


OTHER INCOME

Other income for the quarter ended June 30, 1996 was $196,000, an increase of $5,000 from the $191,000 reported for the three months ended June 30, 1995. For the six months ended June 30, 1996, other income was $398,000 as compared to $355,000 for the six months ended June 30, 1995.

OTHER EXPENSES

Other expenses for the quarter ended June 30, 1996 totalled $784,000 an increase of $39,000 or 5.23% over the $745,000 recorded during the quarter ended June 30, 1995. For the six months ended June 30, 1996 other expenses increased to $1,501,000 or 3.88% from the $1,445,000 recorded for the same period of 1995. This increase is attributable to improvements made to the Bank's facilities and normal increases in operating expenses.


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


NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:

                                     June 30, 1996    December 31, 1995

     Loans past due 90 days or
     more and still accruing           $  190,000        $   35,000

     Nonaccrual loans                   1,476,000         1,494,000

     Other real estate owned            3,693,000         3,521,000

     Total nonperforming               $5,359,000        $5,050,000

Of the $3,693,000 in Other Real Estate Owned as of June 30, 1996, $2,000,000 or 54.16% is represented by 2712 North Mall Drive. The property is fully leased with an annual income to the Bank of $160,311. This does not include rental income for the 16% of the building occupied by Bank of the Commonwealth as a branch.


CAPITAL POSITION

Shareholders' Equity for the Corporation increased to $9,107,000 from $8,771,000 or 3.83% from December 31, 1995 to June 30, 1996. Shareholders' Equity for June 30, 1996 reflects a $61,000 unrealized loss on securities available for sale in accordance with FASB115, as compared to a $8,000 gain as of December 31, 1995.


STOCK DIVIDEND

The Board of Directors, at their March 1996 meeting voted to declare a six percent stock dividend payable on the Company's common shares for stockholders of record as of March 31, 1996, on April 30, 1996. Fractional shares were paid in cash, based on the book value of a whole share at December 31, 1995 of $9.82.


SUMMARY

As of June 30, 1996 62.09% of the Bank's loan portfolio consists of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 62.16% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 1996, 75.6% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Commonwealth Bankshares Inc,
                                (Registrant)



Date:
                                   E. J. Woodard, Jr., Chairman of the
                                   Board, President & CEO





Date:
                                   John H. Gayle
                                   Senior Vice President and Cashier