Form 10QSB
period 1996-09-30
COMMONWEALTH BANKSHARES INC
filed 1996-11-13
CIK 835012

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

Commission file number 01-17377


                      COMMONWEALTH BANKSHARES, INC.
     (Exact name of small business issuer as specified in its charter)

         VIRGINIA                                        54-1460991
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         403 Boush Street
         Norfolk, Virginia                    23510
(Address of Principal executive offices)   (Zip Code)

     (757) 446-6900
Issuer's telephone number

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

Common Stock, $2.50 Par Value -- 947,501 shares as of September 30, 1996

                              INDEX

           COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
                        NORFOLK, VIRGINIA



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets -- September 30, 1996 and December 31, 1995.

          Condensed consolidated statements of income -- Three months ended September 30, 1996 and 1995; nine months ended September 30, 1996 and 1995.

          Condensed consolidated statements of cash flows -- Nine months ended September 30, 1996 and 1995.

          Notes to condensed consolidated financial statements -- September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                          September 30        December 31
                                             1996                1995
ASSETS
Cash and due from banks                        2,601              5,135
Federal funds sold                             5,961              5,132
Securities:
  Available for sale                           9,437              5,968
  Held to maturity                            13,496             11,290
TOTAL SECURITIES                              22,933             17,258

Loans:
  Commercial                                  39,657             36,156
  Residential mortgage                        17,601             18,668
  Installment loans to individuals             4,186              3,970
  Other                                        2,502              2,809
GROSS LOANS                                   63,946             61,603

  Unearned income                               (178)              (230)
  Allowance for loan losses                   (1,059)            (1,256)
NET LOANS                                     62,709             60,117

Premises and equipment                         2,470              2,341
Real estate acquired in settlement of loans    4,064              3,467
Other assets                                   1,536              1,587

                                            $102,274            $95,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest bearing                         10,265             13,147
  Interest bearing                            77,716             69,109
TOTAL DEPOSITS                                87,981             82,256

Federal funds purchased and securities sold
  under agreement to repurchase                3,325              2,290

Long-term debt                                   609                684
Other liabilities                              1,071              1,036
TOTAL LIABILITIES                             92,986             86,266

SHAREHOLDERS' EQUITY

Common stock, par value $2.50 a share
  Authorized -- 1,500,000 shares
  Issued and outstanding 947,501 in 1996
  and 894,103 in 1995                          2,369              2,235
Additional paid-in capital                     4,106              3,716
Retained earnings                              2,856              2,812
Net unrealized gain (loss) on
  securities available for sale                  (43)                 8
                                               9,288              8,771

                                            $102,274            $95,037

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                           Three months ended          Nine months ended
                                              September 30               September 30
                                             1996      1995             1996      1995
                                         (Dollars in thousands)     (Dollars in thousands)
Interest income:
  Loans, including fees                     1,529     1,452            4,551     4,204
  Securities                                  324       241              828       677
  Other                                       112        90              334       177
TOTAL INTEREST INCOME                       1,965     1,783            5,713     5,058

Interest expense:
  Deposits                                  1,025       932            2,977     2,555
  Federal funds purchased and securities
  sold under agreement to repurchase           52        33              117        79
  Other                                         9        10               28        29
TOTAL INTEREST EXPENSE                      1,086       975            3,122     2,663

NET INTEREST INCOME                           879       808            2,591     2,395

  Provision for loan losses                     0        17               35        52

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                     879       791            2,556     2,343

Other income:
  Service charges on deposit accounts         105       115              340       326
  Other service charges and fees               14        20               45        37
  Loss on sale of securities avail. for sale   (2)        0               (9)       (1)
  Gain (loss) on sale of real estate          (10)        0               (3)        2
  Other income                                 77        55              208       182
                                              184       190              581       546

Other Expenses:
  Salaries and employee benefits              382       329            1,143     1,006
  Net occupancy                                82        76              214       214
  Furniture and equipment expenses             98       103              291       295
  Other expenses                              272       183              687       621
                                              834       691            2,335     2,136

INCOME BEFORE INCOME TAXES                    229       290              802       753

Applicable income taxes                        67        86              232       219

NET INCOME                                   $162      $204             $570      $534

Net income per share (Note B)               $0.17     $0.23            $0.61     $0.57

Dividends per share                             0         0                0         0

Average shares outstanding                947,501   947,501 (1)      947,501   947,501 (1)

(1) Restated to reflect 1996 stock dividend

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                            Nine months ended
                                                               September 30
                                                            1996        1995
                                                          (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                                   570         534

Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
  Provision for loan losses                                   35          52
  Depreciation and amortization                              225         160
  Loss on sale of securities available for sale                9           1
  Loss (Gain) on sale of real estate acquired in
     settlement of loans                                       3          (2)
  Increase in interest receivable                           (153)        (90)
  Increase in interest payable                                54         103
  Loss on disposal of fixed assets                             0           2
  Other                                                      100         (62)

NET CASH PROVIDED BY OPERATING ACTIVITIES                    843         698

INVESTING ACTIVITIES
  Net increase in short term investments                    (829)     (4,376)
  Purchase of securities held to maturity                 (8,577)     (3,695)
  Maturity of securities available for sale                1,300       1,000
  Maturity of securities held to maturity                  1,018         296
  Sale of securities available for sale                      498           0
  Proceeds from sale of real estate acquired in
     settlement of loans                                     195         434
  Purchase of assets relating to real estate acquired
     in settlement of loans                                 (681)        (17)
  Decrease from net change in loans                       (2,627)     (5,710)
  Purchases of premised and equipment                       (355)       (406)
NET CASH USED BY INVESTING ACTIVITIES                    (10,058)    (12,474)

FINANCING ACTIVITIES
  Decrease from net change in demand deposits and
     savings accounts                                     (2,435)     (1,998)
  Increase from net change in certificate of deposit       8,160      10,413
  Principal payments on long-term debt                       (75)        (27)
  Increase from net change in short-term liabilities       1,034       2,217
  Cash paid for fractional shares                             (3)         (2)
NET CASH PROVIDED BY FINANCING ACTIVITIES                  6,681      10,603

  NET DECREASE IN CASH AND DUE FROM  BANKS                (2,534)     (1,173)

Cash and due from banks at January 1                       5,135       4,765

  CASH AND DUE FROM BANKS AT SEPTEMBER 30                 $2,601      $3,596

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.



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

EARNINGS SUMMARY

Net income for the quarter ended September 30, 1996 totalled $162,000, as compared with $204,000 in the third quarter of 1995. On a per share basis, third quarter 1996 income was .17 cents compared with .23 cents for 1995. Earnings performance was principally affected by an insurance rebate from the FDIC of $31.5 thousand during the third quarter of 1995 which did not reoccur during the third quarter of 1996. Additionally, earnings were impacted by expenses associated with the opening of the Bank's sixth branch office located at 1870 Kempsville Road in Virginia Beach. Without these influences, net income for the third quarter ended September 30, 1996 would have equaled $238.8 thousand compared with $175.5 thousand for the third quarter of 1995, an increase of $63.3 thousand or 35.8% Net income for the nine months ended September 30, 1996 totalled $570,000, as compared to $534,000 for the nine months ended September 30, 1995. On a per share basis, net income equalled .61 cents for 1996 compared to .57 cents for 1995. These and other changes in earnings are discussed in more detail below.


NET INTEREST INCOME

Interest income was $1,965,000 for the quarter ended September 30, 1996, a 10.2% increase over the $1,783,000 for the quarter ended September 30, 1995. For the nine months ended September 30, 1996 interest income was $5,713,000 an increase of $5,058 or 13.0% over the same period of 1995. This increase in interest income was the result of an increase of $3,162,000 in total loans outstanding for the period of September 30, 1995 through September 30, 1996 and an increase in the yield on loans as a result of higher loan rates.

Interest expense of $1,086,000 for the quarter ended September 30, 19956 represents a 11.4% increase when compared to the same period of 1995. For the nine months ended September 30, 1996, interest expense increased to $3,122,000 or a 17.2% increase when compared to the same period of 1995. The increase in interest expense resulted from an increase of $8,242,000 or 10.3% in interest deposits for the period September 30, 1995 to September 30, 1996.

Net interest income was $879,000 for the quarter ended September 30, 1996, an increase of 8.8% from the comparable period in 1995. For the nine months ended September 30, 1996, net interest income increased to $2,591,000 compared to $2,395,000 for the nine months ended September 30, 1995 or a 8.2% increase.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $35,000 for the first nine months of 1996 as compared to $52,000 in the first nine months of 1995. Loan losses for the nine months ended September 30, 1996 totalled $238,000 and recoveries for the same period equalled $6,000. For the nine month period ended September 30, 1995 loan losses were $12,000 and recoveries equalled $7,000. The lower provision for 1996 was the result of improvements in the loan portfolio.


OTHER INCOME

Other income for the quarter ended September 30, 1996 was $184,000, a decrease of $6,000 from the $190,000 reported for the three months ended September 30, 1995. For the nine months ended September 30, 1996, other income was $581,000 as compared to $546,000 for the nine months ended September 30, 1995 or a 6.4% increase.

The 1996 results were boosted by a $13,000 increase in the net income associated with the Bank's Other Real Estate Owned.


OTHER EXPENSES

Other expenses for the quarter ended September 30, 1996 totalled $834,000 as compared to the third quarter of 1995 of $691,000. For the nine months ended September 30, 1996 other expenses increased to $2,335,000 or 9.3% from the $2,136,000 recorded for the same period of 1995. Other expenses were impacted by expenses associated with the opening of the Bank's sixth branch in the Kempsville section of Virginia Beach.


INTEREST SENSITIVITY AND LIQUIDITY

Management attempts to match rate sensitive assets to rate sensitive liabilities, by planning and controlling the mix and maturities of these assets and liabilities. The purpose of this asset/liability management is to create and maintain a proper relationship between rate sensitive assets and liabilities and also to provide adequate liquidity.

Liquidity is the ability to meet customers' demand for funds. These requirements are met by the sale or maturity or existing assets, loan payments and increases in deposits.

NONPERFORMING ASSETS

The Bank's nonperforming assets consissted of the following:

                                      September 30, 1996    December 31, 1995
Loans past due 90 days or
more and still accruing                       80,000              198,000

Nonaccrual loans                           1,851,000            1,655,000

Other real estate owned                    4,064,000            3,467,000

Total nonperforming                       $5,995,000           $5,320,000


Many of the nonperforming loans are being amortized on a monthly basis and $2,934,000 of the properties listed in "Other Real Estate Owned" is represented by properties that are leased and producing income for the Corporation.

Of the $4,064,000 in "Other Real Estate Owned" as of September 30, 1996 $2,000,000 ir 49.2% is represented by 2712 North Mall Drive. This property is fully leased with an annual income to the Corporation of $160,311. This does not include rental income for the 16% of the building occupied by Bank of the Commonwealth as a branch. $2,447,000 of the "Other Real Estate Owned" is under contract and is expected to close during the fourth quarter of 1996.


CAPITAL POSITION

The Corporation's Shareholders' Equity increased to $9,288,000 from $8,771,000 or 5.9% from December 31, 1995 to September 30, 1996. The Corporation's capital to assets ratio was 9.1% as of September 30, 1996.

Bank Holding Companies are required to meet a 7.25% risk-based capital standard. The Corporation's risk based capital was 14.7% as of September 30, 1996.


REGULATORY EXAMINATION

The Bureau of Financial Institutions, State Corporation Commission of Virginia conducted an examination of the Bank as of June 30, 1996. The Examiner's report has been received and the Bank has taken appropriate actions to address the comments contained in the report.

STOCK DIVIDEND

The Board of Directors, at their March 1996 meeting voted to declare a six percent stock dividend payable on April 30, 1996 on the Company's common shares for stockholders of record as of March 31, 1996. Fractional shares were in cash, based on the book value of a whole share at December 31, 1995 of $9.82.


SUMMARY

As of September 30, 1996 62.2% of the Bank's loan porfolio consists of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 74.1% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. As September 30, 1996, 73.7% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's committment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        Commonwealth Bankshares, Inc.
                                               (Registrant)







Date:                                   E. J. Woodard, Jr., CLBB
                                        Chairman of the Board,
                                        President & Chief Executive Officer


Date:                                   John H. Gayle
                                        Senior Vice President and Cashier