Form 10-K405
period 1996-12-31
COMMONWEALTH BANKSHARES INC
filed 1997-03-28
CIK 835012

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

Commission file number 01-17377

                          Commonwealth Bankshares, Inc.
             (Exact name of registrant as specified in its charter)

          Virginia                                           54-1460991
(State or other jurisdiction                              (I.R.S. Employer
of incorporated or organization)                         Identification No.)

        403 Boush Street
        Norfolk, Virginia                                    23510
(Address of principal executive offices)                   (Zip Code)
Registrant's telephone number, including area code:    (804) 446-6900

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
         Title of each class                        on which registered
         -------------------                        -------------------
                None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $2.50 Par Value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1997.

      State issuer's revenues for its most recent fiscal year . . . . . . .


         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act).

Common Stock, $2.50 Par Value -    947,501          shares
----------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 29, 1997 are incorporated by reference into Part III.

                                     Part I
Item 1. Descrpition ofBusiness

         The Company and the Bank. The sole business of Commonwealth Bankshares, Inc. (the "Company") is to serve as a holding company for Bank of the Commonwealth (the "Bank"). The Company was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 it acquired the Bank.

         Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk. The Bank opened two branches in Norfolk in 1979 and four branches in Virginia Beach in 1975, 1982, 1983 and 1996.

         Principal Market Area. The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Company's present intention is to continue concentrating its banking activities in its current market, which the Company believes is an attractive area in which to operate.

         Banking Service. Through its network of banking facilities, the Bank provides a wide range of commercial banking services to individuals and small and medium-sized businesses. The Bank conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the initiating of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers other related services, such as trust, travelers' checks, safe deposit, lock box, depositor transfer, customer note payment, collections, notary public, escrow, drive-in facility and other customary banking services.

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


Employees

         As of December 31, 1996, the Bank had 44 full-time and 21 part-time employees. Management of the Company and the Bank considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Bank has never experienced any strike or labor dispute.

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

         The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank's ability to pay dividends. See Note 17 to Consolidated Financial Statements.

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential


                                                                  Year Ended December 31,

                                        1996                               1995                             1994
                            Average                            Average                             Average
                            Balance   Interest  Yield/Rate     Balance    Interest    Yield/Rate   Balance  Interest  Yield/Rate
                            -------   --------  ----------     -------    --------    ----------   -------  --------  ----------
                                                                    (Dollars in Thousands)
ASSETS
------
  Interest earning assets
  (taxable-equivalent
   basis (1) :             $ 65,710   $  6,126       9.32%     $ 59,459   $  5,705        9.66%    $ 52,592   $  4,966        9.52%
  Loans (net of unearned
   discount (2)
  Securities                 23,933      1,197       5.20        16,368        912        5.78       14,351        776        5.56
  Federal funds sold          6,614        423       6.40         4,173        246        5.89        2,075         90        4.34
                           --------   --------   ----------    --------   --------   ----------    --------   --------   ----------
   Total interest
      earning assets         96,257      7,746       8.13        80,000      6,863        8.68       69,018      5,832        8.55
Non-interest earning
 assets:
  Cash and due from
    banks                     4,408                               3,785                               4,034
  Premises and equipment      2,467                               2,046                               1,943
  Other assets                3,002                               3,428                               3,166
                              -----                               -----                               -----



  TOTAL                    $106,134                            $ 89,259                            $ 78,161
                           ========                            ========                            ========

(1) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free loans and investments. Virginia banks are exempt from state income tax. (2) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential continued. . .

                                                                    Year Ended December 31,

                                                        1996                           1995                         1994


                                            Average                Yield/    Average             Yield/   Average             Yield/
                                            Balance    Interest     Rate     Balance   Interest   Rate    Balance  Interest    Rate
                                            -------    --------     ----     -------   --------   ----    -------  --------    ----
                                                                               (Dollars in Thousands)
LIABILITIES &
SHAREHOLDERS'
EQUITY
Interest bearing liabilities:
 Savings and time deposits                   $80,037   $ 4,009      5.01%    $67,419    $ 3,475    5.15%  $58,743   $ 2,579    4.39%
 Federal funds purchased &
   securities sold under
   agreements to repurchase                    3,142       156      4.96       2,368        117    4.94     1,415        48    3.39
Long term debt                                   609        36      5.91         644         40    6.21       662        25    3.78
Short term debt                                  ---       ---       ---         ---        ---     ---       ---       ---     ---
                                             -------   -------      ----     -------    -------    ----   -------   -------    ----
Total interest bearing liabilities            83,788     4,201      5.01      70,431      3,632    5.16    60,820     2,652    4.36

       Non-interest bearing
           liabilities
           Demand deposits                    11,600                            9,516                       9,064
           Other                               1,291                            1,096                       1,032
                                            --------                          -------                     -------
           Total liabilities                  96,679                           81,043                      70,916
           Common shareholders'
              equity                           9,455                            8,216                       7,245
                                            --------                          -------                     -------
            TOTAL                           $106,134                          $89,259                     $78,161
                                            ========                          =======                     =======


      Net interest earnings                             $3,545                          $3,231                       $3,180

      Net margin on interest
          earning assets on a taxable
          equivalent basis                                         3.77                            4.14                        4.70
      Average interest spread
         (taxable equivalent basis)                                3.12                            3.52                        4.19

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

                                            1996 Compared to 1995                            1995 Compared to 1994
                                           -----------------------                         -------------------------
Increase (Decrease) in:               Increase                                          Increase
                                      (decrease)      due       Net                    (decrease)    due       Net
                                      to change       in:       Increase               to change     in:       Increase
                                       Volume         Rate     (decrease)               Volume       Rate      (decrease)
                                       ------         ----     ----------               ------       ----      ----------


INTEREST INCOME
Securities . . . . . . . . . .         $   366      $   (81)     $   285                $   112     $    24      $   136
Federal funds sold . . . . .               155           22          177                    115          41          156
Loans . . . . . . . . . . . . . .          576         (155)         421                    658          81          739
                                       -------      -------      -------                -------     -------      -------
                                         1,097         (214)         883                    885         146        1,031
                                       -------      -------      -------                -------     -------      -------
INTEREST EXPENSE
Savings and time
    deposits . . . . . . . . . .           629          (95)         534                    411         485          896
Federal funds purchased &
    securities sold under
    agreement to repurchase                 38            1           39                     41          28           69
Long term debt . . . . . .                  (2)          (2)          (4)                    (1)         16           15
Short term debt . . . . . .                 --           --           --                     --          --           --
                                       -------      -------      -------                -------     -------      -------
                                           665          (96)         569                    451         529          980
                                       -------      -------      -------                -------     -------      -------
Increase (Decrease) in

Net Interest Income . . .              $   432      $  (118)     $   314                $   434     $  (383)     $    51
                                       =======      =======      =======                =======     =======      =======


Investment Portfolio

         The following table shows the book value (carrying value) of the Company's investment securities at December 31 of the years indicated below.

                                                                                     December 31,
                                                                              ---------------------------
                                                                               1996      1995      1994
                                                                               ----      ----      ----
                                                                                    (In thousands)

U. S. Government and its Agencies .........................................   $21,483   $15,076   $13,327
State and Municipals ......................................................     2,028     2,038     1,412
Other Securities ..........................................................         7      --        --
Federal Reserve Stock .....................................................       144       144       144
                                                                              -------   -------   -------
                                                                              $23,662   $17,258   $14,883
                                                                              =======   =======   =======





         The maturity distribution, par value, market value, and yield of the investment portfolio at December 31, 1996, is presented in the following table.

                                                        December 31, 1996
                                               ---------------------------------
                                               Par Value  Market Value     Yield
                                               ---------  ------------     -----
                                                      (Dollars in thousands)

Within 3 months ..........................      $ 1,850      $ 1,848       5.61%
After 3 but within 6 months ..............          250          251       5.84
After 6 but within 12 months .............           --           --         --
After 1 but within 5 years ...............        6,182        6,075       6.19
After 5 but within 10 years ..............        8,911        8,744       6.16
After 10 years ...........................        6,300        6,318       6.96
  Other Securities .......................            7            7         --
Federal Reserve Bank Stock ...............          144          144       6.00
                                                -------      -------       ----

                                                $23,644      $23,387       6.47%
                                                =======      =======       ====

Loan Portfolio:

         The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31 for each of the past three years:

                                                                     December 31
                                                --------------------------------------------------------
                                                       1996                1995                1994
                                                Amount       %       Amount      %       Amount     %
                                                ------       -       ------      -       ------     -
                                                                       (In thousands)
Commercial ..................................   $11,080    16.83%   $ 8,890    14.48%   $ 9,900    17.85%
Commercial mortgage .........................    30,664    46.58     27,266    44.43     22,056    39.77
Residential mortgage ........................    17,206    26.13     18,668    30.42     16,376    29.52
Installment loans to
  individuals ...............................     4,436     6.74      3,739     6.09      3,859     6.96
Other .......................................     2,448     3.72      2,810     4.58      3,272     5.90
                                                -------   ------    -------   ------    -------   ------
         TOTAL ..............................   $65,834   100.00%   $61,373   100.00%   $55,463   100.00%
                                                =======   ======    =======   ======    =======   ======



The following table shows the maturity of loans outstanding as of December 31, 1996. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. Loans are classified based upon the period in which the final payment is due.


                                         December 31, 1996
                      ----------------------------------------------------
                                              Maturing
                      ----------------------------------------------------
                                    After One
                       Within       But Within        After
                      One Year      Five Years      Five Years       Total
                      --------      ----------      ----------       -----
                                 (In thousands)
Commercial .........   $ 4,372        $ 4,203        $ 2,505        $11,080
Commercial mortgage     12,853         11,706          6,105         30,664
Residential Mortgage     3,696          8,513          4,997         17,206
Installment loans to
    individuals ....     1,580          1,816          1,040          4,436
Other ..............     1,121          1,327           --            2,448
TOTAL
                       -------        -------        -------        -------
 . ..................   $23,622        $27,565        $14,647        $65,834
                       =======        =======        =======        =======



Loans maturing after one year with:
    Fixed interest rates . . . . . . . .      $  8,238                  $13,448
    Variable interest rates . . . . . .         19,397                    1,239
                                              --------                  -------
         TOTAL . . . . . . . . . . . . .       $27,635                  $14,687
                                              ========                  =======

Non-performing Loans:

         Non-performing loans consist of loans accounted for on a non-accrual basis (as judgementally determined by management based upon anticipated realization of interest income) and loans which are contractually past due 90 days or more as interest and/or principal payments. The following table presents information concerning non-performing loans for the periods indicated:

                                                                                             December 31,
                                                                     1996              1995                  1994
                                                                     ----              ----                  ----
                                                                              (Dollars in thousands)
Non-accrual:
  Real estate Loans ............................................   $1,869             $1,445                $  720
  Installment Loans ............................................       16                 62                    13
  Credit cards and related plans ...............................       --                 --                    --
  Commercial (time and demand) and
    all other loans ............................................      180                148                    73
  Lease financing receivables ..................................       --                 --                    --
                                                                   ------             ------                ------
                                                                   $2,065             $1,655                $  806


Contractually past - due 90 days or more:
    Real estate Loans ..........................................   $  102             $   38                $   22
    Installment Loans ..........................................        9                 21                     6
    Credit cards and related plans .............................       20                 37                    10
    Commercial (time and demand)
      and all other loans ......................................       49                102                    68
    Lease financing receivables ................................       --                 --                    --
                                                                   ------             ------                ------

Total Non-performing ...........................................   $2,245             $1,853                $  912
                                                                   ======             ======                ======

         It is management's practice to cease accruing interest on loans when payments are 120 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

         Interest which would have been recorded on non-accrual loans under the contractual terms was approximately $202,000 and $175,000 in 1996 and 1995, respectively. Interest actually recorded on these loans was approximately $102,000 and $59,000 in 1996 and 1995, respectively.

Summary of Loan Loss Experience:

         The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The allowance for loan losses is established and maintained at a level judged by management to be adequate to cover any anticipated loan losses to be incurred in the collection of outstanding loans. In determining the adequate level of the allowance for loan losses, management considers the following factors: (a) loan loss experience; (b) problem loans, including loans judged to exhibit potential charge-off characteristics, loans on which interest is no longer being accrued, loans which are past due and loans which have been classified in the most recent regulatory examination; and (c) anticipated economic conditions and the potential impact these conditions may have on individual classifications of borrowers.

         The following table presents the Company's loan loss experience for the past five years:

                                                                               Year ended December 31,
                                                                  1996       1995      1994       1993       1992
                                                                  ----       ----      ----       ----       ----
                                                                               (Dollars in Thousands)

Amount of loans outstanding at end
  of year (net of unearned income) ..........................   $65,835    $61,373    $55,463    $49,084    $46,701
                                                                =======    =======    =======    =======    =======

Average amount of loans outstanding
  (net of unearned income) ..................................   $65,710    $59,459    $52,592    $47,239    $48,336
                                                                =======    =======    =======    =======    =======

Balance of allowance for loan losses
  at beginning of year ......................................   $ 1,256    $ 1,208    $ 1,129    $ 1,035    $ 1,077

Loans charged off:
  Commercial ................................................        59        -0-         18          1         81
  Real Estate ...............................................       174        -0-        -0-         89        177
  Installment ...............................................        62          7         15         15        138
  Credit Cards and Other Consumer ...........................        43          6         22         14         51
                                                                -------    -------    -------    -------    -------
Total loans charged off .....................................       338         13         55        119        447
                                                                -------    -------    -------    -------    -------
Recoveries of loans previously
charged off:
  Commercial ................................................         3        -0-          9         22         60
  Real Estate ...............................................         1        -0-          3          1         68
  Installment ...............................................         6          6         12         16         31
  Credit Cards and Other Consumer ...........................         4          2          8          7         11
                                                                -------    -------    -------    -------    -------
Total recoveries ............................................        14          8         32         46        170
                                                                -------    -------    -------    -------    -------
Net loans charged off .......................................       324          5         23         73        277
Additions to allowance charged
  to expense ................................................       -0-         53        102        167        235
                                                                -------    -------    -------    -------    -------
Balance at end of year ......................................   $   932    $ 1,256    $ 1,208    $ 1,129    $ 1,035
                                                                =======    =======    =======    =======    =======

Ratio of net charge-offs to average
  loans outstanding .........................................       0.5%       0.1%       0.4%       0.2%       0.6%
                                                                -------    -------    -------    -------    -------

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES:

The following table provides an allocation of the allowance for loan losses as of December 31, 1996:


                                                 Year Ended December 31, 1996
                                                 ----------------------------
                                                                Percent of Loans
                                                                on each category
                                                Amount           to total loans
                                                ------           --------------
                                                   (Dollars in Thousands)

Commercial . . . . . . . . . . . . . . . . . . .  $12                 16.83%
Commercial Mortgage . . . . . . . . . . . . . .   249                 46.58
Residential Mortgage . . . . . . . . . . . . . .   26                 26.13
Installment Loans to Individuals . . . . . . . .   10                  6.74
Other . . . . . . . . . . . . . . . . . . . . . .  20                  3.72
Unallocated . . . . . . . . . . . . . . . . . . . 615                   N/A
                                                -----                ------

         Total                                   $932                100.00%
                                                =====                ======

Deposits:


         The breakdown of deposits at December 31 for the years indicated is as follows:

                                                                         December 31,
                                                                         ------------
                                                                  1996      1995       1994
                                                                  ----      ----       ----
                                                                    (Dollars in Thousands)
Non-interest bearing demand deposits .........................   $10,687   $13,147   $ 9,080
Interest-bearing demand deposits .............................    17,807    15,483    18,467
Savings deposits .............................................     4,238     4,196     4,585
Certificates of deposit:
   Less than $100,000 ........................................    52,234    45,024    35,697
   $100,000 or more ..........................................     5,296     4,406     3,495
                                                                 -------   -------   -------

                                                                 $90,262   $82,256   $71,324
                                                                 =======   =======   =======

         The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                                                              Year Ended December 31,
                                                               1996                     1995                    1994
                                                        -----------------------------------------------------------------
                                                        Amount       Rate       Amount       Rate        Amount      Rate
                                                        ------       ----       ------       ----        ------      ----
                                                                             (Dollars in Thousands)
Non-interest bearing demand
  deposits ..........................................   $11,600      0.00%      $ 9,516       0.00%     $ 9,064      0.00%
Interest bearing demand
  deposits ..........................................    17,848      2.96        16,871       2.98       19,446      2.93
Savings deposits ....................................     4,673      2.98         4,512       2.97        4,877      2.97
Certificates of Deposit:
   Less than $100,000 ...............................    52,548      6.09        41,847       6.24       30,928      5.62
   $100,000 or more .................................     4,969      5.52         4,189       5.34        3,492      3.64
                                                        -------   ----------    -------   ----------    -------   ----------
                                                        $91,638                 $76,935                 $67,807
                                                        =======                 =======                 =======

         Remaining maturities of certificates $100,000 or more at December 31, 1996 as follows (in thousands):


         Maturity

         3 months or less . . . . . . .  . . . .               $3,154
         Over 3 through 12 months . . . . .                       969
         Over 12 months . . . . . . .                           1,173
                                                               ------
                                                               $5,296

Interest Rate Sensitivity Analysis:

         The following table provides the maturities of investment securities, loans, and deposits at December 31, 1996, and measures the interest rate sensitivity gap for each range of maturity indicated:

                                                                                             December 31, 1996
                                                                                                  Maturing
                                                                            --------------------------------------------------------
                                                                                                                 Non-
                                                                                                                 Interest
                                                                                                                 Earning/
                                                                                        After                    Bearing
                                                                                        one but                  Assets/
                                                                            Within      Within      After        Liabili-
                                                                            One         Five        Five         ties and
                                                                            Year        Years       Years        Equity       Total
                                                                            ----        -----       -----        ------       -----
                                 (In Thousands)

Assets

    Investment Securities .............................................   $   3,488   $  10,087   $  10,087       $---     $  23,662
    Loans .............................................................      23,622      27,565      14,647         --        65,834
    Other Assets ......................................................       5,883        --          --         10,791      16,674
 Total Assets .........................................................      32,993      37,652      24,734       10,791     106,170

Liabilities and
    Shareholders' Equity

    Demand Deposits-Non Interest ......................................        --          --          --         10,687      10,687
         All Interest-bearing Deposits ................................      13,701      24,417      41,457         --        79,575
         Other Liabilities ............................................       3,573        --          --          2,767       6,340

Shareholders' Equity ..................................................        --          --          --          9,568       9,568
                                                                          ---------   ---------   ---------    ---------   ---------
Total Liabilities and
Shareholders' Equity ..................................................      17,274      24,417      41,457       23,022     106,170
                                                                          ---------   ---------   ---------    ---------   ---------

Interest Rate
  Sensitivity Gap .....................................................   $  15,719   $  13,235   ($ 16,723)   ($ 12,231)        --


Return on Equity and Assets

The following table highlights certain ratios for the periods indicated:

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                              1996    1995    1994
                                                                                              ----    ----    ----
Net income to:
  Average total assets .................................................................       .79     .94    1.04
  Average shareholders' equity .........................................................      8.85   10.17   10.89

Dividend payout ratio (dividends declared per
  share divided by net income per share) ...............................................       .00     .00     .00

Average shareholders' equity to average total
  assets ratio .........................................................................      8.91    9.20    9.27

Item 2. Description of Properties

         The headquarters building (the "Headquarters") of the Corporation and the Bank, located at the corners of Freemason and Boush Streets, Norfolk, Virginia, were completed in 1986 and is a three story building of masonry construction, with approximately 21,000 square feet of floor space. The Bank utilizes two floors and leases the third floor to others. The office operates nine teller windows, including two drive-up facilities, one walk-up facility and a 24 hour teller machine.

         The Bank has entered into a lease with Boush Bank Building Associates, a limited partnership (the "Partnership"), to rent the Headquarters. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1,600,000 industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of Crestar Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986 an undivided interest in an amount equal to 90% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank's return on average assets is less than seven-tenths of one percent. Under this provision the Bank purchased 19.7% of this property for $362,201 in 1987. At the time of the 1987 purchase the Bank assumed $305,744 of the above-mentioned bond. Pursuant to the purchase option contained in the lease agreement, the Bank recorded an additional interest of $637,410 (34.7%) in the leased property as of December 31, 1988 by assuming a corresponding portion ($521,888) of the unpaid balance of the related revenue bond and applying the difference of $115,522 to amounts due from the lessor.

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

         The Bank operates a branch office in Norfolk at 4101 Granby Street and four branches in Virginia Beach at 225 South Rosemont Road, 2712 North Mall Drive, 1124 First Colonial Road and 1870 Kempsville Road.. One of the locations is owned by the Bank and the remaining four are leased under long-term operating leases with renewal options, at total annual rentals of approximately $103,000 paid to unrelated parties.



Item 3.  Legal Proceedings

         None


Item 4.  Submission of Matters to a Vote of Securities
         Holders

         None


                                     PART II

Item 5.  Market for Common Equity and Related
         Stockholder Matters


         The Corporation's Articles of Incorporation were amended at the 1996 Annual Meeting of Shareholders to authorize the issuance of up to 5,000,000 shares of Common Stock, par value $2.50 per share, 947,501 shares of which are issued and outstanding. In addition, the Corporation has 300,000 shares of authorized but unissued preferred stock, par value $25 per share.

         The Corporation's Common Stock is not listed on an exchange or traded through an interdealer quotation system, however, shares are traded in the over-the-counter market. Anderson & Strudwick, Inc., a member of the New York
Stock  Exchange,  is an  "active  market  maker"  in  the  Common  Stock  of the
Corporation. Anderson & Strudwick, Inc. maintains offices in Richmond, Charlottesville, Fredericksburg, Lynchburg and Norfolk, Virginia. The table below describes trades quoted by Anderson & Strudwick, Inc. during 1995 and 1996. There may have been other transactions at other prices not known to the Corporation.

         There were no cash dividends declared during the past five years. The Corporation issued a five (5%) percent stock dividend during the first quarter of 1994 and six (6%) percent stock dividend during the first quarter of 1995, and 1996. In addition, the Board of Directors of the Corporation declared a six (6%) stock dividend in February 1997, payable to shareholders of record on March 31, 1997, which will be distributed April 30, 1997.

         The Corporation's Board of Directors determines whether to declard dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, amoung other factors, the Corporation's incme, operating costs, overall financial condition and capital requirements and upon general business conditions. The Corporation's only source of funds for cash dividends will be dividends paid to the Corporation by the Bank, which is subject to regulatory restrictions.


                               Common Stock Prices

                                 1996                       1995
                                 ----                       ----
                           High          Low          High          Low
                           ----          ---          ----          ---

First Quarter          $     9.910   $     8.020   $     8.140   $    7.781

Second Quarter              10.250         8.750         8.500        7.250

Third Quarter               10.500         9.000         9.250        7.500

Fourth Quarter              11.000        10.000        10.000        8.500


         The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         At February 28, 1997, there were approximately 524 record holders of the Corporation's common stock (based on the number of record holders as of the date).


Item 6.  Selected Consolidated Financial Data

         The following table sets forth certain selected consolidated financial data for the past five years.

                                                                          Years Ended December 31,
                                                        1996           1995        1994         1993         1992
                                                        ----           ----        ----         ----         ----
                                                             (Dollars in thousands, except per share data)


Income Statement Amounts:

  Gross interest income ............................   $   7,744    $   6,859    $   5,831    $   5,589    $   6,032
  Gross interest expense ...........................       4,201        3,632        2,652        2,744        3,516
  Net interest income ..............................       3,543        3,227        3,179        2,845        2,516
  Provision for possible loan
    losses .........................................          (1)         (53)        (102)        (167)        (235)
  Net interest income after
    provision ......................................       3,542        3,174        3,077        2,678        2,281
  Other operating income ...........................         871          810          746          824          614
  Other operating expense ..........................       3,213        2,866        2,731        2,636        2,532
  Income before income
    taxes and other item ...........................       1,200        1,118        1,092          866          363
  Income taxes .....................................         364          282          278          219           85
  Income before cumulative
    effect of change in accounting
    principle ......................................         836          836          814          647          278
  Cumulative effect of change in
    accounting principle ...........................          --           --           --           39           --
  Net income .......................................   $     836    $     836    $     814    $     647    $     317


Per Share Data (1):

  Net income per share . .(1) ......................   $     .88    $     .88    $     .86    $     .68    $     .33
  Cash dividends per share .........................          --           --           --           --           --
  Book value (at year end) .........................       10.10         9.81         9.23         8.86         8.05

Balance Sheet Amounts:
(at year end)
  Total assets .....................................   $ 106,170    $  95,037    $  81,458    $  79,205    $  71,833
  Total loans (net of unearned income) .............      65,833       61,373       55,463       49,084       46,701
  Total deposits ...................................      90,262       82,256       71,324       68,805       63,496
  Long-term debt ...................................         609          684          662          687          771
  Total equity .....................................       9,568        8,770        7,787        7,117        6,470



(1)  Adjusted to reflect 1996, 1995 and 1994 stock dividends.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION

         This section of the Annual Report should be read in conjunction with the statistical information, Financial Statement and related Notes and the selected financial data appearing elsewhere in the Report.

         In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause Commonwealth's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, statements regarding management's expectations that the Bank will continue to experience growth in core operating earnings, improved credit quality and increased service fee income, and that Commonwealth may pay cash dividends in the future. Readers are cautionied not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

NEW ACCOUNTING STANDARDS

         In March 1995 the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires certain assets to be reduced in value whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The Statement is required to be applied for years beginning after December 15, 1995. The Bank adopted this new accounting standard as of December 31, 1996 and there was no material impact on the consolidated financial statements.

Financial Condition and Results of Operations
Commonwealth Bankshares, Inc. and Subsidiary

         This commentary provides an overview of Commonwealth Bankshares Inc.'s financial condition, changes in financial condition and results of operations for the years 1994 through 1996. The following discussions should assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the statistical information.

Earnings Overview

         Net income in 1996 of $836.4 thousand represented a modest increase over the $835.5 thousand reported for the year 1995. This earning record reflects the Bank's continued growth in core operating earnings and improved credit quality and positive trends which are expected to continue into 1997.

         Net income for 1995 of $835.5 thousand represented an increase of 2.6% over the $814.1 thousand reported in 1994. This was primarily due to a growth in core earnings and a decrease in the provision for loan losses.

         Commonwealth's core earnings, defined by the Corporation as pre-tax earning exclusive of the provision for loan losses and nonrecurring items such as securities gains, have improved steadily since 1992.

         The key profitability measures of return on average assets (ROA) and return on average total shareholders' equity (ROE) reflected a decline in 1996 over 1995 as a result of the opening of the Bank's sixth branch office location, full staffing of the Bank's newly established trust department, and the implementation of new technological innovations, the planning for a more sophisticated customer information system, the implementation of telephone banking during the first quarter of 1996, and the expenses incurred for expansion of the Bank's home banking system scheduled for the second quarter of 1997. ROA equalled .79% in 1996 compared with .94% in 1995. ROE equaled 8.85% in 1996 compared with 10.17% in 1995. ROA and ROE were similary affected in 1995 as compared with 1994. These ratios, along with other significant earnings and balance sheet information for each of the years in the five-year period ended December 31, 1996, are shown in Table 1 as follows:


Table 1 - Selected Financial Information

(Dollars in thousands, except per share data)

Results of Operations (for the year):             1996          1995           1994          1993          1992
-------------------------------------             ----          ----           ----          ----          ----

Income From Earning Assets                      $7,744        $6,859         $5,831        $5,590        $6,031
Net Interest Income                              3,543         3,227          3,179         2,845         2,515
Provision For Loan Losses                            1            53            102           167           235
Net Income                                         836           836            814           647           317


Earnings Per Share:
-------------------
Net Income  (1)                                  $0.88         $0.88          $0.86         $0.68         $0.33
Average Shares Outstanding (1)                 947,501       947,501        947,501       947,501       947,501

Financial Condition (at December 31):
-------------------------------------
Total Assets                                  $106,170       $95,037        $81,458       $79,205       $71,833
Total Equity                                     9,568         8,770          7,787         7,117         6,470

Selected Ratios (for the year):
-------------------------------
Return on Average Assets                         0.79%         0.94%          1.04%         0.86%         0.42%

Net Interest Margin                              3.75%         3.92%          4.53%         4.32%         3.87%

(1) Adjusted to reflect 1996, 1995 & 1994 stock dividends.

         Earnings per share were relatively unchanged when comparing 1996 to 1995. In 1995 earnings per share represented a 2.2% increase over 1994. Significant items affecting the change in earnings per share for 1996, 1995 and 1994 are summarized as follows:

                                               1996                   1995
                                                vs.                    vs.
                                               1995                   1994
                                               ----                   ----

o        Interest on loans and
         investments and loan fees          12.9% increase        17.6% increase

o        Interest on deposits and
         funds purchased                    15.7% increase        36.9% increase

o        Net interest income                 9.8% increase         1.5% increase

o        Provision for loan losses          99.0% decrease        48.0% decrease

o        Other income                        7.5% increase         8.5% increase


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

         Net interest income increased $316 thousand or 9.8% in 1996 to $3.5 million, compared to an increase of $47.9 thousand or 1.5% in 1995, or to $3.3 million when compared with the $3.18 million reported in 1994. This improved performance in 1996 was primarily the result of an increase in interest income on loans and investments brought about by an increase in the volume of loans and investment securities outstanding, in spite of the increase in interest paid on deposits, as deposits grew and repriced during the year. In 1995, the improved performance over 1994 was attributable to a much greater increase in interest income on loans and investments than the increase interest paid on deposits.

         The net interest margin for 1996 was 3.75% compared to 3.92% for 1995. The decline was primarily attributable to a 0.5% increase in the cost of deposits for 1996 as compared to 1995. Similarly, the net interest margin for 1995 declined from the 4.53% reported in 1994. Again the decline was primarily attributable to a 19.0% increase in the cost of deposits for 1995 as compared to 1994. The performance reported herein is reflected in Commonwealth's earning assets yield which declined 55 basis points to 8.13% in 1996 compared with 13 basis points to 8.68% in 1995 from the 8.55% reported in 1994. Commonwealth's average cost of deposits increased 72 basis points in 1995 from 1994 to 4.50%, and 2 basis points in 1996 from 1995 to 4.52%.

         A substantial decrease in nonperforming assets of $1.36 million to $3.96 million will result in a favorable impact on the net interest margin during future periods since the major reductions in nonperforming assets occurred at year end in 1996. An increase in nonperforming loans of $392 thousand to $2.25 million resulted in an unfavorable impact on the net interest margin during 1995. Without this increase additional income under the contractual terms of the credits would have been recorded in the amount of $115.9 thousand on all nonperforming loans during 1995.

         Decreased nonperforming loans in 1994 had a favorable impact on the net interest margin. Additional income of approximately $86.0 thousand for 1994, would have been realized had all nonperforming loans performed as originally expected.

         Average interest earning assets increased $16.3 million in 1996 as compared with an increase of $11.0 million in 1995 and $3.26 million in 1994. Average net loans increased $6.3 milion in 1996 as compared with an increase of $6.9 million in 1995 and $5.35 million in 1994. Average investment securities increased by $7.6 million during 1996 compared with an increase of $2.0 million during 1995 and $934 thousand in 1994.

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

         On a quarterly basis, Commonwealth's management evaluates the adequacy of the allowance for loan losses, and, based on such review, establishes the amount of the provision for loan losses. For large commercial and real estate exposures, a detailed loan-by-loan review is performed. The remainder of the commercial and real estate portfolio is analyzed utilizing a formula-based determination of the allowance. The formula is impacted by the risk rating of the loan, historical losses and expectations. Loan loss allowances for the various consumer credit portfolios are based on historical and anticipated losses and the current and projected characteristics of the various portfolios. In addition, consideration of factors such as economic conditions, underwriting standards, and compliance and credit administration practices may impact the level of inherent credit loss. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

         A strengthening economy, combined with the Corporation's continued loan workout activities resulted in a reduction in the provision for loan losses during 1996. The Corporation made provisions for loan losses of $0.5 thousand in 1996 down $52.4 thousand from the $52.9 thousand reported in 1995. This followed a $48.8 thousand or 47.9% reduction in the provision in 1995 over 1994. Details of the activity in the allowance for loan losses for the past three years are shown in Note 5 to the Consolidated Financial Statement.

         Net charge-offs during 1996 amounted to $325 thousand compared with a modest $5 thousand reported in 1995. Charge-offs in 1995 were down $18 thousand or 78.3% from 1994. 1994 net charge-offs of $23 thousand were down $50 thousand or 68.5% from the prior year. The level of charge-offs during 1996 reflected losses sustained, which were primarily attributable to the Bank's relationship with one borrower, a relationship which has been in a workout position for an extended period of time. Current expectations are that total net charge-offs in 1997 will be substantially reduced from the levels reached during 1996. This expectation is based upon assumptions regarding the general economic climate in Commonwealth's trade area and the performance characteristics of the loan portfolio, including Commonwealth's continued success in working out remaining nonperforming loans. Changes in these conditions could warrant different results.

         The allowance for loan losses at December 31, 1996 was $932 thousand compared with $1.256 million at December 31, 1995. This represented 1.41% of year-end gross loans at December 31, 1996 compared with 2.04% of year-end gross loans at December 31, 1995. At December 31, 1994 the allowance equalled $1.208 million, representing 2.2% of year-end gross loans.

         The tables on the following pages provide an analysis of the activity in the Corporation's nonperforming assets and allowance for loan losses for each of the last five years. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

         Nonperforming loans at December 31, 1996 increased $392 thousand and at year end equalled $2.2 million. Nonperforming loans continue to be centered in a relatively small number of loans with large balances. Based on the Bank's current workout plans, we expect to return each of these loans to an accrual status during 1997 with minimum loss to the Bank. Each of the loans are fully secured and represent minimal risk. Nonperforming loan levels at December 31, 1995 increased $942 thousand from December 31, 1994.

         The Corporation continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets. As a part of this workout process, the Corporation routinely re-evaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each nonperforming asset.

         The amount of loans past due 90 days or more that were not classified as nonaccrued loans totaled $180 thousand at December 31, 1996, and $198 thousand at December 31, 1995 and $106 thousand at December 31, 1994.


         The following table reflects the trends discussed herein:


Nonperforming Assets

December 31, (in thousands)                                   1996                 1995            1994
---------------------------                                   ----                 ----            ----

90 Days delinquent and still accruing                      $  180,000            $  198,000      $  106,000

Nonaccrual                                                  2,065,000             1,655,000         806,000

Foreclosed properties                                       1,720,000             3,467,000       3,364,000
                                                           ----------            ----------      ----------

         Totals                                            $3,965,000            $5,320,000      $4,276,000
                                                           ==========            ==========      ==========


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

Loan Portfolio

         The Corporation's credit risk is centered in its loan portfolio which on December 31, 1996 totaled $66.0 million, or 69.2% of total earning assets. The Corporation's overall objective in managing loan portfolio risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration.

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

         As the volume of past due loans declines, it is anticipated that the level of nonaccrual loans will be reduced. It should be noted that of all loans on nonaccrual, the majority are making regular monthly payments. One loan is self-liquidating and payments are being received from the assignment of commissions, one loan is in the process of being purchased by the Small Business Administration, and the others are for the most part fully secured with workout arrangements currently in place.

         If nonaccruing loans had been performing fully, these loans would have contributed an additional $100 thousand in 1996, $115.9 thousand to interest income in 1995, and $86 thousand in 1994.

         The Corporation's Other Real Estate Owned (OREO) at December 31, 1996 declined substantially to $1.7 million from the $3.5 million reported at December 31, 1995. At December 31, 1994 other real estate owned equalled $3.4 million. Of the $1.7 million, three of the properties representing $737 thousand are generating income under operating leases. The balance representing $982 thousand are in various stages of liquidation.

         During the last three years, there have been additions to and liquidations of other real estate owned. Properties acquired during 1996 equalled $603 thousand compared with $680 thousand during 1995 and $634 thousand in 1994. Proceeds from the properties disposed of during 1996 equalled $2.6 million compared with $638 thousand in 1995 and $904 thousand in 1994.

         During 1996, there was a net loss on the sale of other real estate of $12.7 thousand compared with a net gain equalling $8.7 thousand in 1995, a net loss of $11.1 thousand in 1994.

         The Bank has developed individual action plans for each property for the ultimate liquidation of these properties. The objectives are diligently pursued by management and reviewed with the Board of Directors monthly.

Other Income

         Total other income increased 7.5% in 1996 following a 8.5% increase in 1995 and a 9.4% decrease in 1994. The increases in 1996 were attributable principally to:

              o       gain in the sale of fixed assets of $65.3 thousand.

              o      $12.1  thousand   increase  in  income   generated  from
                     properties held by the Bank for sale.

              o n increase in other miscellaneous income items of $28 thousand.

         In 1995 the increases were attributable to:

              o A gain in the sale of small business administration loans which equalled $17.8 thousand.

              o A gain in the sale of securities available for sale of $28.4 thousand compared with a loss of $9.2 thousand in 1994.

              o A gain in the sale of Other Real Estate Owned of $8.7 thousand compared with a loss of $11.2 thousand in 1994.

         In each of the three years mentioned, income from OREO properties equalled $218.6, $208.9, and $224.0 thousand, respectively.

         The income achieved in service charges and commissions and fees on deposits, are indicative of the recent trend in commercial banking to generate additional income from services not related to the lending function.

Other Expense

         Total other expense increased to $3.2 million in 1996 or 12% compared to an increase of 4.9% in 1995 and an increase of 3.6% in 1994. This represents a moderate increase when compared with the increase in the Corporation's noninterest income and the Bank's overall growth. These results reflect management's continued emphasis and commitment to the management of this area of the Bank's operations. Salaries and employee benefits, the largest component of other expenses increased by 13.3% in 1996, as a result of fully staffing the Bank's new branch on Kempsville Road, and the Bank's newly formed Trust Department. This expense increased 6.6% in 1995 and 8.3% in 1994. Net occupancy expense increased $24.3 thousand in 1996, following a $73.3 thousand increase in 1995, and a $37.1 thousand decrease in 1994. The increases in 1995 and 1996 reflected necessary modifications and improvements to the Bank's physical facilities, the opening of the Bank's sixth branch location, as well as the installation of new ATM equipment at all ATM locations during 1995. Other operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $130 thousand or 16.2% following a decrease of $43.7 thousand or 5.1% in 1995 and an increase of $11.9 thousand or 1.4% in 1994. Again, when compared with the increase in the Corporation's noninterest income during the past three years, the increase in noninterest expense is considered nominal and reflects normal increases for outside services.

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

         The Bank's funding requirements are supplied from a wide range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Large certificates of deposit, over $100,000 accounted for 5.5%, 4.8%, and 4.19% of the Bank's total deposits at December 31, 1996, 1995, and 1994, respectively. As a percentage of average assets, core deposits have increased from 86.9% in 1994 to 87.8% in 1995, and 94.6% in 1996. Management seeks to ensure adequate liquidity to fund loans, deposit withdrawals, and the Bank's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Bank maintains a portfolio of marketable investment securities, structures and monitors the flow of funds from these securities and from maturing loans, and maintains access to short-term funding sources, including a Federal funds line of credit with its correspondent banks and the ability to borrow from the Federal Reserve System.

         The Corporation's loan portfolio net of unearned income and allowance for loan losses increased by 8% to $64.9 million in 1996 compared with a 10.8% increase in 1995 to $60.1 million from the $54.3 million at year end 1994. Balances in a number of loan categories also increased. Total commercial loans increased 15.5% to $41.7 million in 1996 compared with an increase of 13.1% to $36.2 million in 1995, following an 14.1% increase in 1994 to $32.0 million. These increases reflect a continuing exodus of commercial customers from the area's regional institutions to Bank of the Commonwealth, the oldest community Bank in Southside Hampton Roads. Consumer loans decreased $1.1 million or 4.7% in 1996, reflecting the intense competition for consumer installment loans in Hampton Roads. This increase followed an increase of $1.7 million or 7.1% in 1995 and an increase of $2.3 million or 10.9% in 1994.

Sources of Funds

         Purchased liabilities are composed of certificates of deposit of $100,000 and over (large CDs) and balances held in "sweep accounts" for customers. Purchased funds at December 31, 1996 equalled $8.8 million or a 33.3% increase in short-term borrowings during 1996 following a $1.9 million or 40% increase in short term borrowings during 1995, and a $1.6 million or 35.3% decrease in short term borrowings during 1994. At December 31, 1996, 1995 and 1994, approximately 100% of Commonwealth's purchased funds consisted of funds invested by local customers which, as such, are less volatile than other categories of purchased funds or brokered deposits. On both an average and year-end basis, the composition of purchased funds continued to shift in 1996, 1995 and 1994 from the balance sheet category of large CDs to short-term borrowings. This shift in mix coincided with liquidity needs and balance sheet management strategies in a low interest rate environment.

Uses of Funds

         Total earning assets at December 31, 1996 increased 13.6% from year-end 1995 compared with 1995's increase of 17.2% and 1994's increase of 2.8%. The increase of $7 million in 1996 reflected investments in government securities and Federal funds sold. The increases in 1995 reflected higher levels of loans, while the increases in 1994 reflected higher loans outstanding and higher levels of investments in Federal funds sold.

         The composition of long-term investment securities as of December 31, 1996 and 1995 is presented in Note 3 to the Consolidated Financial Statements.

         At year-end 1996, 1995 and 1994, investment securities totaled $23.7 million, $17.3 million, and $14.9 million, respectively.

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

         On November 15, 1995, the Financial Accounting Standards Board released their Implementation Guide of Statement 115. As expected, the guide allowed financial institutions to make a one-time reclassification (between November 15th and December 31, 1995) of investments between the ""Available-for-Sale"
(AFS) and "Held-to-Maturity" (HTM) portfolios. During this period (one day only), transfers between HTM and AFS could be made without the risk of tainting other securities within the portfolio. As a result of this action, an adjustment was made in the Bank's securities portfolio. Certain bonds were sold in anticipation of their "call" in order to prefund their reinvestment. This partial portfolio restructure enabled the Bank to smooth out cashflows within it's "Investment Ladder". See Note 3 to the Consolidated Financial Statements for a breakdown of the securities held in each of these accounts. During 1996 it was determined that further repositioning could enhance yields and smooth cashflows from the investment portfolio by shifting certain investment funds to different investment sectors and by moderately lengthening the portfolio's duration. The liquidation and reinvestment achieved two important management objectives:

              o To increase the portfolio yield and thus the earnings contribution from the Bank's investment portfolio, and

              o      To  add  amortizing   investments  and  thus  increase  the
                     regularity of principal cashflows from the bond portfolio.

         Management frequently assesses the performance of the investment portfolio to ensure its yield and cashflow performances are consistant with the broad strategic plan of the entire Bank. Flexibility is one of the hallmarks of the Bank's ability to meet the dynamic banking needs of its customers.

         Year-end total loans net of unearned income increased $4.4 million or 7.4% in 1996 following increases of 10.6% or $5.9 million and 12.9% or $6.37 million at year end 1995 and 1994, respectively. The results were largely due to the efforts of the Bank's officers to develop new loan relationships with customers from the area's regional institutions combined with an improved economic environment.

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

         Further explanations regarding the changes in the volume of outstanding loans are included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the section entitled "Liquidity and Interest Sensitivity".

Dividends and Dividend Policy

         The Corporation's Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The Corporation's only source of funds for cash dividends are dividends paid to the Corporation by the Bank.

         Based on the Corporation's earnings record for 1996 and 1995, the Corporation declared a 6% stock dividend in each year. It is anticipated that this policy will continue to be re-evaluated during 1997. Based on the Corporation's improved record of profitability, it is expected that the payment of cash dividends will be resumed in future periods.

Income Taxes

         Corporations are required to pay the greater of the regular corporate income tax or the alternative minimum tax (AMT).

         In 1996, income tax expense was $364.2 thousand, up from $282.1 thousand in 1995, and $278.3 thousand in 1994. These increases were attributable to improvements in earnings.

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

Capital Resources and Adequacy

         Average shareholders' equity increased at the rate of 15.1% in 1996 compared with 13.4% in 1995, and 9.4% in 1994. During these periods, the main source of capital to the Bank has been internally generated retained earnings.

         The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U. S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

         Risk-based capital ratios are another measure of capital adequacy. At December 31, 1996, The Bank's risk-adjusted capital ratios were 13.1% for Tier 1 and 14.4% for total capital, well above the required minimums of 4.0% and 8.0%, respectively, as compared with 13.1% and 14.4% respectively at December 31, 1995, and 10.0% and 11.3% at December 31, 1994. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on-and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on- and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, Commonwealth was considered "well-capitalized," the highest category of capitalization defined by the regulators allowing for the lowest level of FDIC insurance premium rates, as of December 31, 1996, 1995 and 1994.

         The Bank's capital is adequate to support the present level of assets and to provide for some future growth.

         At December 31, 1996, shareholders' equity stood at $9.57 million as compared with $8.77 million at year-end 1995 and $7.79 million at year-end 1994. These increases were brought about by a net profit of $836.4 thousand in 1996, a net profit of $835.1 thousand in 1995, combined with a change in unrealized gains of $149.8 thousand on securities available for sale, and a net profit of $814.3 thousand in 1994.

         In order to maintain a strong equity capital position, to protect against the risks of loss, in the investment and loan portfolios and on other assets, management will continue to monitor the Bank's capital position. Several measures have been or will be employed, to maintain the Bank's capital position, including but not limited to:

            o Continuing its efforts to return all nonperforming assets to performing status,

            o        Monitoring the Bank's growth, and

            o        Continued utilization of its formal asset/liability policy.

         Once again, it should be noted that the Bank's capital position has always exceeded and continues to exceed the minimum standards established by the regulatory authorities.

FIVE-YEAR SUMMARY CONSOLIDATED BALANCE SHEETS
                                                                        December 31

                                        1996             1995             1994          1993          1992
                                        ----             ----             ----          ----          ----
ASSETS

Cash and due from banks               $5,655,944       $5,135,875      $4,764,835    $4,604,437     $4,504,842
Investments held for sale                --               --               --            --

Investment securities                    --               --               --        13,923,049     14,243,807
Investment Securities:
  Available for Sale                   9,590,274        5,968,175       6,489,145        --            --
  Held to Maturity                    14,072,217       11,290,140       8,393,628        --            --
Federal funds sold                     5,718,439        5,131,844       1,056,522     6,360,000        870,000
Loans:

  Commercial                          11,078,914        8,889,880       9,899,880     9,539,927      8,523,608
  Commercial Construction              1,867,926        1,470,129         988,192       478,214        410,481
  Commercial Mortgage                 28,796,673       25,795,631      21,068,295    17,983,733     16,214,371
  Residential Mortgage                17,206,173       18,668,317      16,376,434    14,315,477     13,094,969
  Installment loans to individuals     4,600,931        3,970,015       4,103,107     4,075,197      4,608,809
  Other                                2,448,714        2,809,860       3,272,096     3,006,057      4,413,970
                                    ------------      -----------     -----------   -----------    -----------
              GROSS LOANS             65,999,331       61,603,832      55,708,004    49,398,605     47,266,208
Less: Unearned income                   (164,724)        (231,186)       (244,930)     (314,728)      (565,581)
        Allowance for loan losses\      (932,000)      (1,256,000)     (1,208,000)   (1,129,000)    (1,034,742)
                                    ------------      -----------     -----------   -----------    -----------
                                      64,902,607       60,116,646      54,255,074    47,954,877     45,665,885
Premises and equipment                 2,442,691        2,340,746       1,912,657     1,968,755      1,764,975
Other assets                           3,788,054        5,053,931       4,586,250     4,394,932      4,783,526
                                    ------------      -----------     -----------   -----------    -----------
                                    $106,170,226      $95,037,357     $81,458,111   $79,206,050    $71,833,035
                                    ============      ===========     ===========   ===========    ===========


LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                $10,686,956      $13,147,115      $9,080,263   $11,504,308     $7,291,537
  Interest bearing                    79,575,499       69,109,244      62,243,345    57,300,448     56,203,792
                                    ------------      -----------     -----------   -----------    -----------
              TOTAL DEPOSITS          90,262,455       82,256,359      71,323,608    68,804,756     63,495,329


Securities sold under
  agreement to repurchase              3,573,350        2,290,477         744,855     1,616,177        372,809
Long-term debt                           609,280          684,019         661,504       687,616        770,871
Other liabilities                      2,156,671        1,036,116         940,808       979,455        724,300
                                    ------------      -----------     -----------   -----------    -----------
              TOTAL LIABILITIES       96,601,756       86,266,971      73,670,775    72,088,004     65,363,309

SHAREHOLDERS' EQUITY


Common stock                           2,368,752        2,235,258       2,109,313     2,009,380      2,009,380
Additional capital                     4,106,361        3,715,666       3,376,454     3,122,226      3,122,226
Unrealized gains (loss) on
  securities available for sale         (28,005)            7,900       (141,900)
Retained earnings                      3,121,362        2,811,562       2,443,469     1,985,440      1,338,120
                                    ------------      -----------     -----------   -----------    -----------
                                       9,568,470        8,770,386       7,787,336     7,117,046      6,469,726
                                    ------------      -----------     -----------   -----------    -----------
                                     $106,170,22      $95,037,357     $81,458,111    $79,205,05     $71,833,03
                                     ===========      ===========     ===========    ==========     ==========

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
                                                                             Years Ended December 31

                                                       1996              1995            1994             1993             1992
                                                       ----              ----            ----             ----             ----

Interest on loans and investments and loan fees     $7,744,380        $6,858,537      $5,831,266       $5,589,544       $6,031,054
Interst on deposits and federal funds purchased      4,201,221         3,631,792       2,652,383        2,744,515        3,515,789
                                                    ----------        ----------      ----------       ----------       ----------
   Net Interest Income                               3,543,159         3,226,745       3,178,883        2,845,029        2,515,265

Provision for loan losses                                 (529)          (52,932)       (101,787)        (166,869)        (235,000)
                                                    ----------        ----------      ----------       ----------       ----------
Net Interest Income After Provision
   for Loan Losses                                   3,542,630         3,173,813       3,077,096        2,678,160        2,280,265

Other Income
   Security gains (loss)                                 3,570            28,430          (9,187)         121,775           46,033
   Gains (loss) on sale of real estate                 (12,744)            8,668         (11,146)         (20,661)         (30,186)
   Other operating income                              879,795           772,963         766,736          722,647          598,639
                                                    ----------        ----------      ----------       ----------       ----------

Total Other Income                                     870,621           810,061         746,403          823,761          614,486
Other Expenses:
   Salaries and employee benefits                    1,535,427         1,354,088       1,270,731        1,172,650        1,149,443
   Occupancy expenses (net)                            300,844           276,531         203,212          240,329          212,634
   Furniture and equipment expenses                    443,316           432,693         410,621          388,236          359,959
   Other operating expenses                            932,974           802,897         846,593          834,672          809,768
                                                    ----------        ----------      ----------       ----------       ----------

Total Other Expenses                                 3,212,561         2,866,209       2,731,157        2,635,887        2,531,804
                                                    ----------        ----------      ----------       ----------       ----------

Income Before Income Taxes
   and Other Item                                    1,200,690         1,117,665       1,092,342          866,034          362,947

Applicable Income Tax Expense                          364,264           282,148         278,251          218,714           85,518
                                                    ----------        ----------      ----------       ----------       ----------

Income before cumulative effect of
   change in accounting principle                      836,426           835,517         814,091          647,320          277,429
                                                                                                           ======

Cumulative effect of change in
   accounting principle                                     --                --              --             --             39,396
                                                    ----------        ----------      ----------       ----------       ----------

Net Income for Year                                   $836,426          $835,517        $814,091         $647,320         $316,825
                                                    ==========        ==========      ==========       ==========       ==========

Net Income per share
   based on weighted average
   number of shares outstanding (1)                       0.88              0.88            0.86            0.68              0.33

Average shares outstanding (1)                         947,501           947,501         947,501         947,501           947,501

(1) Adjusted to reflect 1996, 1995 & 1994 Stock Dividends.






                                     PART II

Item 7. Financial Statements.

         Refer to the index to the Consolidated Financial Statements on Page F-1 for the required information.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Complianc With Section 16(a) of the Exchange Act.

                      The following sets forth the names, ages and business experience of the Corporation's executive officers.

Edward J. Woodard, Jr., 54

         Chairman of the Board, President and Chief Executive Officer of the Corporation and the Bank.

John H. Gayle, 58

         Executive Vice President and Secretary of the Corporation and Executive Vice President and Cashier of the Bank, and Vice President and Secretary of BOC Title Hampton Roads.

Richard R. Early, 52

         Senior Vice President and Senior Trust Officer of the Bank since September 1996. Prior to accepting the position with the Bank, Mr. Early was Senior Vice President and Senior Trust Officer at Bank of Lancaster from May 1990 through September 1996.

Simon Hounslow, 32

         Vice President and Commercial Loan Officer of the Bank.

Richard W. Webb, 44

         Vice President and Branch Administration Officer of the Bank. Prior to joining the Bank in August 1993, Mr. Webb was a banker with Home Savings Bank from 1975 through July 1993.

Item 10. Executive Compensation.

         The information called for in this Item is incorporated by reference from the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Corporation's fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Mangement.

         The information called for in this Item is incorporated by reference from the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Corporation's fiscal year.

Item 12. Certain Relationships and Related Transactions.

         The information called for in this item is incorporated by reference form the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Corporationi's fiscal year.

Item 13. Exhibits and Reports on Form 8-K.

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

10.13  Non-Employee  Director Stock  Compensation  Plan.  Filed March 30, 1996, as
       Exhibit 10.13 to Registrant's form 10-K, and incorporated herein by reference.

(b) Reports filed on Form 8-K for the quarter ended December 31, 1996.

    None

                           ANNUAL REPORT ON FORM 10-K
                                     ITEM 8,
                          LIST OF FINANCIAL STATEMENTS
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          YEAR ENDED DECEMBER 31, 1996
                          COMMONWEALTH BANKSHARES, INC.

FORM 10-KSB--ITEM 7

COMMONWEALTH BANKSHARES, INC.

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Commonwealth Bankshares, Inc. and subsidiary are included:

         Consolidated balance sheets--December 31, 1996 and 1995.

         Consolidated statements of operations--Years ended December 31, 1996, 1995, and 1994.

         Consolidated statements of shareholders' equity--Years ended December 31, 1996, 1995, and 1994.

         Consolidated statements of cash flows--Years ended December 31, 1996, 1995 and 1994.

         Notes to consolidated financial statements--December 31, 1996.

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

                                             Commonwealth Bankshares, Inc.
                                               (Registrant)

Date:  March 29, 1997                        by:  E. J. Woodard, Jr.
                                                --------------------------------
                                             E. J. Woodard, Jr., CLBB
                                             Chairman of the Board,
                                             President & CEO

                                             by: John H. Gayle
                                                --------------------------------
                                             Executive Vice President & Cashier
                                             (Principal Financial Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


E. J. Woodard, Jr.                                  Herbert L. Perlin
-------------------------------------               ----------------------------
E. J. Woodard, Jr., CLBB Director and               Herbert L. Perlin, Director
Chairman of the Board, President and
Chief Executive Officer

George H. Burton, Jr.                               Richard J. Tavss
-------------------------------------               ----------------------------
George H. Burton, Jr.,Director                      Richard J. Tavss, Director

Morton Goldmeier                                    Morton M. Zedd
-------------------------------------               ----------------------------
Morton Goldmeier, Director                          Morton M. Zedd, Director

William P. Kellam
-------------------------------------
William P. Kellam, Director

William D. Payne, MD
-------------------------------------
William D. Payne, MD, Director

                                      INDEX

                                      PAGE

Independent auditors' report                            F-2

Financial statements
  Consolidated balance sheets                           F-3
  Consolidated statements of income                     F-5
  Consolidated statements of stockholders' equity       F-7
  Consolidated statements of cash flows                 F-9
  Notes to consolidated financial statements            F-11

Board of Directors of
  Commonwealth Bankshares, Inc.
Norfolk, Virginia


         We have audited the accompanying consolidated balance sheets of Commonwealth Bankshares, Inc. and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Bankshares, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                              PLOTT & WALTON, PC




Richmond, Virginia
January 17, 1997

                          COMMONWEALTH BANKSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                            1996          1995
                                            ----          ----

Cash and cash equivalents:
  Cash and due from banks (Note 2)      $  5,655,944  $ 5,135,875
  Federal funds sold                       5,718,439    5,131,844
                                        ------------  -----------
    Total cash and cash equivalents       11,374,383   10,267,719

Investment securities:
  Securities available for sale (Note 3) 9,590,274 5,968,175 Securities to be held to maturity
    (Note 3)                              14,072,217   11,290,140
                                        ------------  -----------
      Total investment securities         23,662,491   17,258,315

Loans (Notes 4 and 5):
  Commercial                              11,078,914    8,889,880
  Commercial construction                  1,867,926    1,470,129
  Commercial mortgage                     28,796,673   25,795,631
  Residential mortgage                    17,206,173   18,668,317
  Installment loans to individuals         4,600,931    3,970,015
  Other                                    2,448,714    2,809,860
                                        ------------  -----------
    Gross loans                           65,999,331   61,603,832
  Unearned income                           (164,724)    (231,186)
  Allowance for loan losses                 (932,000)  (1,256,000)
                                        ------------  -----------
      Loans, net                          64,902,607   60,116,646

Premises and equipment, net (Notes 6
  and 11)                                  2,442,691    2,340,746

Real estate acquired in settlement of
  loans                                    1,719,642    3,467,207

Accrued interest receivable                  736,092      634,383

Other assets                               1,332,320      952,341
                                        ------------  -----------







                                        $106,170,226  $95,037,357
                                        ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            1996          1995
                                            ----          ----

Liabilities:
  Deposits:
    Non-interest bearing                $ 10,686,956  $13,147,115
    Interest bearing:
      Demand                              17,807,271   15,482,900
      Savings                              4,237,750    4,195,594
      Other time deposits                 57,530,478   49,430,750
                                        ------------  -----------
          Total deposits                  90,262,455   82,256,359

  Securities sold under
    agreements to repurchase
    (Notes 3 and 10)                       3,573,350    2,290,477

  Long-term debt (Note 11)                   609,280      684,019

  Accrued interest payable                   334,162      283,726

  Income tax payable                               -       16,206

  Other liabilities                        1,822,509      736,184
                                        ------------  -----------
      Total liabilities                   96,601,756   86,266,971

Stockholders' equity (Notes 8, 9,
  and 17):
    Common stock, par value $2.50 -
      5,000,000 shares authorized;
      947,501 and 894,103 shares issued
      and outstanding in 1996 and 1995,
      respectively                         2,368,752    2,235,258
    Additional paid-in capital             4,106,361    3,715,666
    Retained earnings                      3,121,362    2,811,562
    Net unrealized gain (loss) on
      securities available for sale,
      net of income tax provision
          (benefit) of $(14,428) and
          $4,000 in 1996 and 1995,
          respectively                       (28,005)       7,900
                                        ------------  -----------
        Total stockholders' equity         9,568,470    8,770,386
                                        ------------  -----------
                                        $106,170,226  $95,037,357
                                        ============  ===========




The accompanying notes are an integral part of these consolidated financial statements.

                          COMMONWEALTH BANKSHARES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                1996          1995          1994
                                                ----          ----          ----

Interest income:
  Loans, including fees:
    Taxable                                  $6,058,519    $5,618,136    $4,880,638
    Tax exempt                                   65,833        81,771        84,509
  Investment securities:
    Taxable                                   1,106,220       845,204       732,355
    Tax exempt                                   90,699        67,003        43,514
  Other interest income                         423,109       246,423        90,250
                                             ----------    ----------    ----------
      Total interest income                   7,744,380     6,858,537     5,831,266

Interest expense:
  Deposits                                    4,009,124     3,475,299     2,578,995
  Federal funds purchased and securities
    sold under agreements to repurchase         155,864       116,727        47,737
  Other interest expense                         36,233        39,766        25,651
                                             ----------    ----------    ----------
      Total interest expense                  4,201,221     3,631,792     2,652,383
                                             ----------    ----------    ----------

Net interest income                           3,543,159     3,226,745     3,178,883

Provision for loan losses (Note 5)                 (529)      (52,932)     (101,787)
                                             ----------    ----------    ----------

Net interest income after provision for
  loan losses                                 3,542,630     3,173,813     3,077,096

Other income (loss):
  Service charges on deposit accounts           443,958       449,199       464,691
  Other service charges and fees                306,295       277,554       264,785
  Net realized investment securities
    gain (loss) (Note 3)                          3,570        28,430        (9,187)
  Net gain (loss) on sale of real estate
    acquired in settlement of loans             (12,744)        8,668       (11,146)
  Other                                         129,542        46,210        37,260
                                             ----------    ----------    ----------
      Total other income                        870,621       810,061       746,403

Other expenses:
  Salaries and employee benefits              1,535,427     1,354,088     1,270,731
  Net occupancy expense                         300,844       276,531       203,212
  Furniture and equipment expenses              443,316       432,693       410,621
  Other                                         932,974       802,897       846,593
                                             ----------    ----------    ----------
    Total other expenses                      3,212,561     2,866,209     2,731,157
                                             ----------    ----------    ----------








                                   (Continued)
                                       F-5

                          COMMONWEALTH BANKSHARES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                1996          1995          1994
                                                ----          ----          ----


Income before income taxes                    1,200,690     1,117,665     1,092,342

Applicable income tax expense
  (Note 13)                                     364,264       282,148       278,251
                                             ----------    ----------    ----------

Net income                                   $  836,426    $  835,517    $  814,091
                                             ==========    ==========    ==========


Per share data (Note 8):
  Net income                                    $   .88       $   .88       $   .86
                                                =======       =======       =======

  Average shares outstanding                    947,501       947,501       947,501
                                                =======       =======       =======

































The accompanying notes are an integral part of these consolidated financial statements.

                          COMMONWEALTH BANKSHARES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, and 1994

                                                                        Net Unrealized
                                                                        Gain (Loss) on
                               Common Stock      Additional               Securities
                             ----------------      Paid-in    Retained    Available
                             Shares    Amount      Capital    Earnings    for Sale
                             ------    ------      -------    --------    --------

Balance, December 31, 1993 $803,752  $2,009,380  $3,122,226  $1,985,440   $       -

  Net income for 1994             -           -           -     814,091           -

  Stock dividend (Note 8)    39,973      99,933     254,228    (356,062)          -

  Net unrealized loss on
    securities available
    for sale, net of income
    tax benefit of $73,100        -           -           -           -    (141,900)
                           --------  ----------  ----------  ----------    --------

Balance, December 31, 1994  843,725   2,109,313   3,376,454   2,443,469    (141,900)

  Net income for 1995             -           -           -     835,517           -

  Stock dividend (Note 8)    50,378     125,945     339,212    (467,424)          -

  Unrealized gain on
    securities  transferred
    from held to maturity to
    available for sale on
    November 15, 1995, net
    of income tax
    provision of $6,400           -           -           -           -      12,424

  Net change in unrealized
    gain (loss) on
    securities available
    for sale, net of income
    tax provision of
    $70,700                       -           -           -           -     137,376
                           --------  ----------  ----------  ----------   ---------

Balance, December 31, 1995  894,103   2,235,258   3,715,666   2,811,562       7,900











                                   (Continued)
                                       F-7

                          COMMONWEALTH BANKSHARES, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, and 1994

                                                                        Net Unrealized
                                                                        Gain (Loss) on
                               Common Stock      Additional               Securities
                             ----------------      Paid-in    Retained    Available
                             Shares    Amount      Capital    Earnings    for Sale
                             ------    ------      -------    --------    --------

  Net income for 1996             -           -           -     836,426           -

  Stock dividend (Note 8)    53,398     133,494     390,695    (526,626)          -

  Net change in unrealized
    gain (loss) on
    securities available
    for sale, net of income
    tax benefit of $18,428        -           -           -           -     (35,905)
                           --------  ----------  ----------  ----------   ---------

Balance, December 31, 1996 $947,501  $2,368,752  $4,106,361  $3,121,362   $ (28,005)
                           ========  ==========  ==========  ==========   =========































The accompanying notes are an integral part of these consolidated financial statements.

                          COMMONWEALTH BANKSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                                                         1996          1995          1994
                                                         ----          ----          ----

Operating activities:
  Net income                                         $   836,426   $   835,517   $   814,091
  Adjustments to reconcile net income to net
    cash from operating activities:
      Provision (benefit) for:
        Loan losses                                          529        52,932       101,787
        Depreciation and amortization                    305,934       226,195       196,890
        Deferred income taxes                           (106,233)     (100,352)     (109,035)
      Net realized investment securities loss (gain)      (3,570)      (28,430)        9,187
      Gain on sale of premises and equipment             (65,297)            -             -
      Net loss (gain) on sale of real estate
           acquired in settlement of loans                12,744        (8,668)       11,146
      Increase in accrued interest receivable           (101,709)      (92,968)      (87,119)
      Increase in accrued interest payable                50,436        89,197        29,003
      Decrease in income taxes payable                   (16,836)      (51,794)     (162,000)
      Other                                              212,021      (184,059)      (11,595)
                                                     -----------   -----------   -----------
Net cash from operating activities                     1,124,445       737,570       792,355

Investing activities:
  Purchases of:
    Securities to be held to maturity                 (6,200,301)   (8,105,791)   (3,541,016)
    Securities available for sale                     (9,065,980)   (1,079,132)     (500,000)
    Premises and equipment                              (459,646)     (650,037)      (94,024)
    Assets relating to real estate acquired in
      settlement of loans                               (257,771)      (82,547)     (147,013)
  Net increase in loans                               (5,423,798)   (6,544,821)   (7,032,504)
  Proceeds from:
    Sale of securities to be held to maturity          4,167,374     3,341,600     1,364,667
    Sale of securities available for sale              5,263,583     3,723,111     1,492,438
    Sale of premises and equipment                       117,064             -             -
    Sale of real estate acquired in settlement of
      loans                                            2,629,900       657,528       903,500
                                                     -----------    ----------   -----------
Net cash used in investing activities                 (9,229,575)   (8,740,089)   (7,553,952)

Financing activities:
  Net increase in certificates of deposit              8,099,728    10,239,386     5,359,989
  Net increase (decrease) in other deposits              (93,632)      693,365    (2,841,137)
  Net increase (decrease) in securities sold
    under agreements to repurchase                     1,282,873     1,545,622      (871,322)
  Principal payments on long-term borrowings             (74,739)      (27,225)      (26,112)
  Dividends paid                                          (2,436)       (2,267)       (1,901)
                                                     -----------   -----------   -----------
Net cash from financing activities                     9,211,794    12,448,881     1,619,517
                                                     -----------   -----------   -----------






                                   (Continued)
                                       F-9

                          COMMONWEALTH BANKSHARES, INC.

                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                                                         1996          1995          1994
                                                         ----          ----          ----

Net increase (decrease) in cash and cash
  equivalents                                          1,106,664    4,446,362    (5,142,080)

Cash and cash equivalents, beginning of year          10,267,719    5,821,357    10,963,437
                                                     -----------  -----------   -----------

Cash and cash equivalents, end of year               $11,374,383  $10,267,719   $ 5,821,357
                                                     ===========  ===========   ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                         $ 4,150,785  $ 3,542,595   $ 2,623,380
    Income taxes                                         274,867      434,294       549,286

Supplemental disclosure of noncash operating,
   investing  and  financing activities:
    Activities involving the acceptance of real
      estate in settlement of loans:
        Increase in real estate acquired in
          settlement of loan                         $   637,308  $   680,057   $   630,520
        Net decrease in loans and accrued
          interest                                      (637,308)    (630,317)     (630,520)
        Net increase in long-term debt                         -      (49,740)            -
    Transfer of other real estate owned to
      premises and equipment:
        Increase in premises and equipment                     -       10,430        49,223
        Decrease in real estate acquired in
          settlement of loans                                  -      (10,430)      (49,223)
    Other activities:
      Common stock distributed as a dividend:
        Common stock                                     133,494      125,945        99,933
        Additional paid-in capital                       390,695      339,212       254,228
                                                     -----------  -----------   -----------
        Fair value of stock dividend                 $   524,189  $   465,157   $   354,161
                                                     ===========  ===========   ===========
      Net unrealized gain (loss) on securities
        available for sale included in the
        following:
          Retained earnings                          $   (35,905) $   149,800   $  (141,900)
          Deferred income taxes                          (18,428)      77,100       (73,100)
                                                     -----------  -----------   -----------
                                                     $   (54,333) $   226,900   $  (215,000)
                                                     ===========  ===========   ===========








The accompanying notes are an integral part of these consolidated financial statements.

                          COMMONWEALTH BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.       Summary of significant accounting policies

                  The accounting and reporting policies of Commonwealth Bankshares, Inc. (the Parent) and its subsidiary, Bank of the Commonwealth (the Bank) and its subsidiary, BOC Title of Hampton Roads, Inc., are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of the principles used in preparing the financial statements are briefly described below.

                  Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Parent and the Bank and its subsidiary, collectively referred to as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

                  Nature of operations - The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation of the Bureau of Financial Institutions and the Federal Reserve System. The Bank serves Norfolk and Virginia Beach, Virginia through its six banking offices.

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

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


1.       Summary of significant accounting policies (Continued)

                  Investment securities -(Continued) Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.

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

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


1.       Summary of significant accounting policies (Continued)

                  Impaired loans - (Continued) A valuation allowance is required to the extent that the measure of the impaired loan is less than the recorded investment. Consistent with the Bank's method for nonaccrual loans, interest receipts for impaired loans are recognized on the cash basis. The Bank had no impaired loans as of December 31, 1996 or 1995.

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

                  Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation. Ordinary maintenance and repairs are expensed as they are incurred. Deprecation is computed generally by the straight-line method. It is the Company's policy to capitalize additions and improvements and amortize the cost thereof over the estimated useful lives as follows:

                  Buildings and improvements                  5 to 40 years
                  Furniture and equipment                     3 to 10 years

                  Income taxes - Deferred income taxes are provided for timing differences in the recognition of income and expenses for financial reporting purposes and for income tax purposes. Timing differences result principally from provisions for loan losses, depreciation and net loan fees.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


1.       Summary of significant accounting policies (Continued)

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

                  Long-lived assets - Effective January 1, 1996, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reduced in value whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The adoption of SFAS No. 121 had no impact on the consolidated financial statements.

                  Reclassifications - Certain prior year amounts have been reclassified to conform to the 1996 presentation.
         These reclassifications have no effect on previously reported net income.

2.       Cash and due from banks

                  The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank. Required reserves were approximately $195,000 at December 31, 1996 and 1995.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


3.       Investment securities

                  Securities with a carrying value of $1,864,750 on November 15, 1995, were transferred from held to maturity to available for sale. This transfer was in accordance with the FASB's special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

                  The  aggregate   carrying  and  market  values  of  investment
         securities at December 31, 1996 and 1995, were as follows:

                                         Carrying   Unrealized   Unrealized    Market
                                          Amount      Gains        Losses      Value
                                          ------      -----        ------      -----


         Securities available for sale
           at December 31, 1996:
             U.S. Government and
               agency securities        $5,648,280    $10,947     $29,222    $5,630,005
          Mortgage-backed
                  securities             2,964,257      3,356      21,937     2,945,676
          State and municipal
            securities                     868,492          -       5,577       862,915
             Other equities                151,678          -           -       151,678
                                        ----------    -------     -------    ----------

                                        $9,632,707    $14,303     $56,736    $9,590,274
                                        ==========    =======     =======    ==========


         Securities to be held to
           maturity at December 31,
           1996:
             U.S. Government and
                  agency securities    $ 7,914,795    $ 4,943    $212,161   $ 7,707,577
             Mortgage-backed
                  securities             4,992,553      4,766      50,825     4,946,494
             State and municipal
                  securities             1,164,869          -      21,984     1,142,885
                                       -----------    -------    --------   -----------

                                       $14,072,217    $ 9,709    $284,970   $13,796,956
                                       ===========    =======    ========   ===========


                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


3.       Investment securities (Continued)

                                         Carrying   Unrealized   Unrealized    Market
                                          Amount      Gains        Losses      Value
                                          ------      -----        ------      -----

         Securities available for sale
           at December 31, 1995:
             U.S. Government and
                  agency securities     3,476,806    $14,313     $2,702     $3,488,417
          Mortgage-backed
            securities                  1,466,977      2,962      6,508      1,463,431
          State and municipal
            securities                    868,592      3,835          -        872,427
             Federal Reserve
                  Bank stock              143,900          -          -        143,900
                                       ----------    -------     ------     ----------

                                       $5,956,275    $21,110     $9,210     $5,968,175
                                       ==========    =======     ======     ==========

      Securities to be held to
           maturity at December 31,
           1995:
             U.S. Government and
                  agency securities   $ 6,933,242    $25,266    $280,662   $ 6,677,846
             Mortgage-backed
               securities               3,191,199      6,164      45,999     3,151,364
             State and municipal
                  securities            1,165,699          -      13,507     1,152,192
                                      -----------    -------    --------   -----------

                                      $11,290,140    $31,430    $340,168   $10,981,402
                                      ===========    =======    ========   ===========

                  Securities with a book value of $7,102,557 and $5,810,802 and market value of $6,883,544 and $5,617,676 at December 31, 1996 and 1995, respectively, were pledged as collateral to secure public deposits and for other purposes.

                  Proceeds  from  the  sale  of  investment  securities,   gross
         realized gains, gross realized losses, and the related income taxes on net realized gains were as follows:

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


3.       Investment securities (Continued)

                                              Year ended December 31,
                                           1996        1995        1994
                                          -------------------------------

         Securities available for
           sale:
             Gross realized gains      $   15,721  $   31 359  $        -
             Gross realized losses          3,488           -       7,338
             Applicable income tax
               on net realized
               gains (losses)               3,235      10,662      (2,495)

         Securities to be held to
           maturity:
             Gross realized gains             884         447         107
             Gross realized losses          9,547       3,376       1,956
             Applicable income tax
               on net realized
                   gains (losses)          (2,945)       (996)       (629)

                  The amortized cost and fair values of investment securities available for sale and to be held to maturity at December 31, 1996, by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Securities Available       Securities to be
                                         for Sale               Held to Maturity
                                    --------------------       ----------------
                                    Carrying    Market        Carrying     Market
                                     Amount     Value          Amount      Value
                                     ------     -----          ------      -----
         Due in one year or less   $  701,948 $  702,844    $ 1,399,307 $ 1,396,488
         Due after one year
           through five years       1,197,218  1,193,222      3,709,721   3,645,176
         Due after five years
        through ten years           4,116,672  4,099,943      3,470,636   3,314,423
         Due after ten years          500,934    496,911        500,000     494,375
                                    6,516,772  6,492,920      9,079,664   8,850,462

         Mortgage-backed securities 2,964,257  2,945,676      4,992,553   4,946,494
         Equity securities            151,678    151,678              -           -
                                   ---------- ----------    ----------- -----------

                                   $9,632,707 $9,590,274    $14,072,217 $13,796,956
                                   ========== ==========    =========== ===========

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


4.       Loans

                  Nonaccrual loans were approximately $2,065,000 and $1,655,000 at December 31, 1996 and 1995, respectively. Interest which would have been recorded on these loans under the contractual terms is approximately $202,000 and $175,000 as of December 1996 and 1995, respectively. Interest income actually recorded on these loans was approximately $102,000 and $59,000 in 1996 and 1995, respectively.

5.       Allowance for loan losses

                  Changes in the allowance for loan losses were as follows:

                                       Year ended December 31,
                                    1996        1995        1994
                                   -------------------------------
         Balance, beginning of
           year                   $1,256,000  $1,208,000  $1,129,000
         Provision for loan
           losses                        529      52,932     101,787
         Loans charged off          (338,106)    (12,657)    (54,442)
         Recoveries of previous
           charge-offs                13,577       7,725      31,655
                                  ----------  ----------  ----------
         Net loans charged off      (324,529)     (4,932)    (22,787)
                                  ----------  ----------  ----------

         Balance, end of year     $  932,000  $1,256,000  $1,208,000
                                  ==========  ==========  ==========

6.       Premises and equipment and leases

           Premises and equipment:

                  Premises and equipment are summarized as follows:

                                                   December 31,
                                                 1996        1995
                                              ----------------------
           Land                               $  185,918  $  190,308
           Buildings and improvements          1,241,438   1,264,664
           Leasehold improvements                304,584     281,870
           Furniture and equipment             2,504,645   2,116,689
           Construction in progress              145,007     212,589
                                              ----------  ----------
                                               4,381,592   4,066,120
           Less accumulated depreciation       1,938,901   1,725,374

                                              $2,442,691  $2,340,746
                                              ==========  ==========

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


6.       Premises and equipment and leases (Continued)

           Leases:

                    The principal offices of the Parent and the Bank are leased from Boush Bank Building Associates, a related party, under terms of a net operating lease which expires on November 18, 2008. The Bank has the option of renewing the lease for up to five additional five-year periods at the same rental terms and conditions. The Bank also has the option of purchasing undivided interests in the building and related land at any time at the lessor's original cost. In connection with the acquisition of the leased property, the lessor obtained primary financing of $1,600,000 through the issuance of a revenue bond by the Norfolk Redevelopment and Housing Authority and secondary financing of approximately $240,000 by the Bank. Rent expense under the lease, which is based on interest expense incurred by the lessor, was $74,641 in 1996, $74,895 in 1995 and $60,151 in 1994.

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

                    The Bank also leases other buildings for four branch offices. Such leases contain renewal options and have remaining terms of 6 to 155 months as of December 31, 1996.

                    Rental expense and related sublease income are as
         follows:
                                          Year ended December 31,
                                         1996       1995       1994
                                       ----------------------------

           Gross rental expense        $134,072   $187,936   $181,049
           Sublease rental income        63,378     65,368     81,773
                                       --------   --------   --------

           Net rental expense          $ 70,694   $122,568   $ 99,276
                                       ========   ========   ========

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


6.       Premises and equipment and leases (Continued)

                    Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases consist of the following at December 31, 1996:

                                                          Sublease
                                            Rental         Rental
                                            Expense        Income
                                            -------        ------

                      1997                $  159,247      $ 57,566
                      1998                   151,109        47,087
                      1999                   145,370        35,640
                      2000                   130,631             -
                      2001                   129,547             -
                      Thereafter             555,005             -
                                          ----------      --------

                                          $1,270,909      $140,293
                                          ==========      ========

7.       Deposits

                  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was $5,295,686 and $4,405,574 at December 31, 1996 and 1995, respectively.

                  At December 31, 1996, the scheduled maturities of certificates of deposit, included in other time deposits, are as follows:

                           1997                $16,250,115
                           1998                  7,619,317
                           1999                 11,429,041
                           2000                  9,501,653
                           2001 and thereafter   7,776,236
                                               -----------
                                               $52,576,362
                                               ===========

8.       Stockholders' equity

                  The Company's Articles of Incorporation authorize the issuance of 300,000 shares of Serial Preferred Stock, par value $25 per share, none of which has been issued at December 31, 1996. The Board of Directors is authorized to issue this stock in one or more series, to establish the number of shares to be included in each such series, and to fix the designation, relative rights, preference and limitations of each such series.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


8.       Stockholders' equity (Continued)

                  During 1996, the Company declared a 6% stock dividend to stockholders of record on March 31, 1996. Cash of $2,437 was paid for fractional shares. During 1995, the Company declared a 6% stock dividend to stockholders of record on March 31, 1995. Cash of $2,267 was paid for fractional shares. During 1994, the Company declared a 5% stock dividend to stockholders of record on April 1, 1994. Cash of $1,901 was paid for fractional shares. The Company's earnings per share data have been restated for prior years to reflect the changes in shares outstanding.

9.       Stock option plans

                  During 1990, a stock option plan was adopted which granted options to certain employees to purchase shares of the Company's common stock at a price determined at the date the options were granted. Options to purchase 21,816 shares are outstanding as of December 31, 1996. The options expire February 20, 2000. No options have been exercised. Options to purchase shares were adjusted for the stock dividends declared in 1996, 1995 and 1994.

                  During 1995, a stock option plan was adopted which granted options to non-employee directors to purchase shares of the Company's common stock at a price determined at the date the options were granted. Options to purchase 38,213 shares are outstanding as of December 31, 1996. The options expire January 17, 2005. No options have been exercised. Options to purchase shares were adjusted for the stock dividend declared in 1996.

10.      Short-term borrowings

                  Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The maximum amount outstanding at the end of a month during 1996 was $5,224,056 and the average daily balance during 1996 was $3,504,033. The securities underlying these agreements were under the Bank's control.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


11.      Long-term debt

                  Long-term debt is summarized as follows:

                                                   December 31,
                                                 1996       1995

         Obligation under Norfolk
           Redevelopment and Housing
           Authority Revenue Bond              $609,280   $635,392

         Other                                        -     48,627
                                               --------   --------
                                               $609,280   $684,019
                                               ========   ========

                  The bond represents the unpaid balance of that portion of the primary financing of the Bank's principal offices related to the Bank's interest in the property. At December 31, 1996, premises with a carrying value of approximately $793,000 were pledged as collateral for the Bank's portion of the total unpaid obligation related to the bond. Principal payments of $26,112 are due each January 1 with a final payment of the remaining balance due January 1, 2010. Interest is payable monthly at 68.6% of the prime rate of a regional bank which totalled 5.66% at December 31, 1996.

                  Maturities of long-term debt by year and in the aggregate are summarized as follows:

                      1997           $ 26,112
                      1998             26,112
                      1999             26,112
                      2000             26,112
                      2001             26,112
                      Thereafter      478,720
                                      -------
                                     $609,280
                                     ========

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


12. Retirement plan and other supplemental compensation agreements

                  In 1993 the Bank  adopted a thrift  and  profit  sharing  plan
         (Plan) qualified under Section 401(k) of the Internal Revenue Code. Eligible employees, as defined by the Plan, can elect to defer up to 15% of compensation. The Bank may at its discretion make a matching contribution and the amount was $15,444, $10,722, and $8,160 for 1996, 1995, and 1994, respectively. In addition, a discretionary contribution of $4,556, $9,200, and $11,840, was made in 1996, 1995, and 1994, respectively, to the profit sharing section of the Plan.

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

13.      Income taxes

                  Net deferred tax asset, included in other assets, is $403,224 and $491,029 as of December 31, 1996 and 1995, respectively.

                  The net deferred tax asset includes the following components:

                                                      December 31,
                                                   1996         1995
                                                 ---------------------
                  Deferred tax liability:
                    Depreciation                 $(119,283)  $(111,595)
                    Net unrealized gain on
                      securities available
                      for sale                           -      (4,000)
                    Deferred gain on sale
                      of fixed assets              (20,756)          -
                                                 ---------   ---------
                Total deferred tax
                          liability               (140,039)   (115,595)

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


13.      Income taxes (Continued)

                                                      December 31,
                                                   1996         1995
                                                 ---------------------
                  Deferred tax asset:
                    Provision for loan losses      230,658     325,278
                    Deferred compensation          168,813     156,591
                    Accrued vacation                89,254      76,583
                    Deferred net loan fees          40,110      48,172
                    Net unrealized loss on
                      securities available
                      for sale                      14,428           -
                                                 ---------   ---------
                        Total deferred tax
                          asset                    543,263     606,624
                                                 ---------   ---------

                  Net deferred tax asset         $ 403,224   $ 491,029
                                                 =========   =========

                  The components of applicable income tax expense (benefit) are as follows:

                             Year ended December 31,
                                            1996       1995       1994
                                         -----------------------------

                  Current                $258,031    $382,500   $387,286
                  Deferred                106,233    (100,352)  (109,035)
                                         --------    --------   --------
                                         $364,264    $282,148   $278,251
                                         ========    ========   ========

                  Timing differences in the recognition of revenues and expenses for income tax and financial reporting purposes result in deferred income taxes as follows:

                                          Year ended December 31,
                                        1996       1995       1994
                                       ----------------------------

          Provision for loan
            losses                    $ 94,620   $ (63,312) $ (84,562)
          Depreciation                   7,688          79      6,389
              Deferred gain on sale
                    of fixed assets     20,756           -          -
          Deferred compensation        (12,222)    (16,361)   (18,953)
          Accrued vacation             (12,671)     (5,664)   (10,329)
          Deferred net loan fees         8,062     (15,094)    (1,580)
                                      --------   ---------  ---------

                                      $106,233   $(100,352) $(109,035)
                                      ========   =========  =========

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


13.      Income taxes (Continued)

                  The difference between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% are as follows:

                                     Year ended December 31,
                                    1996       1995       1994
                                  ----------------------------

          Income tax expense
            at statutory rates    $408,234   $380,006   $371,396
          Increase (decrease)
            due to:
              Tax exempt income    (53,221)   (50,583)   (43,528)
              Other                  9,251    (47,275)   (49,617)
                                  --------   --------   --------

          Applicable income tax
            expense               $364,264   $282,148   $278,251
                                  ========   ========   ========

14. Commitments, contingent liabilities and financial instruments

                  The Bank is a party to financial instruments with offbalance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk not recognized in the balance sheet.

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

                  Financial instruments whose contract amounts represent credit risk are as follows:

                                               December 31,
                                            1996         1995
                                         -----------------------
          Commitments to extend credit   $7,634,244   $6,471,703
          Standby letters of credit         626,400      592,133

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


14. Commitments, contingent liabilities and financial instruments (Continued)

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

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


14. Commitments, contingent liabilities and financial instruments (Continued)

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

                  The estimated fair values of the Bank's financial instruments as of December 31, 1996 and 1995, are as follows (in thousands):

                                             December 31,        December 31,
                                                 1996                1995
                                             ------------        ------------

                                            Carrying  Fair      Carrying  Fair
                                             Amount   Value      Amount   Value
                                             ------   -----      ------   -----
         Financial assets:
           Cash and short term investments  $11,281  $ 11,281   $10,266  $10,266
           Investment securities             23,663    23,389    17,258   16,949

           Loans                             65,506              61,066
             Allowance for loan loss           (932)             (1,256)
                                            -------             -------
           Net loans                         64,574    65,937    59,810   62,188
                                            -------  --------   -------  -------

         Total financial assets             $99,518  $100,607   $87,334  $89,403
                                            =======  ========   =======  =======

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


14. Commitments, contingent liabilities and financial instruments (Continued)

                                            December 31,         December 31,
                                                1996                 1995
                                            ------------         -------------

                                           Carrying  Fair       Carrying  Fair
                                            Amount   Value       Amount   Value
                                            ------   -----       ------   -----

         Financial liabilities:
           Deposits                        $90,507  $90,959     $82,566  $83,266
           Securities sold not owned         3,573    3,573       2,291    2,291
           Long-term debt                      609      575         684      703
                                           -------  -------     -------  -------

         Total financial liabilities       $94,689  $95,107     $85,541  $86,260
                                           =======  =======     =======  =======

                  SFAS No. 107 excludes certain financial instruments and all non financial instruments from its disclosure requirements. The disclosures also do not include certain intangible assets such as core deposit premiums, mortgageservicing rights and goodwill. Accordingly, the aggregate fair value amount presented should not be interpreted as representing the underlying value of the Bank.

15.      Concentrations of credit

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

                  At December 31, 1996, the Company's cash and due from banks included two commercial bank deposit accounts aggregating $129,575 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


16.      Related parties

                  The Bank has granted loans to directors and executive officers of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $2,601,252 and $2,447,136 at December 31, 1996 and 1995, respectively.
         During 1996, $768,406 of new loans were made, and repayments totaled $614,290.

                  The Bank has also sold participation in loans on a non-recourse basis to certain of the Company's directors. Such loans amounted to $764,832 and $386,745 as of December 31, 1996 and 1995, respectively.

17.      Regulatory matters

                  The Company and its subsidiary are affiliates within the meaning of Section 23A of the Federal Reserve Act. Accordingly, they are subject to the limitations specified in such section on the making of loans or extension of credit to, or purchase of securities under repurchase agreement from, each other. Therefore, substantially all of the net assets of the Bank are restricted from use by the Company in the form of loans or advances. Dividends, however, may be paid to the Company by the Bank under formulas established by the appropriate regulatory authorities. These formulas contemplate that the current earnings and earnings retained for the two preceding years may be paid to the Company without regulatory approval. In 1997, the Bank can initiate dividend payments without said regulatory approvals of approximately $1,680,000 plus an additional amount equal to the Bank's net earnings for 1997 up to the date of any such dividend declaration. Substantially all of the retained earnings of the Company are represented by undistributed earnings of the Bank.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


17.      Regulatory matters (Continued)

                  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain offbalance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to riskweighted assets (as defined) and of Tier I capital (as defined ) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

                  As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                            To Be Well
                                                       For Capital       Capitalized Under
                                      Actual        Adequacy Purposes    Action Provisions
                                 ---------------    -----------------    -----------------
                                 Amount    Ratio    Amount      Ratio    Amount      Ratio
                                 ------    -----    ------      -----    ------      -----

         As of December 31, 1996:
           Total capital (to risk
             weighted assets)    $10,247,000  14.4%  >$5,706,000  > 8.0%  >$7,133,000  >10.0%
                                                     -            -       -            -
           Tier I capital (to
             risk weighted assets) 9,355,000  13.1   > 2,853,000  > 4.0   > 4,280,000  > 6.0
                                                     -            -       -            -
           Tier I capital (to
             average assets)       9,355,000   8.9   > 4,220,000  > 4.0   > 5,275,000  > 5.0
                                                     -            -       -            -

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


17.      Regulatory matters (Continued)

                                                                            To Be Well
                                                       For Capital       Capitalized Under
                                      Actual        Adequacy Purposes    Action Provisions
                                 ---------------    -----------------    -----------------
                                 Amount    Ratio    Amount      Ratio    Amount      Ratio
                                 ------    -----    ------      -----    ------      -----

         As of December 31, 1995:
           Total capital (to risk
             weighted assets)      9,334,000  14.4   > 5,201,000  > 8.0   > 6,502,000  >10.0
                                                     -            -       -            -
           Tier I capital (to
             risk weighted assets) 8,516,000  13.1   > 2,601,000  > 4.0   > 3,901,000  > 6.0
                                                     -            -       -            -
           Tier I capital (to
             average assets)       8,516,000   9.2   > 3,719,000  > 4.0   > 4,648,000  > 5.0
                                                     -            -       -            -

18.      Parent company only financial information

                          COMMONWEALTH BANKSHARES, INC.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                                  ASSETS

                                              1996        1995

     Cash on deposit with subsidiary       $  243,470  $  251,111
     Investment in subsidiary               9,327,521   8,516,580
                                           ----------  ----------

                                           $9,570,991  $8,767,691


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

     Due to subsidiary                     $    2,521  $    5,204

     Total stockholders' equity             9,568,470   8,762,487
                                           ----------  ----------

                                           $9,570,991  $8,767,691

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


18.      Parent company only financial information

                          COMMONWEALTH BANKSHARES, INC.
                              (PARENT COMPANY ONLY)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                       1996        1995        1994
                                       ----        ----        ----

         Expenses:
       Legal expense                 $  2,719    $  6,560    $ 12,862
       Other                            1,100       1,325         950
                                     --------    --------    --------
         Total expenses                 3,819       7,885      13,812
                                     --------    --------    --------

     Loss before income taxes
       and equity in undistributed
       net income of subsidiary        (3,819)     (7,885)    (13,812)

     Income tax benefits                1,298       2,681       4,700
                                     --------    --------    --------

     Loss before equity in
       undistributed net income
       of subsidiary                   (2,521)     (5,204)     (9,112)

     Equity in undistributed net
       income of subsidiary           838,947     840,721     823,203
                                     --------    --------    --------

     Net income                      $836,426    $835,517    $814,091
                                     ========    ========    ========

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 1996


18.      Parent company only financial information (Continued)

                          COMMONWEALTH BANKSHARES, INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                               1996       1995      1994
                                               ----       ----      ----

         Operating activities:
           Net income                        $836,426   $835,517  $814,091
           Adjustments  to  reconcile  net
             income to net cash from
             (used in)operating activities:
               Equity in undistributed
                 net income of subsidiary    (838,946)  (840,721) (823,203)
               Decrease in amount due from
                     subsidiary                     -          -     2,187
           Increase (decrease) in amount
             due to subsidiary                 (2,684)    (3,908)    9,112
                                             --------   --------  --------
         Net cash from (used in) operating
       activities                              (5,204)    (9,112)    2,187

         Financing activity:
           Dividends paid                      (2,437)    (2,267)   (1,901)
                                             --------   --------  --------

         Net increase (decrease) in cash
       on deposit with subsidiary              (7,641)   (11,379)      286

         Cash on deposit with subsidiary,
           beginning of year                  251,111    262,490   262,204
                                             --------   --------  --------

         Cash on deposit with subsidiary,
           end of year                       $243,470   $251,111  $262,490
                                             ========   ========  ========