Form 10QSB
period 1997-03-31
COMMONWEALTH BANKSHARES INC
filed 1997-05-13
CIK 835012

FORM 10-QSB

             U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

Commission file number 01-17377

                    COMMONWEALTH BANKSHARES INC.

             (Exact name of small business issuer as
                   specified in its charter)

 VIRGINIA                        54-1460991
(State or other jurisdiction of  (I.R.S.Employer Identification
 incorporation or organization)   No.)


 403 Boush Street
 Norfolk, Virginia                               23510
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

Common Stock, $2.50 Par Value -- 947,501 shares as of March 31,
1997

                              INDEX



           COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY
                        NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets -- March 31, 1997 and December 31, 1996.

     Condensed consolidated statements of income --
     Three months ended March 31, 1997 and 1996.

     Condensed consolidated statements of cash flows --
     Three months ended March 31, 1997 and 1996.

     Notes to condensed consolidated financial statements --
     March 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES



PART I.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  March 31     December 31
                                      1997            1996

                                   (Dollars in Thousands)
ASSETS
Cash and due from banks             $ 4,877       $ 5,656
Federal funds sold                      709         5,718
Securities:
   Available for sale                11,318         9,590
   Held to maturity                  13,834        14,072
TOTAL SECURITIES                     25,152        23,662

Loans:
   Commercial                        43,882        41,744
   Residential Mortgage              18,047        17,206
   Installment loans to individuals   4,411         4,601
   Other                              2,419         2,449
GROSS LOANS                          68,759        66,000

   Unearned income                    (154)         (165)
   Allowance for loan losses          (943)         (932)
NET LOANS                            67,662        64,903

Premises and equipment                2,448         2,443
Real estate acquired in
settlement of loans                   1,632         1,720
Other assets                          1,637         2,068
                                   $104,117      $106,170
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing               11,390       $ 10,687
   Interest bearing                  78,289         79,576
TOTAL DEPOSITS                       89,679         90,263

Federal funds purchased and
securities sold under
agreement to repurchase               2,968          3,573
Long-term debt                          583            609
Other liabilities                     1,283          2,157
TOTAL LIABILITIES                    94,513         96,602

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
   Authorized--5,000,000 shares
   Issued and outstanding 947,501
   shares                             2,369          2,369
Additional paid-in capital            4,106          4,106
Retained earnings                     3,279          3,121
Net unrealized loss on
 securities available for sale        (150)           (28)
                                      9,604          9,568
                                   $104,117       $106,170

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                             Three months ended
                                      March 31        March 31
                                          1997            1996
                                         (Dollars in thousands)
Interest income:
   Loans, including fees              $ 1,551         $ 1,522
   Securities                             388             235
   Other                                   48              90
TOTAL INTEREST INCOME                   1,987           1,847

Interest expense:
   Deposits                             1,008             958
   Federal funds purchased                 25              24
   Other                                    8              10
TOTAL INTEREST EXPENSE                  1,041             992

NET INTEREST INCOME                       946             855

Provision for loan losses                  0               30

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                 946             825

Other income:
   Service charges on deposit accounts    111             121
   Other service charges and fees          22              13
   Loss on sale of securities
   available for sale                     (4)             (5)
   Gain (Loss) on  sale of
   real estate acquired
   in settlement of loans                (20)               6
   Other income                           30               67
                                         139              202

Other expenses:
   Salaries and employee benefits        435              367
   Net occupancy                          89               64
   Furniture and equipment expenses      100               94
   Other expenses                        238              192
                                         862              717

INCOME BEFORE INCOME TAXES               223              310

Applicable income taxes                   65               91

NET INCOME                              $158             $219

Net income per share     (1)            $0.17           $0.23

Dividends per share                         0               0
Average shares outstanding            947,501         947,501

(1) Restated to reflect 1996 stock dividend.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             Three months ended
                                     March 31       March 31
                                         1997           1996
                                        (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                             $ 158       $ 219
   Adjustments to reconcile net income to
     net cash provided (used)
     by operating activities:
     Provision for loan losses                0          30
     Depreciation and amortization           83          73
     Loss on sale of securities
     available for sale                       4           5
     Loss (Gain) on sale of real estate
     acquired in settlement of loans         20         (6)
     Increase in interest receivable      (148)        (22)
     Increase (decrease)in interest payable (4)          32
     Loss of disposal of fixed assets         1           0
     Other                                (227)         154
NET CASH PROVIDED BY OPERATING ACTIVITIES (113)         485

INVESTING ACTIVITIES
   Net (increase) decrease in
   short term investments                 5,009      (1,912)
   Purchase of securities
   held to maturity                      (1,145)     (1,213)
   Purchase of securities
   available for sale                    (2,633)         ---
   Maturity of securities
   available for sale                        700         519
   Maturity of securities
   held to maturity                          100         ---
   Sale of securities
   available for sale                      1,298         ---
   Proceeds from sale of real estate
   acquired in settlement of loans           100         123
   Purchase of assets relating to
   real estate acquired in
   settlement of loans                      (32)       (171)
   Decrease from net change in loans     (2,759)     (1,498)
   Purchases of premises and equipment      (89)        (49)
NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                      549     (4,201)

FINANCING ACTIVITIES
   Increase from net change in
   demand deposits and savings accounts      181       1,175
   Increase (decrease) from
   net change in certificate of deposit    (765)       4,230
   Principal payments on long-term debt     (26)        (75)
   Increase (decrease)from
   net change in short-term liabilities    (605)         289
NET CASH PROVIDED
(USED) BY FINANCING ACTIVITIES           (1,215)       5,619

    NET INCREASE (DECREASE) IN CASH
    AND DUE FROM BANKS                     (779)       1,903

Cash and due from banks at January 1       5,656       5,136

   CASH AND DUE FROM BANKS AT MARCH 31   $ 4,877     $ 7,039

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B -- EARNINGS PER SHARE

Earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the period. Average shares outstanding for 1996 and calculation of income per share is restated to reflect a 6% stock dividend paid on April 29, 1996.

PART I

ITEM 2.  Management's discussion and analysis of financial
             conditions and results of operations.

EARNINGS SUMMARY

Net income for the three months ended March 31, 1997 totalled $158,000, as compared with $219,000 for the first three months of 1996. On a per share basis, net income equalled .17 cents for 1997 compared to .23 cents for 1996. Total interest for the first three months of 1997 increased to $1,988,000, a $141,000 increase or 7.6% over the first three months of 1996. The items are discussed in more detail later in this report.

NET INTEREST INCOME

Net interest income was $946,000 for the quarter ended March 31, 1997, an increase of 10.6% over the comparable period in 1996.

Total interest income was $1,988,000 for the quarter ended March 31, 1997 representing a 7.6% increase from the comparable period in 1996. This increase is mainly attributable to a 9.0% increase in total loans when comparing March 31, 1997 to March 31, 1996.

Interest expense of $1,041,000 for the quarter ended March 31, 1997 represents a 4.9% increase from the comparable period in 1996. This increase is attributable to a 6.1% increase in interest bearing deposits when comparing March 31, 1997 to March 31, 1996.

PROVISION FOR LOAN LOSSES

No provision for loan losses was made for the first quarter of 1997; however, $10,000 was added to the provision through recoveries on loans previously charged off. At March 31, 1997, Bank of the Commonwealth had a total allowance for loan losses of $943,000 or 1.4% of total loans.

OTHER INCOME

Other income for the quarter ended March 31, 1997 was $139,000, a decrease of $63,000 from the $202,000 reported for the three months ended March 31, 1996.
$26,000 of this decrease is attributable to loss from the sale of real estate acquired in the settlement of loans of $20,000 in 1997, compared to a gain of $6,000 during the first quarter of 1996. An additional $36,000 of the decrease is attributable to a decrease in income for rent on real estate acquired in the settlement of loans. In November 1996 the Bank sold a parcel of property that was fully leased. This parcel of property generated $36,000 in rental income during the first quarter of 1996.




OTHER EXPENSES

Other expenses for the quarter ended March 31, 1997 was $862,000, an increase of $145,000, from the $717,000, for the quarter ended March 31, 1996. $70,000 of this increase is attributable to the operating expenses associated with our Kempsville Branch that opened in July of 1996. An additional $21,000 was attributable to the operation of our Trust Department that was established during the fourth quarter of 1996.


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

NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:
                              Mar 31, 1997        Dec 31,1996

   Loans past due 90 days or
   more and still accruing        $569,000          $180,000

   Nonaccrual loans              2,348,000         2,065,000

   Other real estate owned       1,632,000         1,720,000


   Total nonperforming          $4,549,000        $3,965,000

CAPITAL POSITION

Shareholders' Equity for the Corporation increased to $9,604,000 from $9,568,000 December 31, 1996 to March 31, 1997.
Shareholders' Equity for March 31, 1997 reflects a $150,000 net unrealized loss on securities available for sale in accordance with FASB115, as compared to a $28,000 net unrealized loss as of December 31, 1996.

Bank Holding Companies are required to meet a 7.25% risk-based capital standard. The Corporations's risk based capital was 13.2% as of March 31, 1997.


STOCK DIVIDEND

The Board of Directors, at their February 1997 meeting voted to declare a six percent stock dividend payable on the Company's common shares for stockholders of record as of March 31, 1997, on April 30, 1997. Fractional shares will be paid in cash, based on the book value of a whole share at December 31, 1996 of $10.10.


SUMMARY

As of March 31, 1997 63.8% of the Bank's loan portfolio consists of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 68.9% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 1997, 70.2% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Commonwealth Bankshares Inc,
                                        (Registrant)





Date:     May 13, 1997

                                   E. J. Woodard, Jr., Chairman
                                   of the Board, President & CEO





Date:     May 13, 1997

                                   John H. Gayle
                                   Executive Vice President and
                                   Cashier