Form 10QSB
period 1997-06-30
COMMONWEALTH BANKSHARES INC
filed 1997-08-08
CIK 835012

FORM 10-QSB

             U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

Commission file number 01-17377
                            COMMONWEALTH BANKSHARES INC.

             (Exact name of small business issuer as
                   specified in its charter)

        VIRGINIA                           54-1460991
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

        403 Boush Street
        Norfolk, Virginia                          23510
      (Address of principal executive offices)     (ZipCode)

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

Common Stock, $2.50 Par Value -- 1,004,094 shares as of June 30, 1997

                              INDEX



           COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY
                        NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets --
     June 30, 1997 and December 31, 1996.

     Condensed consolidated statements of
     income -- Three months ended June 30, 1997 and 1996; six months ended June 30, 1997 and 1996.

     Condensed consolidated statements of
     cash flows -- Six months ended June 30, 1997 and 1996.

     Notes to condensed consolidated
     financial statements --  June 30, 1997.

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES


PART I.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                        June 30         December 31
                                        1997            1996
                                       (Dollars in Thousands)
ASSETS
Cash and due from banks               $ 4,291             $ 5,656
Federal funds sold                      2,157               5,718
Securities:
   Available for sale                  11,695               9,590
   Held to maturity                    12,805              14,072
TOTAL SECURITIES                       24,500              23,662

Loans:
   Commercial                          46,115              41,744
   Residential Mortgage                18,120              17,206
   Installment loans to individuals     4,396               4,601
   Other                                2,673               2,449
GROSS LOANS                            71,304              66,000

   Unearned income                      (165)                (165)
   Allowance for loan losses            (964)                (932)
NET LOANS                              70,175              64,903

Premises and equipment                  2,406               2,443
Real estate acquired in
settlement of loans                     1,531               1,720
Other assets                            1,504               2,068
                                     $106,564            $106,170
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing               $ 12,049            $ 10,687
   Interest bearing                    78,329              79,576
TOTAL DEPOSITS                         90,378              90,263

Federal funds purchased and securities
   sold under agreement to repurchase   4,360               3,573
Long-term debt                            583                 609
Other liabilities                       1,302               2,157
TOTAL LIABILITIES                      96,623              96,602

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
   Authorized--5,000,000 shares
   Issued and outstanding 1,004,094 shares in 1997 and
   947,501 issued and outstanding in 1996.                                      2,510          2,369
Additional paid-in capital               4,536               4,106
Retained earnings                        2,908               3,121
Net unrealized loss on securities
available for sale                        (13)                (28)
                                         9,941               9,568
                                      $106,564            $106,170

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         Three months ended         Six months ended
                         June 30   June 30           June 30    June 30
                         1997      1996              1997       1996
                                    (Dollars in thousands)
Interest income:
   Loans, including fees $1,666    $1,500           $ 3,217    $ 3,022
   Securities               386       269               800        504
   Other                     52       131                75        221
TOTAL INTEREST INCOME     2,104     1,900             4,092      3,747

Interest expense:
   Deposits               1,008       995             2,016      1,953
   Federal funds purchased   31        40                57         64
   Other                      9         9                17         19
  TOTAL INTEREST EXPENSE  1,048     1,044             2,090      2,036

  NET INTEREST INCOME     1,056       856             2,002      1,711

  Provision for loan losses  30         5                30         35
  NET INTEREST
  INCOME AFTER
  PROVISION FOR
  LOAN LOSSES             1,026       851             1,972      1,676

  Other income:
     Service charges
     on deposit accounts    107       114               217        235
     Other service
     charges and fees        28        18                51         31
     Loss on sale of securities
     available for sale      (2)      (1)               (6)        (6)
     (Loss)gain on sale of
     real estate acquired
     in settlement of loans  (4)        1              (24)          7
     Other income             40       64                70        131
                             169      196               308        398
  Other expenses:
     Salaries and
     employee benefits       411      394               845        761
     Net occupancy           114       68               203        132
     Furniture and
     equipment expenses      121       99               222        193
     Other expenses          258      223               496        415
                             904      784             1,766      1,501
  INCOME BEFORE
  INCOME TAXES               291      263               514        573

  Applicable income taxes     88       74               153        165

  NET INCOME                $203     $189              $361       $408

  Net income per share (1) $0.20    $0.19             $0.36      $0.41

  Dividends per share          0        0                 0          0

  Average shares
  outstanding          1,004,094 1,004,094        1,004,094  1,004,094

  (1) June 30, 1996 restated to reflect 1997 stock dividend.

  See notes to condensed consolidated financial statements.

  COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           Six months ended
                                       June 30          June 30
                                       1997             1996
                                         (Dollars in thousands)
  OPERATING ACTIVITIES
     Net income                         $ 361          $ 408
     Adjustments to reconcile
     net income to net cash
     provided (used) by
     operating activities:
       Provision for loan losses           30             35
       Depreciation and amortization      167            144
       Loss on sale of securities
       available for sale                   6              6
       Loss(gain) on sale of real estate
       acquired in settlement of loans     24             (7)
       Increase in interest receivable    (83)          (100)
       Increase in interest payable         5             41
       Loss of disposal of fixed assets     2              0
       Other                             (220)           163
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    292            690

  INVESTING ACTIVITIES
     Net increase in
     short term investments             3,561             41
     Purchase of securities
     held to maturity                    (878)        (5,709)
     Purchase of securities
     available for sale                (3,305)             0
     Proceeds from:
       Maturity of securities
       available for sale               1,200          1,118
       Maturity of securities
       held to maturity                   863              0
       Sale of securities
       available for sale               1,298              0
       Sale of real estate acquired
       in settlement of loans             234            123
     Purchase of assets relating to
     real estate acquired in
     settlement of loans                  (69)          (343)
     Decrease from net change in loans (5,303)        (2,602)
     Purchases of premise and equipment  (131)          (106)
  NET CASH USED BY
  INVESTING ACTIVITIES                 (2,530)        (7,478)

  FINANCING ACTIVITIES
     Decrease from net change
     in demand deposits
     and savings accounts                (521)        (2,478)
     Increase from net change
     in certificate of deposit            636          6,693
     Principal payments on
     long-term debt                       (26)           (75)
     Increase from net change
     in short-term liabilities            787          2,700
     Cash paid for fractional shares                                                                   (3)            (3)
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES                    873          6,837

     NET INCREASE(DECREASE IN
     CASH AND DUE FROM BANKS)          (1,365)            49

  Cash and due from
  banks at January 1                    5,656          5,135

     CASH AND DUE FROM
     BANKS AT JUNE 30                 $ 4,291        $ 5,184

  See notes to condensed consolidated financial statements.

    COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  JUNE 30, 1997

  NOTE A -- BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
  December 31, 1996.


  NOTE B -- EARNINGS PER SHARE

  Earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the period. Average shares outstanding for 1996 and calculation of income per share is restated to reflect a 6% stock dividend paid on April
  30, 1997.

  PART I

  ITEM 2.  Management's discussion and analysis of
  financial
               conditions and results of operations.

  EARNINGS SUMMARY

  Net income for the quarter ended June 30, 1997 totalled
  $203,000, as compared with $189,000 in the second quarter of 1996. On a per share basis, second quarter
  1997 income was 20 cents compared with 19 cents for 1996.

  Net income for the six months ended June 30, 1997 totalled $361,000, as compared to $408,000 for the six months ended June 30, 1996. On a per share basis, net income equalled 36 cents for 1997 compared to 41 cents for 1996. Net income for the six months ended June 30, 1997 was impacted by a $265,000 increase in other expense, which is discussed in more detail below.

  NET INTEREST INCOME

  Net interest income was $1,056,000 for the quarter ended
  June 30, 1997, an increase of $200,000 or 23.4% over the comparable period in 1996. For the six months ended
  June 30, 1997, net interest income increased to $2,002,000, an increase of $291,000 over 1996.

  Total interest income was $2,104,000 for the quarter ended June 30, 1997, an increase of $204,000 over the same period of 1996. Interest income for the six months ended June 30, 1997 increased $345,000 over the same period of 1996. The total interest income was favorably impacted by an increase in investment security income of $117,000 for the three months ended June 30, 1997, when compared to the same period of 1996; and, an increase of $296,000 for the six months ended June 30, 1997, as compared to the same period of 1996. This increase is attributable mainly to an increase in the investment portfolio $6,893,000 when comparing the average investment portfolio for 1997 as compared to 1996. Loan income also increased for the three months and six months ended June 30, 1997, $166,000 and $195,000 respectively, as compared to the same period of 1996.
  This increase was the result of a 12% increase in loans outstanding when comparing June 30, 1997 to June 30,
  1996.

  Interest expense of $1,048,000 for the quarter ended
  June 30, 1997 represents a $4,000 increase from the comparable period in 1996. For the six months ended
  June 30, 1997, interest expense increased by $54,000 over the same period of 1996.

  The increase in interest expense was impacted by an increase of $2,426,339 in interest deposits for the period June 30, 1997 compared to June 30, 1996.

  PROVISION FOR LOAN LOSSES

  The provision for loan losses was $30,000 for the first six months of 1997 compared to $35,000 for the same period of 1996. Loan charge offs for the six months ended June 30, 1997 totalled $12,000 and recoveries for the same period totaled $14,000.

  OTHER INCOME

  Other income for the quarter ended June 30, 1997 was $169,000, an decrease of $27,000 from the $196,000 reported for the three months ended June 30, 1996. For the six months ended June 30, 1997, other income was $308,000 as compared to $398,000 for the six months ended June 30, 1996. $31,000 of 1997 year to date decrease is attributable to loss from the sale of real estate acquired in the settlement of loans in 1997, compared to a gain of $7,000 during the first six months of 1996. An additional $81,000 of the decrease is attributable to a decrease in income for rent on real estate acquired in the settlement of loans. In November
  1996, the Bank sold a parcel of property that was fully leased.

  OTHER EXPENSES

  Other expenses for the quarter ended June 30, 1997 totalled $904,000 an increase of $120,000 or 15.3% over the $784,000 recorded during the quarter ended June 30, 1996. For the six months ended June 30, 1997 other expenses increased to $1,766,000 from the $1,501,000 recorded for the same period of 1996. Other expense was impacted by $112,000 in expenses associated with our Kempsville Branch that opened in July 1996. An additional $53,000 increase was attributable to the operation of the Bank's Trust Department that was established during the fourth quarter on 1996.

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

    NONPERFORMING ASSETS

  The Bank's nonperforming assets consisted of the
  following:
                                   June 30, 1997   December 31, 1996

     Loans past due 90 days or
     more and still accruing        $ 103,000      $  180,000

     Nonaccrual loans               1,967,000       2,065,000

     Other real estate owned        1,531,000       1,720,000


     Total nonperforming           $3,601,000       3,965,000

  CAPITAL POSITION

  Shareholders' Equity for the Corporation increased to $9,941,000 from $9,568,000 or 3.90% from December 31,
  1996 to June 30, 1997.  Shareholders' Equity for June
  30, 1997 reflects a $13,000 unrealized loss on securities available for sale in accordance with FASB115, as compared to a $28,000 loss as of December
  31, 1996. Bank Holding Companies are required to meet a 7.25% risk-based capital standard. The Corporations's risk based capital was 13.2% as of June 30, 1997.

  STOCK DIVIDEND

  The Board of Directors, at their February 1997 meeting voted to declare a six percent stock dividend payable on the Company's common shares for stockholders of record as of March 31, 1997, on April 30, 1997. Fractional shares were paid in cash, based on the book value of a whole share at December 31, 1996 of $10.10.

  SUMMARY

  As of June 30, 1997 64.8% of the Bank's loan portfolio consists of commercial loans which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 69.2% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk.
  At June 30, 1997, 70.4% of the Bank's total loan portfolio consists of loans collateralized with real estate.

  The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

  PART II.     OTHER INFORMATION



  Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form
  8-K during the three months ended June 30, 1997.

                       SIGNATURES



  Pursuant to the requirements of the Securities Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Commonwealth Bankshares Inc,
                                           (Registrant)





  Date:
                         E. J. Woodard, Jr., CLBB, Chairman
                         of the Board, President & CEO





  Date:
                              John H. Gayle
                              Executive Vice President and Cashier