Form 10QSB
period 1997-09-30
COMMONWEALTH BANKSHARES INC
filed 1997-11-13
CIK 835012

FORM 10-QSB

             U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

Commission file number 01-17377

                            COMMONWEALTH BANKSHARES INC.


             (Exact name of small business issuer as
                   specified in its charter)

   VIRGINIA                              54-1460991
(State or other
jurisdiction of  I.R.S.            (Employer Identification No.)
incorporation or organization)

 403 Boush Street
 Norfolk, Virginia                               23510
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

Common Stock, $2.50 Par Value -- 1,004,094 shares as of September
30, 1997

                              INDEX





          COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY
                        NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets -- September 30, 1997 and December 31, 1996.

     Condensed consolidated statements of income -- Three months ended September 30, 1997 and 1996; nine months ended September
30, 1997 and 1996.

     Condensed consolidated statements of cash flows -- Nine months ended September 30, 1997 and 1996.

     Notes to condensed consolidated financial statements --
September 30, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES


PART I.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               September 30         December 31
                                       1997                1996
ASSETS
Cash and due from banks             $ 5,607             $ 5,656
Federal funds sold                    2,373               5,718
Securities:
   Available for sale                12,022               9,590
   Held to maturity                  12,532              14,072
TOTAL SECURITIES                     24,554              23,662

Loans:
   Commercial                        48,883              41,744
   Residential Mortgage              18,889              17,206
   Installment loans to individuals   4,539               4,601
   Other                              2,999               2,449
GROSS LOANS                          75,310              66,000

   Unearned income                     (187)               (165)
   Allowance for loan losses           (970)               (932)
NET LOANS                            74,153              64,903

Premises and equipment                2,357               2,443
Real estate acquired in
settlement of loans                   1,506               1,720
Other assets                          1,597               2,068
                                   $112,147            $106,170
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing             $ 11,798            $ 10,687
   Interest bearing                  83,865              79,576
TOTAL DEPOSITS                       95,663              90,263
Federal funds purchased and
securities sold under agreement
to repurchase                         4,217               3,573
Long-term debt                          583                 609
Other liabilities                     1,454               2,157
TOTAL LIABILITIES                   101,917              96,602

SHAREHOLDERS' EQUITY
Common stock, par value
$2.50 a share Authorized--
5,000,000 shares Issued and
outstanding 1,004,094
shares in 1997 and 947,501 issued
and outstanding in 1996.              2,510               2,369
Additional paid-in capital            4,536               4,106
Retained earnings                     3,169               3,121
Net unrealized gain(loss) on
securities available for sale            15                (28)
                                     10,230               9,568
                                   $112,147            $106,170

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  Three months ended          Nine months ended
                  Sept 30   Sept 30           Sept 30     Sept 30
                     1997      1996              1997        1996
                (Dollars in thousands)     (Dollars in thousands)
Interest income:
   Loans, including
      fees         $1,730    $1,529           $ 4,947     $ 4,551
   Securities         388       324             1,188         828
   Other               69       112               144         334
TOTAL INTEREST
   INCOME           2,187     1,965             6,279       5,713

Interest expense:
   Deposits         1,081     1,025             3,097       2,977
   Federal funds
      purchased        41        52                98         117
   Other                9         9                26          28
TOTAL INTEREST
   EXPENSE          1,131     1,086             3,221       3,122

NET INTEREST
   INCOME           1,056       879             3,058       2,591

Provision for
   loan losses         20         0                50          35
NET INTEREST
   INCOME AFTER
   PROVISION FOR
   LOAN LOSSES      1,036       879             3,008       2,556

Other income:
   Service charges
     on deposit
     accounts         141       105               358         340
   Other service
     charges and fees  47        14                98          45
   Loss on sale of
     securities
     available for
     sale              (2)       (2)               (8)        (9)
   (Loss)gain on
     sale of real
     estate acquired
     in settlement
     of loans           1       (10)              (23)        (3)
   Other income        49        77               119         208
                      236       184               544         581
Other expenses:
   Salaries and
   employee benefits  431       382             1,276       1,143
   Net occupancy      113        82               316         214
   Furniture and
     equipment
     expenses         110        98               332         291
   Other expenses     238       272               734         687
                      892       834             2,658       2,335
INCOME BEFORE
   INCOME TAXES       380       229               894         802

Applicable income
   taxes              120        67               273         232

NET INCOME           $260      $162              $621        $570

Net income per
    share (1)       $0.26     $0.16             $0.62       $0.57

Dividends per share     0         0                 0           0

Average shares
outstanding     1,004,094 1,004,094         1,004,094   1,004,094

(1) September 30, 1996 restated to reflect 1997 stock dividend.

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               Nine months ended
                               September 30        September 30
                                       1997                1996
                                    (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                       $ 621               $ 570
   Adjustments to reconcile
      net income to net cash
      provided (used) by
      operating activities:
   Provision for loan losses           50                  35
     Depreciation and amortization    250                 225
     Loss on sale of securities
        available for sale              8                   9
     Loss on sale of real
        estate acquired in
        settlement of loans            23                   3
     Increase in interest
        receivable                   (138)               (153)
     Increase in interest payable      54                  54
     Loss of disposal of
        fixed assets                    2                   0
     Other                           (169)                100
NET CASH PROVIDED BY
    OPERATING ACTIVITIES              701                 843

INVESTING ACTIVITIES
   Net decrease (increase) in
   short term investments           3,346                (829)
   Purchase of securities
      held to maturity             (1,401)             (8,577)
   Purchase of securities
      available for sale           (4,327)                  0
   Proceeds from:
     Maturity of securities
        available for sale          1,958               1,300
     Maturity of securities
        held to maturity            1,636               1,018
     Sale of securities
        available for sale          1,298                 498
     Sale of real estate
        acquired in settlement
        of loans                      308                 195
   Purchase of assets relating
       to real estate acquired
       in settlement of loans        (117)               (681)
   Decrease from net change
       in loans                    (9,300)             (2,627)
   Purchases of premise
       and equipment                 (166)               (355)
NET CASH USED BY
    INVESTING ACTIVITIES           (6,765)            (10,058)

FINANCING ACTIVITIES
   Increase (Decrease) from
     net change in demand
     deposits and savings accounts    696              (2,435)
   Increase from net change in
      certificate of deposit        4,704               8,160
   Principal payments on
      long-term debt                  (26)                (75)
   Increase from net change in
   short-term liabilities             644               1,034
   Cash paid for fractional shares     (3)                 (3)
NET CASH PROVIDED BY
   FINANCING ACTIVITIES             6,015               6,681

   NET DECREASE IN CASH
     AND DUE FROM BANKS               (49)             (2,534)

Cash and due from banks
    at January 1                    5,656               5,135

   CASH AND DUE FROM
     BANKS AT SEPTEMBER 30        $ 5,607             $ 2,601

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


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

EARNINGS SUMMARY

Net income for the quarter ended September 30, 1997 totalled
$260,000, as compared with $162,000 in the third quarter of 1996.
On a per share basis, third quarter 1997 income was 26 cents compared with 16 cents for 1996.

Net income for the nine months ended September 30, 1997 totalled $621,000, as compared to $570,000 for the nine months ended September 30, 1996. On a per share basis, net income equalled 62 cents for the first nine months 1997 compared to 57 cents for the same period in 1996. Net income for the nine months ended September 30, 1997 was impacted by a $323,000 increase in other expense, which is discussed in more detail below.

NET INTEREST INCOME

Net interest income was $1,056,000 for the quarter ended
September 30, 1997, an increase of $177,000 or 20.1% over the comparable period in 1996. For the nine months ended September
30, 1997, net interest income increased to $3,058,000, an increase of $467,000 over the same period in 1996.

Total interest income was $2,187,000 for the quarter ended September 30, 1997,an increase of $222,000 over the same period of 1996. Interest income for the nine months ended September 30, 1997 increased $566,000 over the same period of 1996. The total interest income was favorably impacted by an increase in investment security income of $64,000 for the three months ended September 30, 1997, when compared to the same period of 1996; and, an increase of $360,000 for the nine months ended September 30, 1997, as compared to the same period of 1996. This increase is attributable mainly to an increase of $5,390,000 in the investment portfolio, when comparing the average investment portfolio for year to date September 30, 1997 to the same period of 1996. Loan income also increased for the three months and nine months ended September 30, 1997, $201,000 and $396,000 respectively, as compared to the same period of 1996.
This increase was the result of a 11% increase in average loans outstanding when comparing September 30, 1997 to September 30, 1996.

Interest expense of $1,131,000 for the quarter ended Sept 30, 1997 represents a $45,000 increase from the comparable period in 1996. For the nine months ended September 30, 1997, interest expense increased by $99,000 over the same period of 1996.

The increase in interest expense was impacted by an increase of $4,116,000 in average interest deposits for the period September
30, 1997 compared to September 30, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $50,000 for the first nine months of 1997 compared to $35,000 for the same period of 1996. Loan charge offs for the nine months ended September 30, 1997 totalled $28,000 and recoveries for the same period totaled $16,000.

OTHER INCOME

Other income for the quarter ended September 30, 1997 was $236,000, an increase of $52,000 from the $184,000 reported for the three months ended September 30, 1996. For the nine months ended September 30, 1997, other income was $544,000 as compared to $581,000 for the nine months ended September 30, 1996. The Bank experienced a $71,000 increase in service charge income when comparing September 30, 1997 to September 30, 1996. The majority of this increase is attributed to a $2,353,000 or 8.9% increase in Demand Deposit Accounts. This increase in service charge income was partially offset by a $20,000 additional loss on Other Real Estate Owned during the first nine months of 1997 when compared to the like period of 1996. An additional $107,000 of the decrease is attributable to a decrease in income for rent on real estate acquired in the settlement of loans. In November 1996, the Bank sold a parcel of property that was fully leased.

OTHER EXPENSES

Other expenses for the quarter ended September 30, 1997 totalled $892,000 an increase of $58,000 or 7.0% over the $834,000 recorded during the quarter ended September 30, 1996. For the nine months ended September 30, 1997 other expenses increased to $2,658,000 from the $2,335,000 recorded for the same period of 1996. Other expense was impacted by $89,000 in expenses associated with our Kempsville Branch that opened in July 1996. An additional $78,000 increase was attributable to the operation of the Bank's Trust Department that was established during the fourth quarter on 1996.

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

NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:
                        September 30, 1997    December 31, 1996
  Loans past due 90 days or
  more and still accruing    $  103,000             $  180,000

     Nonaccrual loans         1,468,000              2,065,000

     Other real estate owned  1,506,000              1,720,000


    Total nonperforming     $3,077,000             $3,965,000

CAPITAL POSITION

Shareholders' Equity for the Corporation increased to $10,230,000 from $9,568,000 or 6.92% from December 31, 1996 to September 30, 1997. Shareholders' Equity for September 30, 1997 reflects a $15,000 unrealized gain on securities available for sale in accordance with FASB115, as compared to a $28,000 loss as of December 31, 1996. Bank Holding Companies are required to meet a 7.25% risk-based capital standard. The Corporations's risk based capital was 13.7% as of September 30, 1997.

STOCK DIVIDEND

The Board of Directors, at their February 1997 meeting voted to declare a six percent stock dividend payable on the Company's common shares for stockholders of record as of March 31, 1997, on April 30, 1997. Fractional shares were paid in cash, based on the book value of a whole share at December 31, 1996 of $10.10.

SUMMARY

As of September 30, 1997 65.1% of the Bank's loan portfolio consists of commercial loans which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 73.3% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 1997, 72.9% of the Bank's total loan portfolio consists of loans collateralized with real estate. The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Commonwealth Bankshares Inc,

                                    (Registrant)





Date:   November 13, 1997

                                     E. J. Woodard, Jr.,CLBB
                                     Chairman of the Board,
                                     President & CEO





Date:   November 13, 1997

                                     John H. Gayle
                                     Executive Vice President and
                                     Cashier