Form 10-K405
period 1997-12-31
COMMONWEALTH BANKSHARES INC
filed 1998-03-30
CIK 835012

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             Form 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

Commission file number 01-17377

                    CommonwealthBankshares, Inc.
     (Exact name of registrant as specified in its charter)

          Virginia                                  54-1460991
   (State or other jurisdiction                   (I.R.S.Employer
 of incorporation or organization)                 Identification No.)

        403 Boush Street
        Norfolk, Virginia                                    23510
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:    (757)446-6900

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
     Title of each class                             on which registered

          None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock,$2.50 Par Value
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1998.

     State issuer's revenues for its most recent fiscal year

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Common Stock, $2.50 Par Value - 1,004,094 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 28, 1998 are incorporated by reference into Part III.


1997 10-K
                                Part I
Item 1. Descrpition of Business

     The Company and the Bank. The sole business of Commonwealth Bankshares, Inc. (the "Corporation") is to serve as a holding company for Bank of the Commonwealth (the "Bank"). The Corporation was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 it acquired the Bank.

     Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk. The Bank opened two branches in Norfolk in 1979 and four branches in Virginia Beach in 1975, 1982, 1983 and 1996.

     Principal Market Area. The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Corporation's present intention is to continue concentrating its banking activities in its current market, which the Corporation believes is an attractive area in which to operate.

     Banking Service. Through its network of banking facilities, the Bank provides a wide range of commercial banking services to individuals and small and medium-sized businesses. The Bank conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the initiating of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers other related services, such as home banking, trust, travelers' checks, safe deposit, lock box, depositor transfer, customer note payment, collections, notary public, escrow, drive-in facility and other customary banking services.

Competition

     The Bank encounters strong competition for its banking services within its primary market area. There are twelve commercial banks actively engaged in business in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia, including six major state-wide banking organizations. The Bank is the oldest independent bank in its market area. Finance companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. In addition, in some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally. Most of the Bank's competitors have substantially greater resources than the Bank.

Employees

     As of December 31, 1997, the Bank had 67 full-time equivalent employees. Management of the Corporation and the Bank considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Bank has never experienced any strike or labor dispute.

Regulation and Supervision
Commonwealth Bankshares, Inc.

     In order to acquire the shares of the Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, the Corporation was required to obtain approval from, and register as a bank holding company with the Federal Reserve Board (the "Board"), and it is subject to ongoing regulation, supervision and examination by the Board.
As a condition to its approval, the Board required the Corporation to agree that it would obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness. The Corporation is required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Board approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless such acquisition is specifically authorized by the laws of that second state.

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

     A bank holding company may not, without providing prior notice to the Board, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Corporation for all purchases or redemptions by the Corporation of its equity securities within the preceding 12 months, will equal 10% or more of the Corporation's consolidated net worth.

     The ability of the Corporation to pay dividends depends upon the amount of dividends declared by the Bank.
Regulatory restrictions exist with respect to the Bank's ability to pay dividends. See Note 17 to Consolidated Financial Statements.

The Bank

     The Bank, as a member bank of the Federal Reserve System, is subject to regulation and examination by the Virginia State Corporation Commission and the Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor.

     The commercial banking business is affected by the monetary policies adopted by the Board. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of any changes in reserve requirements against member banks' deposits and certain borrowing by banks and their affiliates, and the limitation of interest rates which member banks may pay on deposits are some of the instruments of monetary policy available to the Board. Taken together, these controls give the Board a significant influence over the growth and profitability of all banks. Management of the Bank is unable to predict how the Board's monetary policies (or the fiscal policies or economic controls imposed by Federal or state governments) will affect the business and earnings of the Bank or the Corporation, or what those policies or controls will be.

     The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

                                         Year Ended December 31,

                                         1997                          1996                       1995
                             Average                        Average                        Average
                             Balance  Interest  Yield/Rate  Balance  Interest  Yield/Rate  Balance   Interest  Yield/Rate
                                                             (Dollars in Thousands)

ASSETS
  Interest earning assets
  (taxable-equivalent
   basis (1) :
  Loans (net of unearned
  discount (2)                $ 71,481   $ 6,776     9.48%  $ 65,710   $ 6,126     9.32%      $ 59,459   $ 5,705    9.66%
  Securities                    24,414     1,560     6.39     23,933     1,197     5.20         16,368       912    5.78
  Federal funds sold             4,006       219     5.47      6,614       423     6.40          4,173       246    5.89
   Total interest
      earning assets            99,901     8,555     8.56     96,257     7,746     8.13         80,000     6,863    8.68
Non-interest earning
 assets:
  Cash and due from
    banks                        4,408                         4,408                             3,785
  Premises and equipment         2,415                         2,467                             2,046
  Other assets                   2,166                         3,002                             3,428

  TOTAL                       $108,890                      $106,134                           $89,259

(1) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
(2) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential continued. . .

                                                     Year Ended December 31,

                                  1997                             1996                            1995
                                  Average                          Average                         Average
                                  Balance   Interest   Yield/Rate  Balance  Interest Yield/Rate    Balance   Interest   Yield/Rate
                                                    (Dollars in Thousands)
LIABILITIES &
SHAREHOLDERS'
EQUITY
Interest bearing liabilities:
  Savings and time deposits     $ 81,580   $  4,236     5.19%      $ 80,037  $ 4,009   5.01%       $ 67,419  $ 3,475     5.15%
Federal funds purchased &
    securities sold under
    agreements to repurchase       3,165        140     4.42          3,142      156   4.96           2,368      117     4.94
 Long term debt                      583         34     5.83            609       36   5.91             644       40     6.21
 Short term debt                       0          0     0.00              0        0   0.00               0        0     0.00
    Total interest bearing
      liabilities                 85,328      4,410     5.17         83,788    4,201   5.01          70,431    3,632     5.16

 Non-interest bearing
     liabilities
     Demand deposits              12,204                             11,600                           9,516
     Other                         1,399                              1,291                           1,096
     Total liabilities            98,931                             96,679                          81,043
     Common shareholders'
        equity                     9,959                              9,455                           8,216

   TOTAL                        $108,890                           $106,134                        $ 89,259

Net interest earnings                      $  4,145                          $ 3,545                         $ 3,231
Net margin on interest
    earning assets on a taxable
    equivalent basis                                    4.21                           3.77                              4.14
Average interest spread
   (taxable equivalent basis)                           3.39                           3.12                              3.52


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

                                  1997 Compared to 1996                1996 Compared to 1995
Increase (Decrease) in:          Increase                              Increase
                                (decrease)    due       Net            (decrease)   due       Net
                                to change     in:     Increase         to change    in:     Increase
                                 Volume       Rate    (decrease)        Volume      Rate    (decrease)


INTEREST INCOME
Securities                      $  25        $ 338     $ 363            $ 366      $ (81)   $ 285
Federal funds sold               (149)         (55)     (204)             155         22      177
Loans                             546          104       650              576       (155)     421
                                  422          387       809            1,097       (214)     883
INTEREST EXPENSE
Savings and time
    deposits                       78          149       227              629        (95)     534
Federal funds purchased &
    securities sold under
    agreement to repurchase         1          (17)      (16)              38          1       39
Long term debt                     (2)           0        (2)              (2)        (2)      (4)
Short term debt                     0            0         0                0          0        0
                                   77          132       209              665        (96)     569
Increase (Decrease) in
Net Interest Income            $  345       $  255     $ 600            $ 432     $ (118)   $ 314


Investment Portfolio

     The following table shows the book value (carrying value) of the Corporation's investment securities at December 31 of the years indicated below.

                                                            December 31,
                                           1997           1996            1995
                                                             (In thousands)

U. S. Government and its Agencies        $20,048        $21,483         $15,076

State and Municipals                       2,465          2,028           2,038
Other Securities                               7              7               0
Federal Reserve Stock                        144            144             144

                                         $22,664        $23,662         $17,258




     The maturity distribution, par value, market value, and yield of the investment portfolio at December 31, 1997, is presented in the following table.

                                      December 31, 1997

                              Par Value    Market Value  Yield
                                         (In thousands)

Within 3 months              $   300        $   298       7.86%
After 3 but within 6 months      979            961       5.88
After 6 but within 12 months     755            749       5.32
After 1 but within 5 years     3,147          3,150       5.48
After 5 but within 10 years    8,898          8,824       6.86
After 10 years                 8,428          8,419       6.64
Other Securities                   7              7       0.00
Federal Reserve Bank Stock       144            144       6.00
                             $22,658        $22,552       6.49

Loan Portfolio:

     The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31 for each of the past three years:

                                                      December 31

                                   1997                  1996                  1995
                                                   (In thousands)
                            Amount         %        Amount         %        Amount         %

Commercial                $13,861        17.67%    $11,080      16.83%    $ 8,890        14.48%
Commercial mortgage        36,691        46.77      30,664      46.58      27,266        44.43
Residential mortgage       19,836        25.29      17,206      26.13      18,668        30.42
Installment loans to
  individuals               4,875         6.21       4,436       6.74       3,739         6.09
Other                       3,182         4.06       2,448       3.72       2,810         4.58
     TOTAL                $78,445       100.00%    $65,834     100.00%    $61,373       100.00%


The following table shows the maturity of loans outstanding as of December 31, 1997. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. Loans are classified based upon the period in which the final payment is due.


                                            December 31, 1997
                                                 Maturing

                                              After One
                              Within          But Within      After
                              One Year        Five Years      Five Years     Total
                                                   (In thousands)
Commercial                    $4,243            $6,251         $3,367        $13,861
Commercial mortgage            9,055            20,658          6,978         36,691
Residential Mortgage           4,623             9,386          5,827         19,836
Installment loans to
    individuals                  728             2,885          1,262          4,875
Other                          2,775                83            324          3,182
TOTAL                        $21,424           $39,263        $17,758        $78,445


Loans maturing after one
    year with:
    Fixed interest rates                       $11,894        $15,741
    Variable interest rates                     27,369          2,017
     TOTAL                                     $39,263        $17,758

Non-performing Loans:

     Non-performing loans consist of loans accounted for on a non-accrual basis (as judgementally determined by management based upon anticipated realization of interest income) and loans which are contractually past due 90 days or more as interest and/or principal payments. The following table presents information concerning non-performing loans for the periods indicated:

                                              December 31,
                                    1997          1996           1995
                                            (In thousands)

Non-accrual:
  Real estate Loans               $1,343         $1,869         $1,445
  Installment Loans                   28             16             62
  Credit cards and related plans       0              0              0
  Commercial (time and demand) and
    all other loans                   79            180            148
  Lease financing receivables          0              0              0
                                  $1,450         $2,065         $1,655


Contractually past - due
  90 days or more:
    Real estate Loans            $     0         $  102         $   38
    Installment Loans                  7              9             21
    Credit cards and related plans    41             20             37
    Commercial (time and demand)
      and all other loans             76             49            102
    Lease financing receivables        0              0              0

Total Non-performing              $1,574         $2,245         $1,853


     It is management's practice to cease accruing interest on loans when payments are 120 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

     If nonaccruing loans had been performing fully, these loans would have contributed an additional $123.9 thousand to interest income in 1997, $100.5 thousand in 1996, and $115.9 thousand in 1995.


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

     The following table presents the Corporation's loan loss experience for the past five years:


                                                        Year ended December 31,
                                        1997        1996         1995         1994         1993
                                                            (In Thousands)

Amount of loans outstanding at end
  of year (net of unearned income)    $78,251     $65,835       $61,373      $55,463      $49,084

Average amount of loans outstanding
  (net of unearned income)            $71,481     $65,710       $59,459      $52,592      $47,239

Balance of allowance for loan losses
  at beginning of year                   $932      $1,256        $1,208       $1,129       $1,035

Loans charged off:
  Commercial                                0          59             0           18            1
  Real Estate                               0         174             0            0           89
  Installment                              27          62             7           15           15
  Credit Cards and Other Consumer           4          43             6           22           14
Total loans charged off                    31         338            13           55          119
Recoveries of loans previously
charged off:
  Commercial                                1           3             0            9           22
  Real Estate                              11           1             0            3            1
  Installment                               3           6             6           12           16
  Credit Cards and Other Consumer           3           4             2            8            7
Total recoveries                           18          14             8           32           46
Net loans charged off                      13         324             5           23           73
Additions to allowance charged
  to expense                               50           0            53          102          167
Balance at end of year                  $ 969       $ 932        $1,256       $1,208       $1,129

Ratio of net charge-offs to average
  loans outstanding                       0.0%        0.5%          0.1%        0.4%          0.2%


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES:


The following table provides an allocation of the allowance for loan losses as of December 31, 1997:

                                        December 31, 1997
                                                     Percent of Loans
                                                     on each category
                                    Amount           to total loans
                                         (Dollars in Thousands)

Commercial                          $  34                 6.25%
Commercial Mortgage                   222                40.81
Residential Mortgage                  211                38.78
Installment Loans to Individuals       36                 6.62
Other                                  41                 7.54
Unallocated                           425                  N/A

       Total                         $969               100.00%


Deposits:


       The breakdown of deposits at December 31 for the years indicated is as follows:


                                                  December 31,
                                        1997         1996        1995
                                               (In Thousands)
Non-interest bearing demand deposits  $12,083       $10,687     $13,147
Interest-bearing demand deposits       18,011        17,807      15,483
Savings deposits                        4,874         4,238       4,196
Certificates of deposit:
   Less than $100,000                  57,066        52,234      45,024
   $100,000 or more                     8,726         5,296       4,406

                                     $100,760       $90,262     $82,256



       The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:


                                           December 31,
                                  1997            1996             1995

                             Amount   Rate    Amount   Rate    Amount   Rate
                                         (Dollars in Thousands)
Non-interest bearing demand
  deposits                  $12,204   0.00%   $11,600  0.00    $9,516   0.00%
Interest bearing demand
  deposits                   17,416   2.95     17,848  2.96    16,871   2.98
Savings deposits              5,055   2.97      4,673  2.98     4,512   2.97
Certificates of Deposit:
   Less than $100,000        52,882   6.13     52,547  6.09    41,847   6.24
   $100,000 or more           6,227   5.64      4,969  5.52     4,189   5.34
                            $93,784           $91,637         $76,935

       Remaining maturities of certificates $100,000 or more at December 31, 1997 as follows:

       Maturity
                                    Amount
                                 (In Thousands)

       3 months or less             $2,287
       Over 3 through 12 months     3,676
       Over 12 months               2,763
                                   $8,726

Interest Rate Sensitivity Analysis:

       The following table provides the maturities of investment securities, loans, and deposits at December 31, 1997, and measures the interest rate sensitivity gap for each range of maturity indicated:


                                                         December 31, 1997
                                                              Maturing
                                                                          Non-
                                                                          Interest
                                                                          Earning/
                                                 After                    Bearing
                                                 one but                  Assets/
                                    Within       Within       After       Liabili-
                                    One          Five         Five        ties and
                                    Year         Years        Years       Equity          Total
                                                        (In Thousands)

Assets

    Investment Securities        $  6,651      $  3,189      $12,824     $      0       $ 22,664
    Loans                          21,424        39,263       17,758            0         78,445
    Other Assets                    5,718             0            0        9,279         14,997
 Total Assets                      33,793        42,452       30,582        9,279        116,106

Liabilities and
    Shareholders' Equity

    Demand Deposits-Non Interest        0             0            0       12,083         12,083
    All Interest-bearing Deposits  56,268        32,409            0            0         88,677
    Other Liabilities               2,761             0            0        2,054          4,815

Shareholders' Equity                    0             0            0       10,531         10,531
Total Liabilities and
Shareholders' Equity               59,029        32,409            0       24,668        116,106

Interest Rate
  Sensitivity Gap                ($25,236)      $10,043       $30,582    ($15,389)      $      0


Return on Equity and Assets

The following table highlights certain ratios for the periods indicated:

                                                 Year Ended December 31,
                                              1997       1996       1995

Net income to:
  Average total assets                         .85        .79        .94
  Average shareholders' equity                9.35       8.85      10.17

Dividend payout ratio (dividends declared per
  share divided by net income per share)        .00       .00        .00

Average shareholders' equity to average total
  assets ratio                                 9.13      8.91       9.20

Year 2000 Issue

       The Corporation has taken steps to ensure that all of our software and hardware systems are century date compliant and that we will not have problems as we approach and move into the year 2000. A year 2000 committee has been established that has the responsibility to review and direct the testing of our systems for compliance. The Chairman of the Board of Directors is a member of this committee and updates are periodically provided to the full Board of Directors.

Item 2. Description of Properties

       The headquarters building (the "Headquarters") of the Corporation and the Bank, located at the corners of Freemason and Boush Streets, Norfolk, Virginia, was completed in 1986 and is a three story building of masonry construction, with approximately 21,000 square feet of floor space. The Bank utilizes two floors and leases the third floor to others. The office operates nine teller windows, including two drive-up facilities, one walk-up facility and a 24 hour teller machine.

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

       None


Item 4.  Submission of Matters to a Vote of Securities
       Holders

       None


                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters


       The Corporation's Articles of Incorporation were amended at the 1996 Annual Meeting of Shareholders to authorize the issuance of up to 5,000,000 shares of Common Stock, par value $2.50 per share, 1,004,094 shares of which are issued and outstanding. In addition, the Corporation has 300,000 shares of authorized but unissued preferred stock, par value $25 per share.

       The Corporation's Common Stock is not listed on an exchange or traded through an interdealer quotation system, however, shares are traded in the over-the-counter market. Anderson & Strudwick, Inc., a member of the New York Stock Exchange, is an "active market maker" in the Common Stock of the Corporation. Anderson & Strudwick, Inc. maintains offices in Richmond, Charlottesville, Fredericksburg, Lynchburg and Norfolk, Virginia. The table below describes trades quoted by Anderson & Strudwick, Inc. during 1997 and 1996. There may have been other transactions at other prices not known to the Corporation.

       There were no cash dividends declared during the past five years. The Corporation issued a five (5%) percent stock dividend during the first quarter of 1994 and six (6%) percent stock dividend during the first quarter of 1995, 1996 and 1997. In addition, the Board of Directors of the Corporation declared a eight (8%) stock dividend in February 1998, payable to shareholders of record on March 31, 1998, which will be distributed April 30, 1998.

       The Corporation's Board of Directors determines whether to declared dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, among other factors, the Corporation's income, operating costs, overall financial condition and capital requirements and upon general business conditions. The Corporation's only source of funds for cash dividends will be dividends paid to the Corporation by the Bank, which is subject to regulatory restrictions.


                                     Common Stock Prices

                                1997                    1996

                            High      Low           High     Low

First Quarter              $10.75    $9.91         $9.91    $8.02

Second Quarter              11.25    10.00         10.25     8.75

Third Quarter               11.50    10.50         10.50     9.00

Fourth Quarter              15.25    11.00         11.00    10.00


       The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

       At February 28, 1998, there were more than 500 record holders of the Corporation's common stock (based on the number of record holders as of the date).


Item 6.  Selected Consolidated Financial Data

       The following table sets forth certain selected consolidated financial data for the past five years.


                                                   Years Ended December 31,
                                          1997      1996      1995      1994     1993
                                            (Dollars in thousands, except per share data)

Income Statement Amounts:

  Gross interest income                  $8,553    $7,744    $6,859    $5,831   $5,589
  Gross interest expense                  4,410     4,201     3,632     2,652    2,744
  Net interest income                     4,143     3,543     3,227     3,179    2,845
  Provision for possible loan
    losses                                  (50)       (1)      (53)     (102)    (167)
  Net interest income after
    provision                             4,093     3,542     3,174     3,077    2,678
  Other operating income                    869       871       810       746      824
  Other operating expense                 3,605     3,213     2,866     2,731    2,636
  Income before income
    taxes and other item                  1,357     1,200     1,118     1,092      866
  Income taxes                              427       364       282       278      219

Net income                               $  930    $  836    $  836    $  814   $  647


Per Share Data (1):

  Net income per share - basic (1)         $.93      $.83      $.83      $.81     $.64
  Cash dividends per share                    0         0         0         0        0
  Book value (at year end)                10.49      9.53      8.73      7.76     7.09

Balance Sheet Amounts:
(at year end)
  Total assets                         $116,106  $106,170   $95,037   $81,458  $79,205
  Total loans (net of unearned income)   78,251    65,833    61,373    55,463   49,084
  Total deposits                        100,760    90,262    82,256    71,324   68,805
  Long-term debt                            583       609       684       662      687
  Total equity                           10,531     9,568     8,770     7,787    7,117


(1) Adjusted to reflect 1997, 1996, 1995 and 1994 stock dividends.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION

   This section of the Annual Report should be read in conjunction with the statistical information, Financial Statements and related Notes and the selected financial data appearing elsewhere in the Report.

   In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause Commonwealth's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, statements regarding management's expectations that the Bank will continue to experience growth in core operating earnings, improved credit quality and increased service fee income, and that Commonwealth may pay cash dividends in the future. Factors that may cause results to differ materially from expectations include, among others, adverse changes in the interest rate environment or economy, resulting in, amount other things, a deterioration in credit quality, and unanticipated problems with Year 2000 compliance to effectively correct the Year 2000. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

New Accounting Standards

   In February 1997 the FASB issued Statement No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share information. The Corporation adopted this new accounting standard as of December 31, 1997 and there was no material impact on the consolidated financial statements. In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Corporation will adopt this new accounting standard as of January 1, 1998 and does not expect a material impact on the consolidated financial statements.

Financial Condition and Results of Operations-
Commonwealth Bankshares, Inc. and Subsidiary

   This commentary provides an overview of Commonwealth Bankshares, Inc.'s financial condition, changes in financial condition and results of operations for the years 1995 through 1997. The following discussions should assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the statistical information.

Earnings Overview

   Net income in 1997 of $930.0 thousand represented an 11.18% increase over the $836.4 thousand reported for the year 1996. This earnings record reflects the Bank's continued growth in core operating earnings, improved credit quality and positive trends which are expected to continue into 1998.

   Net income for 1996 of $836.4 thousand represented a modest increase over the $835.5 thousand reported in 1995. This was primarily due to the impact on earnings created by the establishment of the Bank's Kempsville office and the implementation of full service Trust activities.

   Commonwealth's core earnings, defined by the Corporation as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as securities gains, have improved steadily since 1993.

   The key profitability measures of return on average assets (ROA) and return on average total shareholders' equity (ROE) reflected improvement in 1997 when compared with 1996 as a result of an improvement in the Bank's net interest income and a substantial growth in the Bank's loan portfolio. These improved results followed the decline in 1996 over 1995 brought about by the impact of the Bank's sixth branch office location and full staffing of the Bank's newly established Trust Department reported above. Additionally, the implementation of new technological innovations, the planning for a more sophisticated customer information system, the implementation of telephone banking and the expansion of the Bank's home banking system affected 1996's performance ratios. ROA equaled .85% in 1997 compared with .79% in 1996 and
 .94% in 1995. ROE equaled 9.35% in 1997 compared with 8.85% in 1996 and 10.17% in 1995. These ratios, along with other significant earnings and balance sheet information for each of the years in the five-year period ended December 31, 1997, are shown in Table 1 as follows:


Table 1 - Selected Financial Information

(Dollars in thousands, except per share data)

Results of Operations (for the year):       1997          1996        1995      1994        1993

Income From Earning Assets                 $8,553        $7,744      $6,859    $5,831      $5,590
Net Interest Income                         4,143         3,543       3,227     3,179       2,845
Provision For Loan Losses                      50             1          53       102         167
Net Income                                    930           836         836       814         647

Earnings Per Share:
Net Income - basic(1)                       $0.93         $0.83       $0.83     $0.81       $0.64
Average Shares Outstanding (1)          1,004,094     1,004,094   1,004,094 1,004,094   1,004,094

Financial Condition (at December 31):
Total Assets                             $116,106      $106,170     $95,037   $81,458     $79,205
Total Equity                               10,531         9,568       8,770     7,787       7,117

Selected Ratios (for the year):
Return on Average Assets                     0.58%         0.79%       0.94%     1.04%       0.86%
Net Interest Margin                          3.99%         3.75%       3.92%     4.53%       4.32%

(1)   Adjusted to reflect 1997, 1996, 1995 & 1994 stock dividends


     Earnings per share increased 12.05% during 1997 reaching $.93 per share or $.10 per share over the $.83 per share reported in both 1996 and 1995. Significant items affecting the change in earnings per share for 1997, 1996, and 1995 are summarized as follows:


                                            1997          1996
                                             vs.           vs.
                                            1996          1995

     Interest on loans and
     investments and loan fees        10.4% increase    12.9% increase

     Interest on deposits and
     funds purchased                   4.9% increase    15.7% increase

     Net interest income              16.9% increase     9.8% increase

     Provision for loan losses       $49.2 thousand    $52.4 thousand
                                           increase          decrease


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

   Net interest income increased $599.9 thousand or 16.93% in 1997 to $4.1 million, compared to an increase of $316 thousand or 9.8% in 1996, or to $3.5 million when compared with the $3.2 million reported in 1995. This improved performance in 1997 was primarily the result of an increase in interest income on loans and investments brought about by an increase in the volume of loans and investment securities outstanding, in spite of the increase in interest paid on deposits, as deposits grew and repriced during the year. In 1996, the improved performance over 1995 was also attributable to a similar increase
in interest income on loans and investments.   The net interest margin for 1997
was 3.99% compared to 3.75% for 1996. Again, the increase is principally attributable to the higher volume of loans outstanding. The decline in 1996 was primarily attributable to a 0.5% increase in the cost of deposits for 1996 as compared to 1995. The performance reported herein is reflected in Commonwealth's earning assets yield which improved 43 basis points to 8.56% in 1997 compared with a decline of 55 basis points to 8.13% in 1996 following a 13 basis point increase to 8.68% in 1995. Commonwealth's average cost of deposits increased 72 basis points in 1995 from 1994 to 4.50%, and 2 basis points in 1996 from 1995 to 4.52% and decreased 2 basis points in 1997 from 1996. The substantial decreases in nonperforming assets of $1.36 million to $3.96 million at year end 1996 and $858 thousand to $3.1 million at the end of 1997 will result in a favorable impact on the net interest margin during future periods since the major reductions in nonperforming assets occurred at year end 1996 and 1997 respectively. The increase in nonperforming loans of $392 thousand to $2.25 million resulted in an unfavorable impact on the net interest margin during 1995. Without this increase additional income under the contractual terms of the credits would have been recorded in the amount of $115.9 thousand on all nonperforming loans during 1995. The level of nonperforming assets also negatively impacted earnings during 1997 and 1996 in the amounts of $123.9 thousand and $100.5 thousand respectively.

   Average interest earning assets increased $3.6 million in 1997 as compared with an increase of $16.3 million in 1996 and $11 million in 1995. Average net loans increased $5.8 million in 1997 as compared with increases of $6.3 million in 1996 and $6.9 million in 1995. Average investment securities increased by $480.4 thousand during 1997, $7.6 million during 1996, and $2.0 million during 1995.

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

   A continuing strong economy, combined with the Corporation's continued loan workout activities resulted in a modest contribution to the provision for loan losses during 1997 and 1996 respectively. The Corporation made provisions for loan losses of $49.8 thousand in 1997, $0.5 thousand in 1996, and $52.9 thousand in 1995. Details of the activity in the allowance for loan losses for the past three years are shown in Note 5 to the Consolidated Financial Statement.

   Net charge-offs during 1997 of $13 thousand represented a substantial reduction in loan losses when compared with the $324 thousand reported during 1996 and a modest increase over the $5 thousand reported in 1995 The level of charge-offs during 1996 reflected losses sustained, which were primarily attributable to the Bank's relationship with one borrower, a relationship which was in a workout position for an extended period of time. Current expectations are that total net charge-offs in 1998 will be comparable with the Bank's experience during 1997.

   This expectation is based upon assumptions regarding the general economic climate in Commonwealth's trade area and the performance characteristics of the loan portfolio, including Commonwealth's continued success in working out remaining nonperforming loans. Changes in these conditions could warrant different results.

   The allowance for loan losses at December 31, 1997 was $969 thousand compared with $932 thousand at year end 1996 and $1.2 million at December 31, 1995. This represented 1.24% of year-end gross loans at December 31, 1997 compared with 1.41% of year-end gross loans at December 31, 1996 and 2.04% of year end gross loans at December 31, 1995.

   The tables on the following pages provide an analysis of the activity in the Corporation's nonperforming assets and allowance for loan losses for each of the last three years. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

    Nonperforming loans at December 31, 1997 declined $671 thousand to $1.6 million when compared with the $2.2 million at year-end 1996. During 1996 nonperforming loans increased $392 thousand when compared with 1995. Nonperforming loans continue to be centered in a relatively small number of loans with large balances. Based on the Bank's current workout plans, we expect to return each of these loans to an accrual status during 1998 with minimum losses to the Bank. Each of the loans are fully secured and represent minimal risk.

   The corporation continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets. As a part of this workout process, the Corporation routinely re-evaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each nonperforming asset.

   The amount of loans past due 90 days or more that were not classified as nonaccrual loans totaled $124 thousand at December 31, 1997, $180 thousand at December 31, 1996, and $198 thousand at December 31, 1995.

   The following table reflects the trends discussed herein:

Nonperforming Assets
                                                December 31
                                         1997          1996        1995

90 Days delinquent and still accruing $ 124,000      $ 180,000   $ 198,000

Nonaccrual                            1,450,000      2,065,000   1,655,000

Foreclosed properties                 1,533,000      1,720,000   3,467,000

Total Nonperforming Assets           $3,107,000     $3,965,000  $5,320,000


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

Loan Portfolio

     The Corporation's credit risk is centered in its loan portfolio which on December 31, 1997 totaled $78.4 million, or 72.9% of total earning assets compared with $66.0 million or 69.2% of total earnings at year end 1996 and $61.6 or 73.3% total earning assets at year end 1995. The Corporation's overall objective in managing loan portfolio risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration.

     For commercial loans, loan officers prepare proposals supporting the extension of credit. These proposals contain an analysis of the borrower and an evaluation of the ability of the borrower to repay the potential credit. The proposals are subject to varying levels of approval by senior line and credit policy management prior to the extension of credit. Commercial loans receive an initial risk rating by the originating loan officer. This rating is based on the amount of credit risk inherent in the loan and reviewed for appropriateness by senior line and credit policy personnel for deterioration in a borrower's financial condition which would impact the borrower's ability to repay the credit. Risk ratings are adjusted as necessary.

     For consumer loans, approval and funding is conducted in various locations with the majority of loans being approved at the Corporation's headquarters facility.

     An independent credit review group conducts ongoing reviews of the loan portfolio, reexamining on a regular basis risk assessments for loans and overall compliance with policy.

     To limit credit exposure, the corporation obtains collateral to support credit extensions and commitments when deemed necessary. The most significant categories of collateral are real and personal property, cash on deposit and marketable securities. The corporation obtains real property as security for some loans that are made on the basis of the general creditworthiness of the borrower and whose proceeds were not used for real estate related purposes.

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

     If nonaccruing loans had been performing fully, these loans would have contributed an additional $123.9 thousand to interest income in 1997, $100.5 thousand in 1996, and $115.9 thousand in 1995.

     The Corporation's Other Real Estate Owned (OREO) at December 31, 1997 declined to $1.6 million following a decline in 1996 of $1.7 million from the $3.5 million reported at December 31, 1995. Of the $1.6 million, three of the properties representing $761 thousand are generating income under operating leases. The balance representing $772 thousand are in various stages of liquidation.

     During the last three years, there have been additions to and liquidations of other real estate owned. There were no additions during 1997, and properties acquired during 1996 equaled $603 thousand compared with $680 thousand during 1995. Proceeds from the properties disposed of during 1997 equaled $302.5 thousand compared with $2.6 million and $638 thousand in 1996 and 1995 respectively.

     During 1997, there was a net loss on the sale of other real estate of $22.5 thousand compared with $12.7 thousand in 1996 and a net gain equaling $8.7 thousand in 1995.

     The Bank has developed individual action plans for each property for the ultimate liquidation of these properties. The objectives are diligently pursued by management and reviewed with the Board of Directors monthly.

Other Income

     Total other income was relatively unchanged in 1997 compared with 1996. Total other income increased 7.5% in 1996 following an 8.5% increase in 1995.

     In each of the three years mentioned, income from OREO properties equaled $88.6, $218.6, and $208.9 thousand, respectively.

     The income achieved in service charges and commissions and fees on deposits, are indicative of the recent trend in commercial banking to generate additional income from services not related to the lending function.

Other Expense

     Total other expense increased to $3.6 million in 1997 or 12.2% following an increases of 12.1% and 4.9% in 1996 and 1995 respectively. This represents a moderate increase when compared with the increase in the Corporation's noninterest income and the Bank's overall growth. These results reflect management's continued emphasis and commitment to the management of this area of the Bank's operations. Salaries and employee benefits, the largest component of other expenses increased by 11.3% in 1997 following increases of 13.3% in 1996 and 6.6% in 1995. The 1997 and 1996 results are attributable to fully staffing the Bank's new branch on Kempsville Road and the Bank's newly formed Trust Department. Net occupancy expense increased $120.1 thousand in 1997, $24.3 thousand in 1996, following a $73.3 thousand increase in 1995. The increases in 1997, 1996 and 1995 reflected necessary modifications and improvements to the Bank's physical facilities, the opening of the Bank's sixth branch location, as well as the installation of new ATM equipment at all ATM locations during 1995. Other operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $59.3 thousand or 6.4% in 1997 compared with an increase of $130 thousand or 16.2% in 1996 which followed a decrease of $43.7 thousand or 5.1% in 1995. Again, when compared with the increase in the Corporation's noninterest income during the past three years, the increase in noninterest expense is considered nominal and reflects normal increases for outside services.


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

     The Bank's funding requirements are supplied from a wide range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrrowings. Large certificates of deposit, over $100,000 accounted for 8.1%, 5.5%, and 4.8% of the Bank's total deposits at December 31, 1997, 1996, and 1995 respectively. As a percentage of average assets, core deposits decreased from 87.8% in 1995
to 80.1% in 1996 and   increased in 1997 to 84.57%.  Management seeks to
ensure adequate liquidity to fund loans, deposit withdrawals, and the Bank's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Bank maintains a portfolio of marketable investment securities, structures and monitors the flow of funds from these securities and from maturing loans, and maintains access to short-term funding sources, including a Federal Funds line of credit with its correspondent banks and the ability to borrow from the Federal Reserve System.

     The Corporation's loan portfolio net of unearned income and allowance for loan losses increased by 19.1% to $77.3 million in 1997 compared with an 8.0% increase in 1996 to $64.9 million from the $60.1 million at year end 1995. Balances in a number of loan categories also increased. Total commercial loans increased 21.1% to $50.6 million in 1997 compared with an increase of 15.5% to $41.7 million in 1996, following a 13.1% increase in 1995 to $36.2 million. Consumer loans increased $28.0 thousand or 15.4% in 1997 following a decline of $1.1 million or 4.7% in 1996.

Sources of Funds

     Purchased liabilities are composed of certificates of deposit of $100,000 and over (large CDs) and balances held in "sweep accounts" for customers. Purchased funds at December 31, 1997 equaled $10.9 million or a 28.6% increase in short-term borrowings during 1997 following a $8.8 million or 33.3% increase in short-term borrowings in 1996 and a $1.9 million or 40% increase in short-term borrowings during 1995. At December 31, 1997, 1996 and 1995, approximately 100% of Commonwealth's purchased funds consisted of funds invested by local customers which, as such, are less volatile than other categories of purchased funds or brokered deposits. On both an average and year-end basis, the composition of purchased funds continued to shift in 1997, 1996 and 1995 from the balance sheet category of large CDs to short-term borrowings. This shift in mix coincided with liquidity needs and balance sheet management strategies in a low interest rate environment.

Uses of Funds

     Total earning assets at December 31,1997 increased 3.8% from year-end 1996 compared with 1996's increase of 13.6% from year-end 1995's increase of 17.2%. The increase of $3.8 million in 1997 and $7 million in 1996 reflected investments in government securities, Federal Funds sold and the increase in the Bank's loan portfolio. The increases in 1995 reflected higher levels of loans.

     The composition of long-term investment securities as of December 31, 1997, 1996 and 1995 is presented in Note 3 to the consolidated Financial Statements.

     At year-end 1997, 1996 and 1995, investment securities totaled $22.7 million, $23.7 million, and $17.3 million respectively.

     In managing the investment securities portfolio, management's philosophy has been to provide the maximum return over the long term on funds invested while giving consideration to risk and other Corporate objectives. During periods of increasing interest rates, the market value of the investment portfolio declines in relation to book value.

     Decisions to acquire investments of a particular type are based on an assessment of economic and financial conditions, including interest rate risk, liquidity, capital adequacy, the type of incremental funding available to support such assets and an evaluation of alternative loan or investment instruments.

     Investment securities are purchased with the ability to hold until maturity and with the intent to hold for the foreseeable future. Management re-evaluates asset and liability strategies when economic and financial conditions fluctuate in a magnitude that might adversely impact the Corporation's overall interest rate risk, liquidity or capital adequacy positions. Re-assessment may alter management's intent to hold certain securities for the foreseeable future and result in repositioning a portion of the investment portfolio. Often, security sales are required to implement a change in strategy.

     On November 15, 1995, the Financial Accounting Standards Board released their Implementation Guide of Statement 115. As expected, the guide allowed financial institutions to make a one-time reclassification (between November 15 and December 31, 1995) of investments between the "Available-for-Sale"
(AFS) and "Held-to-Maturity" (HTM) portfolios. During this period (one day only), transfers between HTM and AFS could be made without the risk of tainting other securities within the portfolio. As a result of this action, an adjustment was made in the Bank's securities portfolio. Certain bonds were sold in anticipation of their "call" in order to prefund their reinvestment. This partial portfolio restructure enabled the Bank to smooth out cash flows within its "Investment Ladder". See Note 3 to the Consolidated Financial Statements for a breakdown of the securities held in each of these accounts. During 1997 and 1996 it was determined that further repositioning could enhance yields and smooth cash flows from the investment portfolio by shifting certain investment funds to different investment sectors and by moderately lengthening the portfolio's duration. The liquidation and reinvestment achieved two important management objectives:

          To increase the portfolio yield and thus the earnings contribution from the Bank's investment portfolio, and

          To add amortizing investments and thus increase the regularity of principal cash flows from the bond portfolio.


     Management frequently assesses the performance of the investment portfolio to ensure its yield and cash flow performances are consistent with the broad strategic plan of the entire Bank. Flexibility is one of the hallmarks of the Bank's ability to meet the dynamic banking needs of its customers.

     Year-end total loans net of unearned income increased $12.4 million or 18.9% in 1997 following a $4.4 million or 7.4% increase in 1996, and an increase of 10.6% or $5.9 million at year end 1995. The results were largely due to the efforts of the Bank's officers to develop new loan relationships with customers from the area's regional institutions combined with an improved economic environment.

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

     Further explanations regarding the changes in the volume of outstanding loans are included in Management's Discussion and Analysis of Financial Condition and Results Operations under the section entitled "Liquidity".

Dividends and Dividend Policy

     The Corporation's Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the board take into account the Corporation's financial condition, results of operations, and other relevant factors. The Corporation's only source of funds for cash dividends are dividends paid to the Corporation by the Bank.

     Based on the corporation's earnings record for 1997 and 1996, the Corporation declared a 6% stock dividend in each year. It is anticipated that this policy will continue to be re-evaluated during 1998. Based on the corporation's continued improved record of profitability, it is expected that the payment of cash dividends will be resumed in future periods.

Income Taxes

     Corporations are required to pay the greater of the regular corporate income tax or the alternative minimum tax (AMT).

     In 1997, income tax expense was $427.7 thousand, up from $364.3 thousand in 1996, and $282.1 thousand in 1995. These increases were attributable to improvements in earnings.

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

Capital Resources and Adequacy

     Average shareholders' equity increased at the rate of 5.3% in 1997 compared with 15.1% in 1996, and 13.4% in 1995. During these periods, the sole source of capital to the Bank has been internally generated retained earnings.

     The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

     Risk-based capital ratios are another measure of capital adequacy. At December 31, 1997, the Bank's risk-adjusted capital ratios were 12.5% for Tier 1 and 13.7% for total capital, well above the required minimums of 4.0% and 8.0% respectively, as compared with 13.1% and 14.4% respectively at December 31, 1996 and 13.1% and 14.4% at December 31, 1995. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on-and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on-and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, Commonwealth was considered "Well-capitalized", the highest category of capitalization defined by the regulators allowing the lowest level of FDIC insurance premium rates, as of December 31, 1997, 1996, and 1995.

     The Bank's capital is adequate to support the present level of assets and to provide for some future growth.

     At December 31, 1997, shareholders' equity stood at $10.5 million as compared with $9.57 million at year-end 1996, and $8.77 million at year-end 1995. These increases were brought about by a net profit of $930.0 thousand in 1997, a net profit of $836.4 thousand in 1996, and a net profit of $835.1 thousand in 1995, combined with a change in unrealized gains of $149.8 thousand on securities available for sale.

     In order to maintain a strong equity capital position, to protect against the risks of loss, in the investment and loan portfolios and on other assets, management will continue to monitor the bank's capital position. Several measures have been or will be employed, to maintain the Bank's capital position, including but not limited to:

               Continuing its efforts to return all nonperforming assets to performing status,

               Monitoring the Bank's growth, and

               Continued utilization of its formal
               asset/liability policy.

     Once again, it should be noted that the Bank's capital position has always exceeded and continues to exceed the minimum standards established by the regulatory authorities.



FIVE-YEAR SUMMARY CONSOLIDATED BALANCE SHEETS

                                                           December 31

                                        1997           1996          1995          1994          1993
ASSETS

Cash and due from banks               $4,347,967      $5,655,944     $5,135,875    $4,764,835    $4,603,437
Investment securities                          0               0              0             0             0
Investment securities:
   Available for sale                 11,833,736       9,590,274      5,968,175     6,489,145             0
   Held to maturity                   10,830,242      14,072,217     11,290,140     8,393 628             0
Federal funds sold                     6,440,417       5,718,439      5,131,844     1,056,522     6,360,000
Loans:
   Commercial                         13,861,467      11,078,914      8,889,880     9,899,880     9,539,927
   Commercial construction             1,600,521       1,867,926      1,470,129       988,192       478,214
   Commercial mortgage                35,090,563      28,796,673     25,795,631    21,068,295    17,983,733
   Residential mortgage               19,836,295      17,206,173     18,668,317    16,376,434    14,315,477
   Installemnt loans to individuals    4,874,850       4,600,931      3,970,015     4,103,107     4,075,197
   Other                               3,181,766       2,448,714      2,809,860     3,272,096     3,006,057
      GROSS LOANS                     78,445,462      65,999,331     61,603,832    55,708,004    49,398,605
Less:  Unearned income                  (194,100)       (164,724)      (231,186)     (244,930)     (314,728)
    Allowance for loan losses           (969,000)       (932,000)    (1,256,000)   (1,208,000)   (1,129,000)
                                      77,282,362      64,902,607     60,116,646    54,255,074    47,954,877
Premises and equipment                 2,325,677       2,442,691      2,340,746     1,912,657     1,968,755
Other assets                           3,045,336       3,788,054      5,053,931     4,586,250     4,394,932
                                    $116,105,737    $106,170,226    $95,037,357   $81,458,111   $79,205,050
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing               $12,083,459     $10,686,956    $13,147,115    $9,080,263   $11,504,308
   Interest bearing                   88,676,591      79,575,499     69,109,244    62,243,345    57,300,448
       TOTAL DEPOSITS                100,760,050      90,262,455     82,256,359    71,323,608    68,804,756

Securities sold under
   agreement to repurchase             2,760,068       3,573,350      2,290,477       744,855     1,616,177
Long-term debt                           583,168         609,280        684,019       661,504       687,616
Other liabilities                      1,470,963       2,156,671      1,036,116       940,808       979,455
     TOTAL LIABILITIES               105,574,249      96,601,756     86,266,971    73,670,775    72,088,004

SHAREHOLDERS' EQUITY

Common stock                           2,510,235       2,368,752      2,235,258     2,109,313     2,009,380
Additional paid capital                4,536,468       4,106,361      3,715,666     3,376,454     3,122,226
Unrealized gains (loss) on
   securities available for sale           7,436         (28,005)         7,900      (141,900)            0
Retained earnings                      3,477,142       3,121,362      2,811,562     2,443,469     1,985,440
                                      10,531,488       9,568,470      8,770,386     7,787,336     7,117,046

                                    $116,106,737    $106,170,226    $95,037,357   $81,458,111   $79,205,050

FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
                                                               Years Ended December 31
                                                     1997        1996          1995        1994          1993
Interest on loans and investments and loan fees   $8,553,087   $7,744,380   $6,858,537   $5,831,266   $5,589,544
Interest on deposits and federal funds purchased   4,409,992    4,201,221    3,631,792    2,652,383    2,744,515
   Net Interest Income                             4,143,095    3,543,159    3,226,745    3,178,883    2,845,029

Provision for loan losses                            (49,762)        (529)     (52,932)    (101,787)    (166,869)
Net Interest Income After Provision
   for Loan Losses                                 4,093,333    3,542,630    3,173,813    3,077,096    2,678,160

Other Income
   Security gains (loss)                              10,077        3,570       28,430       (9,187)     121,775
   Gains (loss) on sale of real estate               (22,459)     (12,744)       8,668      (11,146)     (20,661)
   Other operating income                            881,401      879,795      772,963      766,736      722,647

Total Other Income                                   869,019      870,621      810,061      746,403      823,761

Other Expenses:
   Salaries and employee benefits                  1,709,545    1,535,427    1,354,088    1,270,731    1,172,650
   Occupancy expenses (net)                          420,943      300,844      276,531      203,212      240,329
   Furniture and equipment expenses                  481,917      443,316      432,693      410,621      388,236
   Other operating expenses                          992,290      932,974      802,897      846,593      834,672

Total Other Expenses                               3,604,695    3,212,561    2,866,209    2,731,157    2,635,887

Income Before Income Taxes                         1,357,657    1,200,690    1,117,665    1,092,342      866,034

Applicable Income Tax Expense                        427,692      364,264      282,148      278,251      218,714

Net Income for Year                                 $929,965     $836,426     $835,517     $814,091     $647,320

Net Income per share - basic (1)                        0.93         0.83         0.83         0.81         0.64

Net Income per share assuming dilution (1)              0.86         0.78         0.80         0.80         0.64

Average shares outstanding (1)                     1,004,094    1,004,094    1,004,094    1,004,094    1,004,094

Average shares - assuming dilution (1)             1,084,137    1,066,539    1,041,819    1,020,977    1,012,223

(1) Adjusted to reflect 1997, 1996, 1995 & 1994 Stock Dividends.


                           PART II

  Item 7. Financial Statements.

     Refer to the index to the Consolidated Financial Statements on Page F-1 for the required information.

  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                           PART III

  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following sets forth the names, ages and business experience of the Corporation's executive officers.

  Edward J. Woodard, Jr., 55

     Chairman of the Board, President and Chief Executive Officer of the Corporation and the Bank.

  John H. Gayle, 59

     Executive Vice President and Secretary of the Corporation and Executive Vice President and Cashier of the Bank, and Vice President and Secretary of BOC Title Hampton Roads.

  Richard R. Early, 53

     Senior Vice President and Senior Trust Officer of the Bank since September 1996. Prior to accepting the position with the Bank, Mr. Early was Senior Vice President and Senior Trust Officer at Bank of Lancaster from May 1990 through September 1996.

  Simon Hounslow, 33

     Senior Vice President and Commercial Loan Officer of the Bank.

  Richard W. Webb, 45

     Vice President and Branch Administration Officer of the Bank. Prior to joining the Bank in August 1993, Mr. Webb was a banker with Home Savings Bank from 1975 through July 1993.

  Item 10. Executive Compensation.

     The information called for in this Item is incorporated by reference from the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Corporation's fiscal year.




  Item 11. Security Ownership of Certain Beneficial Owners and
Management.

     The information called for in this Item is incorporated by reference from the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Corporation's fiscal year.

  Item 12. Certain Relationships and Related Transactions.

     The information called for in this item is incorporated by reference form the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Corporation's fiscal year.

  Item 13. Exhibits and Reports on Form 8-K.

  (a) (3)         Exhibits

              3.1   Articles of Incorporation.  Filed June 15, 1988, as
                    Exhibit 3.1 to the Registrant's Form S-4, and incorporated herein by reference.

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

             10.14 Second amendment to deferred supplemental agreement dated December 27, 1978, with Edward J. Woodard, Jr. Filed herein.

              (b) Reports filed on Form 8-K for the quarter ended December 31, 1997.

                    None


                        ANNUAL REPORT ON FORM 10-KSB
                                 ITEM 8,
                      LIST OF FINANCIAL STATEMENTS
                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      YEAR ENDED DECEMBER 31, 1997
                       COMMONWEALTH BANKSHARES, INC.

  FORM 10-KSB--ITEM 7

  COMMONWEALTH BANKSHARES, INC.

  LIST OF FINANCIAL STATEMENTS

  The following consolidated financial statements of Commonwealth
  Bankshares, Inc. and subsidiary are included:

     Consolidated balance sheets--December 31, 1997 and 1996.

     Consolidated statements of income--Years ended December 31, 1997, 1996, and 1995.

     Consolidated statements of shareholders' equity--Years ended
       December 31, 1997, 1996, and 1995.

     Consolidated statements of cash flows--Years ended December 31, 1997, 1996 and 1995.

     Notes to consolidated financial statements--December 31, 1997.

     Schedules to the consolidated financial statements required by Article 9 of Regulations S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.


                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Commonwealth Bankshares, Inc.
                                       (Registrant)

Date:  March 30, 1998                  By:
                                          E. J. Woodard, Jr., CLBB
                                          Chairman of the Board,
                                          President and CEO

                                       By:
                                          John H. Gayle
                                          Executive Vice President & Cashier
                                          (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


E. J. Woodard, Jr., CLBB Director and     Herbert L. Perlin, Director
Chairman of the Board, President and
Chief Executive Officer


George H. Burton, Jr., Director           Richard J. Tavss, Director


Morton Goldmeier, Director                Morton M. Zedd, Director


William P. Kellam, Director               William D. Payne, MD, Director

SECOND AMENDMENT TO: DEFERRED SUPPLEMENTAL AGREEMENT DATED DECEMBER 27, 1978 WITH EDWARD J. WOODARD, JR.

      This AGREEMENT made this 16th day of December, 1997, between the Bank of the Commonwealth, a Virginia corporation, Norfolk, Virginia, (hereinafter called the "Bank") and Edward J. Woodard, Jr. (hereinafter called "Employee").

        WHEREAS, the Employee is employed by the Bank, and

        WHEREAS, said employment has been beneficial to the Bank, and

        WHEREAS, the Bank has determined that certain terms of the December 27, 1978, Deferred Supplemental Compensation Agreement (Exhibit A attached) as amended by the First Amendment dated April 27, 1993 (Exhibit B attached; hereinafter, collectively, the "Agreement") with Employee should be amended,

        Now, THEREFORE, it is agreed as follows:

        1. Paragraph one (1) of the Agreement shall be deleted in its entirety and the following shall be substituted in liew thereof:

               "If the Employee remains and continues in fht full-time employ of the Bank until he attains the age of sixty-five (65) years, and if the Employee thereafter retires from the service of the Bank, then commencing with the first day of the second calendar month immediately following the said retirement, the Employer will pay Two Hundred Fifty Thousand Dollars ($250,000.00) in one hundred twenty (120) equal monthly installments of Two Thousand Eighty-Three and 33/100 Dollars ($2,083.33) each. Said payments shall be made to the Employee of he is living on each such payment date; of if the Employee is not living on any such payment date, then to the Employee's beneficiary designated by him in writing and filed with the Cashier of the Bank, and if no such beneficiary is designated, then to the Employee's estate. In addition to the monthly installments described in this paragraph on Employee's death, a lump sum payment of Two Hundred Fifty Thousand and no/100 Dollars ($250,000.00) shall be paid by the Bank to Employee's beneficiary designated by him in writing and filed with the Cashier of the Bank, and if no such beneficiary is designated, then to the Employee's estate.

                2. All other terms and conditions of the Agreement not amended hereby shall remain in full force and effect.

      IN WITNESS WHEREOF, the parties have executed this Second Amendment in Norfolk, Virginia, on the date first above written.

EMPLOYEE:                           BANK OF THE COMMONWEALTH

                                    By:
Edward J. Woodard, Jr.                 E. J. Woodard, Jr.
                                       Chairman of the Board
                                       President and
                                       Chief Executive Officer


                                      ATTEST:


                                    By:
                                       John H. Gayle
                                       Secretary

                                       SEEN AND AGREED TO:

                                       George H. Burton, Jr., Director

                                       Morton M. Goldmeier, Director

                                       William P. Kellam, Director

                                       William D. Payne, MD, Director

                                       Herbert L. Perlin, Director

                                       Richard J. Tavss, Director

                                       Morton M. Zedd, Director