Form 10QSB
period 1998-03-31
COMMONWEALTH BANKSHARES INC
filed 1998-05-13
CIK 835012

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

Commission file number 01-17377

                COMMONWEALTH BANKSHARES, INC.
                (Exact name of small business issuer
                     as specified in its charter)

         VIRGINIA                      54-1460991
  (State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

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

     Common Stock, $2.50 Par Value -- 1,004,094 shares as of March 31,
1998


                                INDEX

              COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
                           NORFOLK, VIRGINIA

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- March 31, 1998 and
              December 31, 1997.

         Condensed consolidated statements of income -- Three months ended March 31, 1998 and 1997.

         Condensed consolidated statements of comprehensive income --
              Three months ended March 31, 1998 and 1997.

         Condensed consolidated statements of cash flows -- Three months ended March 31, 1998 and 1997.

         Notes to condensed consolidated financial statements -- March
              31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES



PART 1.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            March 31      December 31
                                             1998            1997
ASSETS                                         (Dollars in thousands)
Cash and due from banks                     $ 4,025         $ 4,348
Federal funds sold                            8,298           6,440
Securities:
  Available for sale                         10,095          11,834
  Held to maturity                           12,637          10,830
                                            -------         -------
TOTAL SECURITIES                             22,732          22,664

Loans:
  Commercial                                 53,204          50,552
  Residential mortgage                       19,246          19,836
  Installment loans to individuals            5,517           4,875
  Other                                       3,354           3,182
                                            -------         -------
GROSS LOANS                                  81,321          78,445

  Unearned income                              (199)           (194)
  Allowance for loan losses                    (999)           (969)
                                            -------         -------
NET LOANS                                    80,123          77,282

Premises and equipment                        2,442           2,326
Real estate acquired in settlement of loans   1,075           1,533
Other assets                                  1,926           1,513
                                            -------         -------
                                           $120,621        $116,106

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing                      $ 14,781        $ 12,083
  Interest bearing                           91,197          88,677
                                            -------         -------
TOTAL DEPOSITS                              105,978         100,760

Federal funds purchased and securities
  sold under agreement to repurchase          1,690           2,761
Long-term debt                                  557             583
Other liabilities                             1,595           1,471
                                            -------         -------
TOTAL LIABILITIES                           109,820         105,575

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
  Authorized--5,000,000 shares
  Issued and outstanding 1,004,094
  shares                                      2,510           2,510
Additional paid-in-capital                    4,536           4,536
Retained earnings                             3,765           3,477
Net unrealized gain (loss) on securities
  available for sale                            (10)              8
                                            -------         -------
                                             10,801          10,531
                                            -------         -------
                                           $120,621        $116,106
                                           ========        ========

See notes to condensed consolidated financial statements.



COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                             Three months ended
                                             March 31       March 31
                                               1998           1997
Interest income:                               (Dollars in thousands)
  Loans, including fees                      $ 1,862        $ 1,551
  Securities                                     356            388
  Other                                           88             48
                                             -------        -------
TOTAL INTEREST INCOME                          2,306          1,987

Interest expense:
  Deposits                                     1,181          1,008
  Federal funds purchased                         25             25
  Other                                            8              8
                                             -------        -------
TOTAL INTEREST EXPENSE                         1,214          1,041
                                             -------        -------
NET INTEREST INCOME                            1,092            946
Provision for loan loss                           30              0
                                             -------        -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    1,062            946

Other income:
  Service charges on deposit accounts            203            111
  Other service charges and fees                  36             22
  Realized loss on securities
    available for sale                            (3)            (4)
  Realized loss on securities
    held to maturity                              (1)             0
  Gain (loss) on sale of real estate acquired
    in settlement of loans                         6            (20)
  Other income                                    54             30
                                             -------        -------
                                                 295            139
Other expenses:
  Salaries and employee benefits                 476            435
  Net occupancy                                  107             89
  Furniture and equipment expenses               114            100
  Other expenses                                 240            238
                                             -------        -------
                                                 937            862
INCOME BEFORE INCOME TAXES                       420            223

Applicable income taxes                          132             65
                                             -------        -------
NET INCOME                                   $   288        $   158
                                             =======        =======
Per share data (1):
  Basic                                      $  0.29        $  0.16
                                             =======        =======
  Diluted                                    $  0.26        $  0.15
                                             =======        =======
Dividends per share                                0              0
                                             =======        =======
Average shares outstanding (1):
  Basic                                    1,004,094      1,004,094
                                           =========      =========
  Diluted                                  1,087,637      1,087,637
                                           =========      =========
(1) Restated to reflect 1997 stock dividend.


See notes to condensed consolidated financial statements

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                             Three months ended
                                             March 31      March 31
                                                 1998          1997
                                             (Dollars in thousands)
Net income                                   $ 288           $ 158

Other comprehensive income, net of tax:
  Unrealized loss on securities
    available for sale                         (18)           (122)
                                             ------          ------
COMPREHENSIVE INCOME                         $ 270           $  36
                                             ======          ======


COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Three months ended
                                                March 31       March 31
                                                  1998           1997
OPERATING ACTIVITIES                             (Dollars in thousands)
  Net income                                   $  288          $  158
  Adjustments to reconcile net
    income to net cash provided
    (used) by operating activities:
    Provision for loan losses                      30               0
    Depreciation and amortization                  77              83
    Realized loss on securities
      available for sale                            3               4
    Realized loss on securities
      held to maturity                              1               0
    Loss (gain) on sale of real estate
      acquired in settlement of loans              (6)             20
    Increase in interest receivable               (39)           (148)
    Decrease in interest payable                   (1)             (4)
    Loss on disposal of fixed assets                0               1
    Other                                        (245)           (227)
                                              -------         -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES  108            (113)

INVESTING ACTIVITIES
  Net (increase) decrease in short
    term investments                           (1,858)          5,009
  Purchase of securities held to maturity        (297)         (1,145)
  Purchase of securities available for sale    (2,081)         (2,633)
  Proceeds from:
    Maturity of securities available for sale   1,250             700
    Maturity of securities held to maturity     1,027             100
    Sale of securities available for sale           0           1,298
    Sale of real estate acquired in
      settlement  of loans                        472             100
  Purchase of assets relating to real estate
    acquired in settlement of loans                (8)            (32)
  Decrease from net change in loans            (2,871)         (2,759)
  Purchase of premise and equipment              (188)            (89)
                                               -------         -------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                         (4,554)            549

FINANCING ACTIVITIES
  Increase from net change in demand deposits
    and savings accounts                        1,697             181
  Increase (decrease) from net change in
    certificates of deposit                     3,521            (765)
  Principal payments on long-term debt            (26)            (26)
  Decrease from net change in
    short-term liabilities                     (1,071)           (605)
                                              -------         -------
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                          4,121          (1,215)
                                              =======         =======
    NET DECREASE IN CASH AND DUE FROM BANKS      (323)           (779)

Cash and due from banks at January 1            4,348           5,656
                                              -------         -------

    CASH AND DUE FROM BANKS AT MARCH 31       $ 4,025         $ 4,877
                                              =======         =======
See notes to condensed consolidated financial statements.


COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE B--EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period. Average shares outstanding for 1997 and calculation of income per share is restated to reflect a 6% stock dividend paid on April 30, 1997.

PART I

ITEM 2. Management's discussion and analysis of financial conditions and results of operations.

EARNINGS SUMMARY

Net income for the three months ended March 31, 1998 totalled $288,000, as compared with $158,000 for the first three months of 1997. On a per share basis, net income equalled 29 cents for 1998 compared to 16 cents for 1997. Total interest for the first three months of 1998 increased to $2,306,000, a $319,000 or 16.1% increase over the first three months of 1997. The items are discussed in more detail later in this report.

NET INTEREST INCOME

Net interest income was $1,092,000 for the quarter ended March 31, 1998 an increase of 15.4% over the comparable period in 1997.

Total interest income was $2,306,000 for the quarter ended March 31, 1998 representing a 16.1% increase from the comparable period in 1997. This increase is mainly attributable to a 18.3% increase in total loans when comparing March 31, 1998 to March 31, 1997.

Interest expense of $1,214,000 for the quarter ended March 31, 1998 represents a 16.6% increase from the comparable period in 1997. This increase is attributable to a 16.5% increase in interest bearing deposits when comparing March 31, 1998 to March 31, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $30,000 for the first three months of 1998 as compared to no provision for the first quarter of 1997. However, $10,000 was added to the provision for the first quarter of 1997 through recoveries on loans previously charged off. At March 31, 1998, Bank of the Commonwealth had a total allowance for loan losses of $999,000 or 1.2% of total loans.

OTHER INCOME

Other income for the quarter ended March 31, 1998 was $295,00, an increase of $156,000 from the $139,000 reported for the three months ended March 31, 1997. Of the increase, $26,000 is attributable to a gain from the sale of real estate acquired in the settlement of loans of $6,000 in 1998, compared to a loss of $20,000 during the first quarter of 1997.

OTHER EXPENSES

Other expenses for the quarter ended March 31, 1998 was $937,000, an increase of $75,000 from the $862,000, for the quarter ended March 31, 1997.

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

NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:

                                March 31, 1998        December 31, 1997

Loans past due 90 days or
more and still accruing          $  217,000             $  124,000

Nonaccrual loans                  1,182,000              1,450,000

Other real estate owned           1,075,000              1,533,000

                                 ----------             ----------

Total nonperforming              $2,474,000             $3,107,000
                                 ==========             ==========

CAPITAL POSITION

Shareholder's Equity for the Corporation increased to $10,801,000 from $10,531,000 or 2.6% from December 31, 1997 to March 31,1998.
Shareholders' Equity for March 31, 1998 reflects a $10,000 net unrealized loss on securities available for sale in accordance with FASB115, as compared to an $8,000 net unrealized gain as of December 31, 1997.

Bank Holding Companies are required to meet a 7.25% risk-based capital standard. The Corporation's risk based capital was 12.7% as of March 31, 1998.

STOCK DIVIDEND

The Board of Directors, at their February 1998 meeting voted to declare an eight percent stock dividend payable on the Company's common shares for stockholders of record as of March 31, 1998, on April 28, 1998. Fractional shares will be paid in cash, based on the book value of a whole share at December 31, 1997 of $10.49.

YEAR 2000 ISSUE

The Corporation is taking steps to ensure that all of our software and hardware systems are century date compliant and that we will not have problems as we approach and move into the year 2000. A year 2000 committee has been established that has the responsibility to review and direct the testing of our systems for compliance The Chairman of the Board is a member of this committee and updates are periodically provided to the full Board of Directors.

SUMMARY

As of March 31, 1998, 65.4% of the Bank's loan portfolio consists of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 61.1% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 1998, 67.8% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.




                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Commonwealth Bankshares, Inc.
                                               (Registrant)


Date:   May 13, 1998                   ----------------------------
                                       E. J. Woodard, Jr.
                                       Chairman of the Board, President
                                       & CEO


Date:   May 13, 1998                   ----------------------------
                                       John H. Gayle
                                       Executive Vice President &
                                       Cashier