Form 10QSB
period 1998-06-30
COMMONWEALTH BANKSHARES INC
filed 1998-08-07
CIK 835012

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

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

     Common Stock, $2.50 Par Value -- 1,084,153 shares as of June 30,
1998












                                INDEX

              COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
                           NORFOLK, VIRGINIA

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- June 30, 1998 and
              December 31, 1997.

         Condensed consolidated statements of income -- Three months ended June 30, 1998 and 1997; Six months ended June 30, 1998 and 1997.

         Condensed consolidated statements of comprehensive income --
              Six months ended June 30, 1998 and 1997.

         Condensed consolidated statements of cash flows -- Six months ended June 30, 1998 and 1997.

         Notes to condensed consolidated financial statements -- June
              30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES



PART 1.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                            June 30       December 31
                                             1998            1997
ASSETS                                         (Dollars in thousands)
Cash and due from banks                     $ 5,310         $ 4,348
Federal funds sold                              139           6,440
Securities:
  Available for sale                         14,299          11,834
  Held to maturity                            8,131          10,830
                                            -------         -------
TOTAL SECURITIES                             22,430          22,664

Loans:
  Commercial                                 57,183          50,552
  Residential mortgage                       20,089          19,836
  Installment loans to individuals            5,552           4,875
  Other                                       2,720           3,182
                                            -------         -------
GROSS LOANS                                  85,544          78,445

  Unearned income                              (231)           (194)
  Allowance for loan losses                  (1,011)           (969)
                                            -------         -------
NET LOANS                                    84,302          77,282

Premises and equipment                        2,603           2,326
Real estate acquired in settlement of loans     839           1,533
Other assets                                  1,829           1,513
                                            -------         -------
                                           $117,452        $116,106

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing                      $ 14,450        $ 12,083
  Interest bearing                           86,672          88,677
                                            -------         -------
TOTAL DEPOSITS                              101,122         100,760

Federal funds purchased and securities
  sold under agreement to repurchase          3,334           2,761
Long-term debt                                  557             583
Other liabilities                             1,422           1,471
                                            -------         -------
TOTAL LIABILITIES                           106,435         105,575

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
  Authorized--5,000,000 shares
  Issued and outstanding 1,084,153
  shares in 1998 and 1,004,094
  issued and outstanding in 1997.             2,710           2,510
Additional paid-in-capital                    5,176           4,536
Retained earnings                             3,195           3,477
Net unrealized gain (loss) on securities
  available for sale                            (64)              8
                                            -------         -------
                                             11,017          10,531
                                            -------         -------
                                           $117,452        $116,106
                                           ========        ========

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                             Three months ended           Six months ended
                                              June 30        June 30        June 30      June 30
                                               1998           1997           1998          1997
Interest income:                               (Dollars in thousands)      (Dollars in thousands)
  Loans, including fees                      $ 1,930        $ 1,666       $ 3,792        $ 3,217
  Securities                                     349            386           705            800
  Other                                           54             52           142             75
                                             -------        -------       -------        -------
TOTAL INTEREST INCOME                          2,333          2,104         4,639          4,092

Interest expense:
  Deposits                                     1,177          1,008         2,358          2,016
  Federal funds purchased and securities
    sold under agreement to repurchase            27             31            52             57
  Other                                            8              9            16             17
                                             -------        -------       -------        -------
TOTAL INTEREST EXPENSE                         1,212          1,048         2,426          2,090
                                             -------        -------       -------        -------
NET INTEREST INCOME                            1,121          1,056         2,213          2,002
Provision for loan losses                         20             30            50             30
                                             -------        -------       -------        -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    1,101          1,026         2,163          1,972

Other income:
  Service charges on deposit accounts            223            107           426            217
  Other service charges and fees                  50             28            86             51
  Realized gain (loss) on securities
    available for sale                            13             (2)           10             (6)
  Realized loss on securities
    held to maturity                              (9)             0           (10)             0
  Loss on sale of real estate acquired
    in settlement of loans                       (68)            (4)          (62)           (24)
  Other income                                    54             40           108             70
                                             -------        -------       -------        -------
                                                 263            169           558            308
Other expenses:
  Salaries and employee benefits                 434            411           910            845
  Net occupancy                                  103            114           210            203
  Furniture and equipment expenses               127            121           241            222
  Other expenses                                 308            258           548            496
                                             -------        -------       -------        -------
                                                 972            904         1,909          1,766
                                             -------        -------       -------        -------
INCOME BEFORE INCOME TAXES                       392            291           812            514

Applicable income taxes                          120             88           252            153
                                             -------        -------       -------        -------
NET INCOME                                   $   272        $   203       $   560        $   361
                                             =======        =======       =======        =======
Per share data (1):
  Basic                                      $  0.25        $  0.19       $  0.52        $  0.33
                                             =======        =======       =======        =======
  Diluted                                    $  0.23        $  0.17       $  0.47        $  0.30
                                             =======        =======       =======        =======
Dividends per share                                0              0             0              0
                                             =======        =======       =======        =======
Average shares outstanding (1):
  Basic                                    1,084,153      1,084,153     1,084,153      1,084,153
                                           =========      =========     =========      =========
  Diluted                                  1,192,738      1,185,179     1,192,738      1,185,179
                                           =========      =========     =========      =========

(1) June 30, 1997 restated to reflect 1998 stock dividend.

See notes to condensed consolidated financial statements

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                             Six months ended
                                             June 30      June 30
                                                1998         1997
                                             (Dollars in thousands)
Net income                                   $ 560           $ 361

Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities
    available for sale                         (72)             15
                                             ------          ------
COMPREHENSIVE INCOME                         $ 488           $ 376
                                             ======          ======
See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six months ended
                                                 June 30        June 30
                                                  1998           1997
OPERATING ACTIVITIES                             (Dollars in thousands)
  Net income                                   $  560          $  361
  Adjustments to reconcile net
    income to net cash provided
    (used) by operating activities:
    Provision for loan losses                      50              30
    Depreciation and amortization                 169             167
    Realized loss (gain) on securities
      available for sale                          (10)              6
    Realized loss on securities
      held to maturity                             10               0
    Loss on sale of real estate
      acquired in settlement of loans              62              24
    Increase in interest receivable               (55)            (83)
    Increase (decrease) in interest payable       (25)              5
    Loss (gain) on disposal of fixed assets        (5)              2
    Other                                        (248)           (220)
                                              -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES         508             292

INVESTING ACTIVITIES
  Net decrease in short
    term investments                            6,301           3,561
  Purchase of securities held to maturity        (500)           (878)
  Purchase of securities available for sale    (7,321)         (3,305)
  Proceeds from:
    Maturity of securities available for sale   2,369           1,200
    Maturity of securities held to maturity     3,187             863
    Sale of securities available for sale       2,390           1,298
    Sale of real estate acquired in
      settlement  of loans                        656             234
  Purchase of assets relating to real estate
    acquired in settlement of loans               (24)            (69)
  Decrease from net change in loans            (7,070)         (5,303)
  Purchase of premise and equipment              (441)           (131)
                                               -------         -------
NET CASH USED BY INVESTING ACTIVITIES            (453)         (2,530)

FINANCING ACTIVITIES
  Increase (decrease) from net change
   in demand deposits and savings accounts      1,000            (521)
  Increase (decrease) from net change in
    certificates of deposit                      (638)            636
  Principal payments on long-term debt            (26)            (26)
  Increase from net change in
    short-term liabilities                        573             787
  Cash paid for fractional shares                  (2)             (3)
                                              -------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES         907             873
                                              =======         =======
    NET INCREASE (DECREASE) IN CASH
      AND DUE FROM BANKS                          962          (1,365)

Cash and due from banks at January 1            4,348           5,656
                                              -------         -------

    CASH AND DUE FROM BANKS AT JUNE 30        $ 5,310         $ 4,291
                                              =======         =======

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE B--EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period. Average shares outstanding for 1998 and calculation of income per share is restated to reflect an 8% stock dividend paid on April 28, 1998.

PART I

ITEM 2. Management's discussion and analysis of financial conditions and results of operations.

EARNINGS SUMMARY

Net income for the quarter ended June 30, 1998 totalled $272,000, as compared with $203,000 in the second quarter of 1997. On a per share basis, second quarter 1998 income was 25 cents compared with 19 cents for 1997.

Net income for the six months ended June 30, 1998 totalled $560,000, as compared to $361,000 for the six months ended June 30, 1997. On a per share basis, net income equalled 52 cents for 1998 compared to 33 cents for 1997. Total interest for the first six months of 1998 increased to $4,639,000, a $547,000 or 13.4% increase over the first six months of 1997. The items are discussed in more detail later in this report.

NET INTEREST INCOME

Net interest income was $1,121,000 for the quarter ended June 30, 1998 an increase of $65,000 over the comparable period in 1997. For the six months ended June 30, 1998, net interest income increased to $2,163,000, an increase of $191,000 over 1997.

Total interest income was $2,333,000 for the quarter ended June 30, 1998 an increase of $229,000 over the same period in 1997. Interest income for the six months ended June 30, 1998 increase by $547,000 over the same period of 1997. This increase is mainly attributable to a 20.0% increase in total loans when comparing June 30, 1998 to June 30, 1997.

Interest expense of $1,212,000 for the quarter ended June 30, 1998 represents a $164,000 increase from the comparable period in 1997. For the six months ended June 30, 1998, interest expense increased by $336,000 over the same period of 1997. This increase is attributable to a 10.7% increase in interest bearing deposits when comparing June 30, 1998 to June 30, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $50,000 for the first six months of 1998 as compared to $30,000 for the same period of 1997. Loan charge offs for the six months ended June 30, 1998 totalled $10,000 and recoveries for the same period totalled $2,000. At June 30, 1998, Bank of the Commonwealth had a total allowance for loan losses of $1,011,000 or 1.2% of total loans.

OTHER INCOME

Other income for the quarter ended June 30, 1998 was $263,000, an increase of $94,000 from the $169,000 reported for the three months ended June 30, 1997. For the six months ended June 30, 1998, other income was $558,000 as compared to $308,000 for the six months ended June 30, 1997. $209,000 of this increase is attributable to an increase in service charges on deposit accounts.

OTHER EXPENSES

Other expenses for the quarter ended June 30, 1998 totalled $972,000, an increase of $68,000 or 7.5% over the $904,000 recorded during the quarter ended June 30, 1997. For the six months ended June 30, 1998 other expenses increased to $1,909,000 from the $1,766,000 recorded for the same period of 1997.

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

NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:
                                June 30, 1998        December 31, 1997
Loans past due 90 days or
more and still accruing          $  218,000             $  124,000

Nonaccrual loans                  1,164,000              1,450,000

Other real estate owned             839,000              1,533,000

                                 ----------             ----------

Total nonperforming              $2,221,000             $3,107,000
                                 ==========             ==========

CAPITAL POSITION

Shareholder's Equity for the Corporation increased to $11,017,000 from $10,531,000 or 4.6% from December 31, 1997 to June 30, 1998.
Shareholders' Equity for June 30, 1998 reflects a $64,000 net unrealized loss on securities available for sale in accordance with FASB 115, as compared to an $8,000 net unrealized gain as of December 31, 1997.

Bank Holding Companies are required to meet a 7.3% risk-based capital standard. The Corporation's risk based capital was 13.8% as of June 30, 1998.

STOCK DIVIDEND

The Board of Directors, at their February 1998 meeting voted to declare an eight percent stock dividend payable on the Company's common shares for stockholders of record as of March 31, 1998, on April 28, 1998. Fractional shares were paid in cash, based on the book value of a whole share at December 31, 1997 of $10.49.

YEAR 2000 ISSUE

Many computer systems may experience problems handling dates into and beyond the year 1999 and therefore need to be modified prior to the year 2000 in order to remain functional. The corporation has been taking actions to ensure the internal readiness of its hardware, software and processes for century date compliance. The Corporation does not believe that the cost of these actions will have material adverse effect on the Corporation's results of operations or financial condition. The Corporation is also assessing the possible effects on its operations of the year 2000 readiness of its key vendors and deposit and loan customers. Testing of mission-critical applications has begun and is expected to be substantially complete by December 1998. The Board of Directors is provided monthly reports on the status of the Corporation's year 2000 readiness.

SUMMARY

As of June 30, 1998, 66.9% of the Bank's loan portfolio consists of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 73.4% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 1998, 72.5% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Commonwealth Bankshares, Inc.
                                               (Registrant)


Date:   August  7, 1998                ----------------------------
                                       E. J. Woodard, Jr.
                                       Chairman of the Board, President
                                       & CEO


Date:   August  7, 1998                ----------------------------
                                       John H. Gayle
                                       Executive Vice President &
                                       Cashier