Form 10QSB
period 1998-09-30
COMMONWEALTH BANKSHARES INC
filed 1998-11-13
CIK 835012

FORM 10-QSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

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

     Common Stock, $2.50 Par Value -- 1,084,153 shares as of September
30, 1998

                                INDEX

              COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
                           NORFOLK, VIRGINIA

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- September 30, 1998 and
              December 31, 1997.

         Condensed consolidated statements of income -- Three months ended September 30, 1998 and 1997; Nine months ended September 30, 1998 and 1997.

         Condensed consolidated statements of comprehensive income --
              Nine months ended September 30, 1998 and 1997.

         Condensed consolidated statements of cash flows -- Nine months ended September 30, 1998 and 1997.

         Notes to condensed consolidated financial statements --
              September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES

PART 1.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            September 30       December 31
                                                1998               1997
ASSETS                                         (Dollars in thousands)
Cash and due from banks                        $ 4,418         $ 4,348
Federal funds sold                               7,286           6,440
Securities:
  Available for sale                            15,620          11,834
  Held to maturity                               6,548          10,830
                                               -------         -------
TOTAL SECURITIES                                22,168          22,664

Loans:
  Commercial                                    59,750          50,552
  Residential mortgage                          19,802          19,836
  Installment loans to individuals               5,581           4,875
  Other                                          2,452           3,182
                                               -------         -------
GROSS LOANS                                     87,585          78,445

  Unearned income                                 (250)           (194)
  Allowance for loan losses                     (1,022)           (969)
                                               -------         -------
NET LOANS                                       86,313          77,282

Premises and equipment                           2,692           2,326
Real estate acquired in settlement of loans        950           1,533
Other assets                                     1,846           1,513
                                               -------         -------
                                              $125,673        $116,106
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing                         $ 13,596        $ 12,083
  Interest bearing                              94,806          88,677
                                               -------         -------
TOTAL DEPOSITS                                 108,402         100,760

Federal funds purchased and securities
  sold under agreement to repurchase             3,763           2,761
Long-term debt                                     557             583
Other liabilities                                1,535           1,471
                                               -------         -------
TOTAL LIABILITIES                              114,257         105,575

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
  Authorized--5,000,000 shares
  Issued and outstanding 1,084,153
  shares in 1998 and 1,004,094 shares
  issued and outstanding in 1997.                2,710           2,510
Additional paid-in-capital                       5,176           4,536
Retained earnings                                3,479           3,477
Net unrealized gain on securities
  available for sale                                51               8
                                               -------         -------
                                                11,416          10,531
                                               -------         -------
                                              $125,673        $116,106
                                              ========        ========

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                              Three months ended           Nine months ended
                                          September 30   September 30   September 30  September 30
                                                  1998         1997        1998          1997
Interest income:                               (Dollars in thousands)      (Dollars in thousands)
  Loans, including fees                      $ 1,997        $ 1,730       $ 5,789        $ 4,947
  Securities                                     325            388         1,030          1,188
  Other                                           76             69           218            144
                                             -------        -------       -------        -------
TOTAL INTEREST INCOME                          2,398          2,187         7,037          6,279

Interest expense:
  Deposits                                     1,237          1,081         3,595          3,097
  Federal funds purchased and securities
    sold under agreement to repurchase            36             41            88             98
  Other                                            8              9            24             26
                                             -------        -------       -------        -------
TOTAL INTEREST EXPENSE                         1,281          1,131         3,707          3,221
                                             -------        -------       -------        -------
NET INTEREST INCOME                            1,117          1,056         3,330          3,058
Provision for loan losses                         30             20            80             50
                                             -------        -------       -------        -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    1,087          1,036         3,250          3,008

Other income:
  Service charges on deposit accounts            206            141           632            358
  Other service charges and fees                  54             47           140             98
  Realized gain (loss) on securities
    available for sale                            (5)            (2)            5             (8)
  Realized loss on securities
    held to maturity                              (3)             0           (13)             0
  Gain (loss) on sale of real estate acquired
    in settlement of loans                         0              1           (62)           (23)
  Other income                                    61             49           169            119
                                             -------        -------       -------        -------
                                                 313            236           871            544

Other expenses:
  Salaries and employee benefits                 457            431         1,367          1,276
  Net occupancy                                  115            113           325            316
  Furniture and equipment expenses               133            110           374            332
  Other expenses                                 299            238           847            734
                                             -------        -------       -------        -------
                                               1,004            892         2,913          2,658
                                             -------        -------       -------        -------
INCOME BEFORE INCOME TAXES                       396            380         1,208            894

Applicable income taxes                          112            120           364            273
                                             -------        -------       -------        -------
NET INCOME                                   $   284        $   260       $   844        $   621
                                             =======        =======       =======        =======
Per share data (1):
  Basic                                      $  0.26        $  0.24       $  0.78        $  0.57
                                             =======        =======       =======        =======
  Diluted                                    $  0.24        $  0.22       $  0.71        $  0.52
                                             =======        =======       =======        =======
Dividends per share                          $     0        $     0       $     0        $     0
                                             =======        =======       =======        =======
Average shares outstanding (1):
  Basic                                    1,084,153      1,084,153     1,084,153      1,084,153
                                           =========      =========     =========      =========
  Diluted                                  1,192,738      1,185,179     1,192,738      1,185,179
                                           =========      =========     =========      =========

(1) September 30, 1997 restated to reflect 1998 stock dividend.

See notes to condensed consolidated financial statements

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                                Nine months ended
                                                September 30    September 30
                                                   1998         1997
                                                 (Dollars in thousands)
Net income                                      $ 844           $ 621

Other comprehensive income, net of tax:
  Unrealized gain on securities
    available for sale                             43              44
                                                ------          ------
COMPREHENSIVE INCOME                            $ 887           $ 665
                                                ======          ======

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                         Nine months ended
                                                   September 30        September 30
                                                   1998                1997
OPERATING ACTIVITIES                                (Dollars in thousands)
  Net income                                      $  844              $  621
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for loan losses                         80                  50
    Depreciation and amortization                    253                 250
    Realized loss (gain) on securities
      available for sale                              (5)                  8
    Realized loss on securities
      held to maturity                                13                   0
    Loss on sale of real estate
      acquired in settlement of loans                 62                  23
    Increase in interest receivable                  (80)               (138)
    Increase in interest payable                      46                  54
    Loss (gain) on disposal of fixed assets           (5)                  2
    Other                                           (258)               (169)
                                                 -------             -------
NET CASH PROVIDED BY OPERATING ACTIVITIES            950                 701

INVESTING ACTIVITIES
  Net decrease in short
    term investments                                (846)              3,346
  Purchase of securities held to maturity           (500)             (1,401)
  Purchase of securities available for sale       (9,394)             (4,327)
  Proceeds from:
    Maturity of securities available for sale      3,294               1,958
    Maturity of securities held to maturity        4,764               1,636
    Sale of securities available for sale          2,390               1,298
    Sale of real estate acquired in
      settlement  of loans                           662                 308
  Purchase of assets relating to real estate
    acquired in settlement of loans                 (141)               (117)
  Decrease from net change in loans               (9,111)             (9,300)
  Purchase of premise and equipment                 (614)               (166)
                                                 -------             -------
NET CASH USED BY INVESTING ACTIVITIES             (9,496)             (6,765)

FINANCING ACTIVITIES
  Increase (decrease) from net change
   in demand deposits and savings accounts          (640)                696
  Increase from net change in
    certificates of deposit                        8,282               4,704
  Principal payments on long-term debt               (26)                (26)
  Increase from net change in
    short-term liabilities                         1,002                 644
  Cash paid for fractional shares                     (2)                 (3)
                                                 -------             -------
NET CASH PROVIDED BY FINANCING ACTIVITIES          8,616               6,015
                                                 -------             -------
    NET INCREASE (DECREASE) IN CASH
      AND DUE FROM BANKS                              70                 (49)

Cash and due from banks at January 1               4,348               5,656
                                                 -------             -------

    CASH AND DUE FROM BANKS AT September 30      $ 4,418             $ 5,607
                                                 =======             =======

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

EARNINGS SUMMARY

Net income for the quarter ended September 30, 1998 totalled $284,000, as compared with $260,000 in the third quarter of 1997. On a per share basis, third quarter 1998 income was 26 cents compared with 24 cents for 1997.

Net income for the nine months ended September 30, 1998 totalled $844,000, as compared to $621,000 for the nine months ended September 30, 1997. On a per share basis, net income equalled 78 cents for 1998 compared to 57 cents for 1997. Total interest for the first nine months of 1998 increased to $7,037,000, a $758,000 or 12.1% increase over the first nine months of 1997. The items are discussed in more detail later in this report.


NET INTEREST INCOME

Net interest income was $1,117,000 for the quarter ended September 30, 1998 an increase of $61,000 over the comparable period in 1997. For the nine months ended September 30, 1998, net interest income increased to $3,330,000, an increase of $272,000 over 1997.

Total interest income was $2,398,000 for the quarter ended September 30, 1998 an increase of $211,000 over the same period in 1997. Interest income for the nine months ended September 30, 1998 increased by $758,000 over the same period of 1997. This increase is mainly attributable to a 16.3% increase in total loans when comparing September 30, 1998 to September 30, 1997.

Interest expense of $1,281,000 for the quarter ended September 30, 1998 represents a $150,000 increase from the comparable period in 1997. For the nine months ended September 30, 1998, interest expense increased by $486,000 over the same period of 1997. This increase is attributable to a 13.1% increase in interest bearing deposits when comparing September 30, 1998 to September 30, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $80,000 for the first nine months of 1998 as compared to $50,000 for the same period of 1997. Loan charge offs for the nine months ended September 30, 1998 totalled $30,000 and recoveries for the same period totalled $3,000. At September 30, 1998, Bank of the Commonwealth had a total allowance for loan losses of $1,022,000 or 1.2% of total loans.

OTHER INCOME

Other income for the quarter ended September 30, 1998 was $313,000, an increase of $77,000 from the $236,000 reported for the three months ended September 30, 1997. For the nine months ended September 30, 1998, other income was $871,000 as compared to $544,000 for the nine months ended September 30, 1997. $274,000 of this increase is attributable to an increase in service charges on deposit accounts.

OTHER EXPENSES

Other expenses for the quarter ended September 30, 1998 totalled
$1,004,000, an increase of $112,000 or 12.6% over the $892,000 recorded during the quarter ended September 30, 1997. For the nine months ended September 30, 1998 other expenses increased to $2,913,000 from the $2,658,000 recorded for the same period of 1997.

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

NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:

                              September 30, 1998        December 31, 1997

Loans past due 90 days or
more and still accruing          $  152,000             $  124,000

Nonaccrual loans                  1,363,000              1,450,000

Other real estate owned             950,000              1,533,000

                                 ----------             ----------

Total nonperforming              $2,465,000             $3,107,000
                                 ==========             ==========

CAPITAL POSITION

Shareholder's Equity for the Corporation increased to $11,416,000 from $10,531,000 or 8.4% from December 31, 1997 to September 30, 1998.
Shareholders' Equity for September 30, 1998 reflects a $51,000 net unrealized gain on securities available for sale in accordance with FASB 115, as compared to an $8,000 net unrealized gain as of December 31, 1997.

Bank Holding Companies are required to meet a 7.3% risk-based capital standard. The Corporation's risk based capital was 13.7% as of September 30, 1998.

STOCK DIVIDEND

The Board of Directors, at their February 1998 meeting voted to declare an eight percent stock dividend payable on the Company's common shares for stockholders of record as of March 31, 1998, on April 28, 1998. Fractional shares were paid in cash, based on the book value of a whole share at December 31, 1997 of $10.49.

YEAR 2000 STATEMENT

Bank of the Commonwealth has adopted an approach aimed at identifying and correcting Year 2000 problems by December 1998, including testing, which is planned to be substantially complete by that time. This will provide a full year to complete additional testing, as well as external testing to ensure that all of our systems are in compliance.

Specifically, Bank of the Commonwealth has a Year 2000 Committee, consisting of the Bank's Corporate Officers, representing all areas of the Bank. The Committee regularly reports and has the complete support of the Board of Directors. The Committee has taken the following approach for Year 2000 compliance:

<bullet>  An inventory and analysis of the various systems have been performed.  Mission-critical systems have been identified.

<bullet>  A budget of $110,000 has been established.  $25,000 of the budget is set aside for personnel costs for 1998-2000.
          Replacement and renovation has cost $70,650 to date. $14,350 still remains for expenses through 2000.

<bullet>  Non-compliant systems have been corrected through renovation or replacement.

<bullet>  Testing has begun on all systems to verify compliance.

<bullet>  Working with vendors and significant customers to determine to our satisfaction, that their systems will be Year 2000 compliant within an appropriate time frame.

<bullet>  Establishing contingency plans to address business continuity on January 1, 2000. Plans include a combination of alternative methods to perform a job, including manual procedures and incorporating our existing disaster recovery plans.

Bank of the Commonwealth is dedicated to ensure that all systems are fully tested and compliant, and January 1, 2000 will be uneventful from a systems standpoint.

SUMMARY

As of September 30, 1998, 68.2% of the Bank's loan portfolio consisted of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 73.2% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 1998, 72.5% of the Bank's total loan portfolio consisted of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Commonwealth Bankshares, Inc.
                                               (Registrant)


Date:  November 12, 1998               ----------------------------
                                       E. J. Woodard, Jr.
                                       Chairman of the Board, President
                                       & CEO


Date:  November 12, 1998               ----------------------------
                                       John H. Gayle
                                       Executive Vice President &
                                       Cashier