Form 10KSB
period 1998-12-31
COMMONWEALTH BANKSHARES INC
filed 1999-03-30
CIK 835012

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 Form 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

Commission file number 01-17377

                          Commonwealth Bankshares, Inc.
                 (Exact name of registrant as specified in its charter)

          Virginia                                54-1460991
(State or other jurisdiction of incorporated   (I.R.S. Employer
 or organization)                               identification No.)


        403 Boush Street
        Norfolk, Virginia                          23510
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:    (757) 446-6900


Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
      Title of each class                        on which registered

                 None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $2.50 Par Value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X           No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.      X
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999.

     State issuer's revenues for its most recent fiscal year
     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Common Stock, $2.50 Par Value -    1,084,153   shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 27, 1999 are incorporated by reference into Part III.


                                                                  1998 10-K
                                   Part I
Item 1. Descrpition of Business

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

Employees

     As of December 31, 1998, the Bank had 71 full-time equivalent employees. Management of the Corporation and the Bank considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Bank has never experienced any strike or labor dispute.

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

     The ability of the Corporation to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank's ability to pay dividends. See Note 7 to Consolidated Financial Statements.

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest
Differential

                                                               Year Ended December 31,
                                      1998                              1997                     1996

                           Average                      Average                     Average
                           Balance Interest Yield/Rate  Balance Interest Yield/Rate Balance Interest Yield/Rate
  Interest earning assets
  (taxable-equivalent
   basis (1)):
  Loans (net of unearned
  discount (2))          $84,917   $7,839    9.25%      $71,481   $6,776      9.48%   $65,710  $6,126     9.32%
  Investment securities   22,829    1,372    6.47        24,414    1,560      6.39     23,933   1,197     5.20
  Federal funds sold       6,122      330    5.39         4,006      219      5.47      6,614     423     6.40
                          ------    -----                ------    -----               ------   -----
   Total interest
      earning assets     113,868    9,541    8.47        99,901    8,555      8.56     96,257   7,746     8.13
Non-interest earning
 assets:
  Cash and due from
    banks                  4,276                          4,408                         4,408
  Premises and equipment   2,595                          2,415                         2,467
  Other assets             1,715                          2,166                         3,002
                           -----                          -----                         -----
  TOTAL                 $122,454                       $108,890                      $106,134
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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential continued. . .

                                                         Year Ended December 31,

                                           1998                          1997                          1996
                              Average                        Average                        Average
                              Balance  Interest  Yield/Rate  Balance  Interest  Yield/Rate  Balance  Interest Yield/Rate
                                                                      (Dollars in Thousands)
LIABILITIES &
SHAREHOLDERS'
EQUITY
Interest bearing liabilities:
  Savings and time deposits  $ 92,823  $ 4,907    5.29%      $ 81,580  $  4,236    5.19%    $ 80,037  $  4,009     5.01%

Federal funds purchased &
    securities sold under
    agreements to repurchase    2,854      121    4.23          3,165       140    4.42        3,142       156     4.96
 Long term debt                   557       32    5.75            583        34    5.83          609        36     5.91
 Short term debt                    0        0    0.00              0         0    0.00            0         0     0.00
                                -----    -----                  -----     -----                -----     -----
    Total interest bearing
      liabilities              96,234    5,060    5.26         85,328     4,410    5.17       83,788     4,201     5.01

 Non-interest bearing
     liabilities
     Demand deposits           13,500                          12,204                         11,600
     Other                      1,564                           1,399                          1,291
                               ------                          ------                         ------
     Total liabilities        111,298                          98,931                         96,679
     Common shareholders'
        equity                 11,156                           9,959                          9,455
                              -------                         -------                        -------

        TOTAL                $122,454                        $108,890                       $106,134
                             ========                        ========                       ========

Net interest earnings                  $  4,481                        $  4,145                       $  3,545
                                       ========                        ========                       ========
Net margin on interest
    earning assets on a taxable
    equivalent basis                              4.04                             4.21                            3.77
Average interest spread
   (taxable equivalent basis)                     3.21                             3.39                            3.12


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

                                       1998 Compared to 1997                       1997 Compared to 1996
Increase (Decrease) in:           Increase                                  Increase
                                 (decrease)     due       Net              (decrease)    due        Net
                                 to change      in:     Increase            to change     in:
Increase
                                  Volume       Rate    (decrease)            Volume      Rate
(decrease)


INTEREST INCOME
Investment securities            $   (98)   $ (90)     $ (188)              $  25      $ 338      $ 363
Federal funds sold                   114       (3)        111                (149)       (55)      (204)
Loans                              1,235     (172)      1,063                 546        104        650
                                   -----     -----      -----               -----      -----      -----
                                   1,251     (265)        986               1,097       (214)       883
                                   -----     -----      -----               -----      -----      -----
INTEREST EXPENSE
Savings and time
    deposits                         592       79         671                  78        149        227
Federal funds purchased &
    securities sold under
    agreement to repurchase          (13)      (6)        (19)                  1        (17)       (16)
Long term debt                                                                 (2)         0         (2)
Short term debt                       (1)      (1)         (2)                  0          0          0
                                    -----    -----       -----              -----      -----      -----
                                     578       72         650                  77        132        209
                                    -----    -----       -----              -----      -----      -----

Increase (Decrease) in
Net Interest Income                $ 673   $ (337)     $  336               $ 345     $  255     $  600
                                   =====    ======     ======               =====     ======     ======

Investment Portfolio

     The following table shows the book value (carrying value) of the Corporation's investment securities at December 31 of the years indicated below.


                                                                             December 31,

                                                      1998                1997                1996
                                                                     (In thousands)

U. S. Government and its Agencies                   $16,125             $20,048             $21,483
State and Municipals                                  6,370               2,465               2,028
Other Securities                                          7                   7                   7
Federal Home Loan Bank Stock                            352                   0                   0
Federal Reserve Bank Stock                              144                 144                 144
                                                    -------             -------             -------

                                                    $22,998             $22,664             $23,662


     The maturity distribution, par value, market value, and yield of the investment portfolio at December 31, 1998, is presented in the following table.


                                                                 December 31, 1998
                                                      Par Value         Market Value         Yield
                                                                        (In thousands)

     Within 3 months                                $     87            $     86              5.37%
     After 3 but within 6 months                           0                   0              0.00
     After 6 but within 12 months                          0                   0              0.00
     After 1 but within 5 years                        2,947               2,909              5.69
     After 5 but within 10 years                       4,522               4,478              6.34
     After 10 years                                   15,118              14,989              6.04
     Other Securities                                      7                   7             89.24
     Federal Home Loan Bank Stock                        352                 352              7.06
     Federal Reserve Bank Stock                          144                 144              6.00
                                                      ------              ------            ------
                                                     $23,177             $22,965              6.11
                                                     =======             =======


Loan Portfolio:

     The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31 for each of the past three years:

                                                                         December 31
                                         1998                         1997                  1996
                                                              (In thousands)
                                Amount         %            Amount         %          Amount         %

Commercial                     $15,990       17.46%        $13,861       17.71%   $   11,080       16.83%
Commercial mortgage             47,902       52.31          36,691       46.89        30,664       46.58
Residential mortgage            19,576       21.37          19,836       25.35        17,206       26.13
Installment loans to
   individuals                   5,290        5.78           4,681        5.98         4,436        6.74
Other                            2,818        3.08           3,182        4.07         2,448        3.72
                               -------       -----         -------      ------       -------      ------
     TOTAL                     $91,576      100.00%        $78,251      100.00%      $65,834      100.00%
                               =======      ======         =======      ======       =======      ======


The following table shows the maturity of loans outstanding as of December 31, 1998. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.
Loans are classified based upon the period in which the final payment is due.


                                                               December 31, 1998
                                                                                      Maturing
                                                             After One
                                              Within         But Within           After
                                              One Year       Five Years           Five Years        Total
                                                           (In thousands)

Commercial                                  $  5,174         $  8,465          $  2,351         $ 15,990
Commercial mortgage                           12,684           19,137            16,081           47,902
Residential Mortgage                           6,354            5,299             7,923           19,576
Installment loans to
    individuals                                1,931            2,906               727            5,564
Other                                          2,763               55                 0            2,818
                                             -------          -------           -------          -------
TOTAL                                        $28,906          $35,862           $27,082          $91,850



Loans maturing after one
    year with:
    Fixed interest rates                                       $7,832           $22,443
    Variable interest rates                                    28,030             4,639
                                                              -------           -------
     TOTAL                                                    $35,862           $27,082

Non-performing Loans:

     Non-performing loans consist of loans accounted for on a non-accrual basis (as judgementally determined by management based upon anticipated realization of interest income) and loans which are contractually past due
90 days or more as interest and/or principal payments. The following table presents information concerning non-performing loans for the periods indicated:

                                            December 31,
                                    1998           1997             1996
                                          (In thousands)

Non-accrual:
  Real estate Loans               $1,054          $1,343           $1,869
  Installment Loans                   41              28               16
  Credit cards and related plans       0               0                0
  Commercial (time and demand) and
    all other loans                   14              79              180
  Lease financing receivables          0               0                0
                                  ------          ------           ------
                                  $1,109          $1,450           $2,065


Contractually past - due
  90 days or more:
    Real estate Loans           $      0          $    0           $  102
    Installment Loans                 10               7                9
    Credit cards and related plans    57              41               20
    Commercial (time and demand)
      and all other loans            135              76               49
    Lease financing receivables        0               0                0
                                  ------          ------           ------

Total Non-performing              $1,311          $1,574           $2,245
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

     If nonaccruing loans had been performing fully, these loans would have contributed an additional $101.0 thousand to interest income in 1998, $123.9 thousand in 1997, and $100.5 thousand in 1996.

Summary of Loan Loss Experience:

     The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The allowance for loan losses is established and maintained at a level judged by management to be adequate to cover any anticipated loan losses to be incurred in the collection of outstanding loans. In determining the adequate level of the allowance for loan losses, management considers the following factors:
(a) loan loss experience; (b) problem loans,including loans judged to exhibit potential charge-off characteristics, loans on which interest is no longer being accrued, loans which are past due and loans which have been classified in the most recent regulatory examination; and (c) anticipated economic conditions and the potential impact these conditions may have on individual classifications of borrowers.

     The following table presents the Corporation's loan loss experience for the past five years:


                                            Year ended December 31,
                                       1998      1997      1996     1995    1994
                                                  (In Thousands)

Amount of loans outstanding at end
  of year (net of unearned income)   $91,576   $78,251   $65,835  $61,373  $55,463
                                     =======   =======   =======  =======  =======
Average amount of loans outstanding
  (net of unearned income)           $84,917   $71,481   $65,710  $59,459  $52,592
                                     =======   =======   =======  =======  =======

Balance of allowance for loan losses
  at beginning of year                 $ 969     $ 932    $1,256   $1,208   $1,129

Loans charged off:
  Commercial                              21         0        59        0       18
  Real Estate                             32         0       174        0        0
  Installment                             41        27        62        7       15
  Credit Cards and Other Consumer         11         4        43        6       22
                                         ---       ---       ---      ---      ---
Total loans charged off                  105        31       338       13       55
                                         ---       ---       ---      ---      ---
Recoveries of loans previously
charged off:
  Commercial                               0         1         3        0        9
  Real Estate                              0        11         1        0        3
  Installment                              2         3         6        6       12
  Credit Cards and Other Consumer          1         3         4        2        8
                                         ---       ---       ---      ---      ---
Total recoveries                           3        18        14        8       32
                                         ---       ---       ---      ---      ---
Net loans charged off                    102        13       324        5       23
Additions to allowance charged
  to expense                             102        50         0       53      102
                                         ---       ---       ---    -----    -----
Balance at end of year                 $ 969     $ 969    $  932   $1,256   $1,208

Ratio of net charge-offs to average
  loans outstanding                     0.12%     0.02%     0.49%    0.01%    0.04%



ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES:


The following table provides an allocation of the allowance for loan losses as of December 31, 1998:


                                                December 31, 1998

                                                          Percent of Loans
                                                          on each category
                                     Amount               to total loans
                                           (Dollars in Thousands)

Commercial                           $ 262                   31.64%
Commercial Mortgage                    420                   50.73
Residential Mortgage                    84                   10.15
Installment Loans to Individuals         5                    0.60
Other                                   57                    6.88
Unallocated                            141                     N/A
                                      ----                   -----

       Total                         $ 969                  100.00%
                                      ====                  ======




Deposits:


       The breakdown of deposits at December 31 for the years indicated is as follows:

                                                 December 31,
                                       1998         1997         1996
                                                     (In Thousands)
Non-interest bearing demand deposits $ 16,433    $ 12,083      $10,687
Interest-bearing demand deposits       16,896      18,011       17,807
Savings deposits                        5,304       4,874        4,238
Certificates of deposit:
   Less than $100,000                  61,006      57,066       52,234
   $100,000 or more                    16,531       8,726        5,296
                                      -------     -------       ------

                                     $116,170    $100,760      $90,262
                                      =======     =======       ======


       The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:


                                           December 31,

                                  1998            1997          1996

                             Amount  Rate   Amount   Rate   Amount  Rate
                                         (Dollars in Thousands)
Non-interest bearing demand
  deposits                 $ 13,500  0.00%  $12,204  0.00% $11,600  0.00%
Interest bearing demand
  deposits                   17,027  2.93    17,416  2.97   17,848  2.96
Savings deposits              6,082  2.98     5,055  2.97    4,673  2.98
Certificates of Deposit:
   Less than $100,000        57,110  6.04    52,882  6.04   52,547  6.09
   $100,000 or more          12,605  5.85     6,227  5.63    4,969  5.52
                            -------          ------         ------
                           $106,324         $93,784        $91,637
                            =======          ======         ======

       Remaining maturities of certificates $100,000 or more at December 31, 1998 as follows:

       Maturity                                    Amount
                                                (In Thousands)

       3 months or less                           $ 7,147
       Over 3 through 12 months                     4,411
       Over 12 months                               4,973
                                                   ------
                                                  $16,531
                                                   ======

Interest Rate Sensitivity Analysis:

       The following table provides the maturities of investment securities, loans, and deposits at December 31, 1998, and measures the interest rate sensitivity gap for each range of maturity indicated:



                                                        December 31, 1998
                                                               Maturing
                                                                      Non-
                                                                      Interest
                                                                      Earning/
                                                   After              Bearing
                                                   one but            Assets/
                                         Within    Within   After     Liabili-
                                         One       Five     Five      ties and
                                         Year      Years    Years     Equity      Total
                                                       (In Thousands)

Assets

    Investment Securities               $591      $2,018   $20,389        $0     $22,998
    Loans                             28,906      35,862    27,082         0      91,850
    Other Assets                       7,379           0         0    10,010      17,389
                                      ------      ------    ------    ------      ------
 Total Assets                         36,876      37,880    47,471    10,010     132,237

Liabilities and
    Shareholders' Equity

    Demand Deposits-Non Interest           0           0         0    16,433      16,433
    All Interest-bearing Deposits     63,100      36,601        36         0      99,737
    Other Liabilities                  2,483           0       557     1,447       4,487

Shareholders' Equity                       0           0         0    11,580      11,580
                                      ------      ------    ------    ------      ------
Total Liabilities and
Shareholders' Equity                  65,583      36,601       593    29,460     132,237
                                      ------      ------    ------    ------     -------

Interest Rate
  Sensitivity Gap                   $(28,707)    $ 1,279   $46,878  $(19,450)        $ 0




Return on Equity and Assets

The following table highlights certain ratios for the periods indicated:

                                                       Year Ended December 31,
                                                     1998          1997          1996

Net income to:
  Average total assets                               .90            .85           .79
  Average shareholders' equity                      9.91           9.35          8.85

Dividend payout ratio (dividends declared per
  share divided by net income per share)             .00            .00           .00

Average shareholders' equity to average total
  assets ratio                                      9.11           9.13          8.91


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

    The Bank operates a branch office in Norfolk at 4101 Granby Street and four branches in Virginia Beach at 225 South Rosemont Road, 2712 North Mall Drive, 1124 First Colonial Road and 1870 Kempsville Road.. One of the locations is owned by the Bank and the remaining four are leased under long-term operating leases with renewal options, at total annual rentals of approximately $108,000 paid to unrelated parties.

Item 3.  Legal Proceedings

    None

Item 4.  Submission of Matters to a Vote of Securities Holders

    None

                           PART II
Item 5.  MARKET PRICE OF COMMON STOCK AND RELATED MATTERS

    Commonwealth Bankshares, Inc. had 1,084,153 shares of capital stock outstanding on December 31, 1998. Shareholders of record total 488 and reside in 23 states and 1 foreign country. 374 residents of the Commonwealth of Virginia hold 49.5% of the shares outstanding. These percentages do not reflect shares held by Virginia residents in nominee form.

    ANDERSON & STRUDWICK, INC., Underwriters/Distributors of Investment Securities are an "active market maker" in the stock of the Corporation. ANDERSON & STRUDWICK, INC. maintains offices in Richmond, Charlottesville, Fredericksburg, Lynchburg, and Norfolk, Virginia. They are members of the New York Stock Exchange.

    Additionally, McKinnon & Company, Inc. has been a net market maker in the stock of Commonwealth Bankshares, Inc.

    Please refer to the table below entitled Common Stock Performance for a breakdown of the trades quoted by ANDERSON & STRUDWICK, INC. for the four quarters of 1998 and four quarters of 1997. It is the opinion of management that this range accurately reflects the market value of the Company's common stock at the present time. The most recent transfer of the Bank's stock of which management is aware was at $15.00 per share.

    There were no cash dividends declared during 1998, 1997 or 1996. The Corporation issued a six (6%) percent stock dividend during the first quarter of 1996 and 1997, and an eight percent (8%) stock dividend during the first quarter of 1998.

Common Stock Performance

                                          Common Stock Prices

                                    1998              1997

                              High      Low      High      Low

First Quarter                $14.82    $13.68   $10.75    $9.90
Second Quarter               $15.75    $14.25   $11.25   $10.00
Third Quarter                $16.00    $14.50   $11.50   $10.50
Fourth Quarter               $15.50    $14.75   $15.25   $11.00


    The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

    At February 28, 1999, there were more than 500 record holders of the Corporation's common stock (based on the number of record holders as of the date).


Item 6.  Selected Consolidated Financial Data

    The following table sets forth certain selected consolidated financial data for the past five years.

                                                   Years Ended December 31,
                                          1998     1997     1996     1995    1994
                                      (Dollars in thousands, except per share data)

Income Statement Amounts:

  Gross interest income                 $9,547   $8,553   $7,744   $6,859   $5,831
  Gross interest expense                 5,060    4,410    4,201    3,632    2,652
                                         -----    -----    -----    -----    -----
  Net interest income                    4,487    4,143    3,543    3,227    3,179
  Provision for possible loan
    losses                                (102)     (50)      (1)    ( 53)    (102)
                                         -----    -----    -----    -----    -----
  Net interest income after
    provision                            4,385    4,093    3,542    3,174    3,077
  Other operating income                 1,186      869      871      810      746
  Other operating expense                3,984    3,605    3,213    2,866    2,731
                                         -----    -----    -----    -----    -----
  Income before income
    taxes and other item                 1,587    1,357    1,200    1,118    1,092
  Income taxes                             482      427      364      282      278
                                         -----    -----    -----    -----    -----

Net income                              $1,105   $  930   $  836   $  836   $  814
                                         =====    =====    =====    =====    =====


Per Share Data (1):

  Net income per share - basic (1)       $1.02     $.86     $.77     $.77     $.75
  Cash dividends per share                   0        0        0        0        0
  Book value (at year end)               10.68    10.49     9.53     8.73     7.76

Balance Sheet Amounts:
(at year end)
  Total assets                        $132,237 $116,106 $106,170  $95,037  $81,458
  Total loans (net of unearned income)  91,576   78,251   65,833   61,373   55,463
  Total deposits                       116,170  100,760   90,262   82,256   71,324
  Long-term debt                           557      583      609      684      662
  Total equity                          11,580   10,531    9,568    8,770    7,787


(1)  Adjusted to reflect 1998, 1997, 1996 and 1995 stock dividends.


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

New Accounting Standards

    In June 1997 the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Corporation adopted this new accounting standard as of January 1, 1998 and there was no material impact on the consolidated financial statements.

YEAR 2000 ISSUE

     The Company and the Bank have considered the impact of Year 2000 issues on their computer systems and applications. The Year 2000 issue is the result of most computer programs being issued using two digits, rather than four, to define the applicable year. As a result, these computer programs may not recognize the correct date after December 31, 1999. In addition, other systems and equipment that are not traditional computers also may contain embedded hardware or software that have a similar problem.

     The Company first began assessing its Year 2000 readiness in 1997, when the Board began an awareness program. Since that time, an inventory and analysis of the various systems has been performed. The Company developed a remediation plan, implementation and conversion activities are in progress and testing of mission critical systems was substantially complete at December 31, 1998. Management anticipates the testing of mission critical systems will be fully completed by the end of the first quarter 1999, however, the Company plans to continue testing these systems throughout the remainder of the year. The Company (and Bank) formed a Year 2000 Committee in July 1997 (the "Committee"), consisting of the Bank's corporate officers, representing all areas of the Bank. The Committee, which has the complete support of the Board, regularly reports to the Company's Board of Directors.

     The Committee established a test plan in accordance with the Federal Financial Institution Examination Counsel ("FFIEC Guidelines"), which plan and implementation are subject to examination by the Federal Reserve Board.

     The Committee has inventoried and analyzed all of the Company's and Bank's various computer systems, first concentrating on mission critical systems, and then reviewing all other computer-related systems. In addition, the Company has reviewed all non-information technology systems that may contain embedded dates. Non-compliant systems have been corrected through renovation or replacement. The Company has evaluated the state of readiness of all of its critical vendors, and believes that they will be prepared for the Year 2000. Computer systems with which the Bank's systems interact to service the Bank's customers, such as automated teller machines, will be tested, and management anticipates that this testing will be completed by the end of the second quarter 1999.

     The Bank has evaluated its significant customers to determine that their systems will be Year 2000 compliant within the appropriate timeframe. In September 1998, the Bank surveyed its largest 200 loan customers, to assess their Year 2000 readiness and determine whether or not the Bank needed to create additional reserves in the event any of these customers are not able to pay their loans due to the Year 2000 issue. As a result of the Bank's survey, the Company did not believe it was necessary to increase its allowance for loan losses. The Bank continues to monitor these customers.



     As of December 31, 1998, the Year 2000 project has cost an aggregate of $98,550, approximately $57,000 of which constituted software upgrades, $25,000 of which was personnel costs projected through the Year 2000, and the remainder of which constituted a variety of other costs, including hardware replacement. Additional expenditures of approximately $11,500 are budgeted to complete the Year 2000 project. While these expenditures have not required deferment of any additional Year 2000 efforts, the Company has delayed introduction of any new initiatives until the Year 2000 project is completed.

     The Company is in the process of establishing contingency plans to address continuity of business on January 1, 2000 in the event that some or all of its systems fail. Management anticipates that these contingency plans will be completed at the beginning of the second quarter 1999. Plans include a combination of alternative methods to perform a job, including manual procedures and incorporating the Bank's existing disaster recovery plan. Another issue that the Bank will address in the second quarter is the adequacy of its cash reserves and related security concerns. Because several advisors are recommending to the public that they maintain abnormally high levels of cash, the Bank anticipates that it will need to have additional available cash, and may need to increase its security measures as a result of the additional cash.

     The potential impact of Year 2000 will depend not only on the Company's efforts but also on the Year 2000 readiness of entities on which the Company depends, including public utility companies and phone companies. Dependence on these vendors subjects the Company to a risk, for which the Company cannot completely prepare.

     The Company believes that the most likely worst case Year 2000 scenario would not have material adverse effect on the Company's results of operations and financial conditions in the year ending December 31, 2000. The Company's assessment is limited by the Company's legal right to demand information and assurances, the willingness and ability of third parties to provide such information, and the reliability of the information provided. In addition, the Company believes that no entity can address the unlimited number of possible circumstances relating to the Year 2000 issue, including risks outside the Company's marketplace.

     Certain information in the above discussion constitute forward-looking statements about the Company's Year 2000 readiness that involve risks and uncertainties that may be adversely effected due to third party vendors' and customers' failure to resolve the Year 2000 issue, despite their prior representations, the ability of public utilities to operate and similar factors beyond the control of the Company.


Financial Condition and Results of Operations
Commonwealth Bankshares, Inc. and Subsidiary

    This commentary provides an overview of Commonwealth Bankshares, Inc.'s financial condition, changes in financial condition and results of operations for the years 1996 through 1998. The following discussions should assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the statistical information.

Earnings Overview

    Net income in 1998 of $1.105 million represented an 18.85% increase over the $930 thousand reported for the year 1997. This earnings record, the highest in the Bank's history, reflects the Bank's continued growth in core operating earnings, improved credit quality, record loan growth and positive trends which are expected to continue into 1999.

    Net income for 1997 of $930.0 thousand represented an 11.18% increase over the $836.4 thousand reported in 1996.

    Commonwealth's core earnings, defined by the Corporation as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as securities gains, have improved steadily since 1993.

    The key profitability measures of return on average assets (ROA) and return on average total shareholders' equity (ROE) reflected improvement in 1998 when compared with 1997 and 1996 as a result of an improvement in the Bank's net interest income and a substantial growth in the Bank's loan portfolio. This growth was created by the migration of many small to medium sized businesses to Bank of the Commonwealth from regional financial
institutions serving the Hampton Roads community.   ROA equaled .90% in
1998 compared with .85% in 1997 and .79% in 1996. ROE equaled 9.91% in 1998 compared with 9.35% in 1997 and 8.85% in 1996. These ratios, along with other significant earnings and balance sheet information for each of the years in the five-year period ended December 31, 1998, are shown in Table 1 as follows:

Table 1 - Selected Financial Information

(Dollars in thousands, except per share data)

Results of Operations (for the year):   1998      1997      1996      1995      1994
                                        ----      ----      ----      ----      ----
Income From Earning Assets            $9,547    $8,553    $7,744    $6,859    $5,831
Net Interest Income                    4,487     4,143     3,543     3,227     3,179
Provision For Loan Loss                  102        50         1        53       102

Net Income                             1,105       930       836       836       814

Earnings Per Share:
Net Income-Basic(1)                    $1.02     $0.86     $0.77     $0.77     $0.75
Average Shares Outstanding (1)     1,084,153 1,084,153 1,084,153 1,084,153 1,084,153

Financial Condition (at December 31):
Total Assets                        $132,237  $116,106  $106,170   $95,037   $81,458
Total Equity                          11,580    10,531     9,568     8,770     7,787

Selected Ratios (for the year):
Return on Average Common
  Shareholders' Equity                  9.91%     9.35%     8.85%    10.17%    10.89%
Return on Average Assets                0.90%     0.85%     0.79%     0.94%     1.04%
Net Interest Margin                     3.81%     3.99%     3.75%     3.92%     4.53%

(1)   Adjusted to reflect 1998, 1997, 1996, & 1995 stock dividends

    Earnings per share increased 18.61% during 1998 reaching $1.02 per share or $.16 per share over the $.86 per share reported in 1997.

    Earnings per share increased 11.69% during 1997 reaching $.86 per share or $.09 per share over the $.77 per share reported in 1996. Significant items affecting the change in earnings per share for 1998,
1997, and 1996 are summarized as follows:


                                              1998              1997
                                               vs.               vs.
                                              1997              1996

    Interest on loans and                  11.6% increase   10.4% increase
    investments and loan fees

    Interest on deposits and               14.7% increase    4.9% increase
    funds purchased

    Net interest income                     8.3% increase   16.9% increase

    Provision for loan losses             $52.0  thousand  $49.2 thousand
                                                 increase        increase



NET INTEREST INCOME AND NET INTEREST MARGIN

    A fundamental source of Commonwealth's earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities.
The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.

    The net interest margin is calculated as tax-equivalent net interest income divided by average earning assets, and represents the Corporation's net yield on its earning assets.

    In 1998 the net interest margin of 3.81% represented a slight decline of 18 basis points over the net interest margin of 3.99% recorded in 1997. The decrease in net interest margin of 4.51% was brought about by a more rapid decline in the rate of return on the loans and securities portfolios when compared with the rate of decline in the Bank's sources of funding.

    The net interest margin for 1997 was 3.99% compared to 3.75% for 1996. The increase was principally attributable to a higher return on loans outstanding. The decline in 1996 was primarily attributable to a 0.5% increase in the cost of deposits for 1996 as compared to 1995. The performance reported herein is reflected in Commonwealth's earning assets yield which declined 9 basis points to 8.47% in 1998 compared with 8.56% in 1997, compared with an improvement of 43 basis points to 8.56% in 1997 compared with a decline of 55 basis points to 8.13% in 1996.
Commonwealth's average cost of deposits increased 9 basis points in 1998 to 5.26% when compared with an increase of 16 basis points in 1997 from 1996. The substantial decreases in nonperforming assets of $797 thousand to $2.31 million in 1998, $858 thousand to $3.1 million at the end of 1997, and $1.36 million to $3.96 million at the end of 1996, will result in a favorable impact on the net interest margin during future periods since the major reductions in nonperforming assets occurred at year end 1996, 1997, and 1998 respectively. The level of nonperforming assets negatively impacted earnings during 1998, 1997 and 1996 in the amounts of $101.0 thousand, $123.9 thousand, and $100.5 thousand respectively.

    Average interest earning assets increased $14.0 million in 1998, $8.7 million in 1997, and $16.3 million in 1996. Average net loans increased $13.4 million in 1998, $5.8 million in 1997, and $6.3 million in 1996. Average investment securities decreased by $1.6 thousand in 1998, increased $480.4 thousand during 1997, and $7.6 million during 1996.


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

    On a quarterly basis, Commonwealth's management evaluates the adequacy of the allowance for loan losses and, based on such review, establishes the amount of the provision for loan losses. For large commercial and real estate exposure, a detailed loan-by-loan review is performed. The remainder of the commercial and real estate portfolio is analyzed utilizing a formula-based determination of the allowance. The formula is impacted by the risk rating of the loan, historical losses and expectations. Loan loss allowances for the various consumer credit portfolios are based on historical and anticipated losses and the current and projected characteristics of the various portfolios. In addition, consideration of factors such as economic conditions, underwriting standards, and compliance and credit administration practices may impact the level of inherent credit loss. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

    A continuing strong economy, combined with the Corporation's continued loan workout activities resulted in a modest contribution to the provision for loan losses during 1998, 1997 and 1996 respectively. The Corporation made provisions for loan losses of $101.7 thousand in 1998, $49.8 thousand in 1997, and $0.5 thousand in 1996. Details of the activity in the allowance for loan losses for the past three years are shown in Note 4 to the Consolidated Financial Statement.


    Net charge-offs during 1998 were $102 thousand compared with $13 thousand and $324 thousand reported during 1996. The level of charge-offs for 1998 reflected normal increases as a result of the continued growth in the loan portfolio. The level of charge-offs during 1996 reflected loses sustained, which were primarily attributable to the Bank's relationship with one borrower, a relationship which was in a workout position for an extended period of time. Current expectations are that total net charge-offs in 1999 will be comparable with the Bank's experience during 1998.

    This expectation is based upon assumptions regarding the general economic climate in Commonwealth's trade area and the performance characteristics of the loan portfolio, including Commonwealth's continued success in working out remaining nonperforming loans. Changes in these conditions could warrant different results.

    The allowance for loan losses at December 31, 1998 was $969 thousand which was unchanged compared with December 31, 1997 and an increase over the $932 thousand reported at year end 1996. This represented 1.06% of year-end gross loans at December 31, 1998 compared with 1.24% of year-end gross loans at December 31, 1997 and 1.41% of year-end gross loans at December 31, 1996.

    The tables on the following pages provide an analysis of the activity in the Corporation's nonperforming assets and allowance for loan losses for each of the last three years. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

    Nonperforming loans at December 31, 1998 declined $263 thousand to $1.31 million when compared with the $1.57 million at year-end 1997. During 1997 nonperforming loans declined $671 thousand when compared with 1996. Nonperforming loans continue to be centered in a relatively small number of loans with large balances. Based on the Bank's current workout plans, we expect to return each of these loans to an accrual status during 1999 with minimum losses to the Bank. Each of the loans are fully secured and represent minimal risk.

    The Corporation continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets. As a part of this workout process, the Corporation routinely reevaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each nonperforming asset.

    The amount of loans past due 90 days or more that were not classified as nonaccrual loans totaled $202 thousand at December 31, 1998, $124 thousand at December 31, 1997, and $180 thousand at December 31, 1996.

    The following table reflects the trends discussed herein:

Nonperforming Assets

                                1998        1997        1996

December 31

90 Days delinquent and still
accruing                      $202,000    $124,000    $180,000

Nonaccrual                   1,109,000   1,450,000   2,065,000

Foreclosed properties          999,000   1,533,000   1,720,000
                            ----------  ----------  ----------

Total Nonperforming Assets  $2,310,000  $3,107,000  $3,965,000
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

Loan Portfolio

    The Corporation's credit risk is centered in its loan portfolio which on December 31, 1998 totaled $91.9 million, or 75.1% of total earning assets compared with $78.4 million or 72.9% of total earning assets at year end 1997 and $66.0 million or 69.2% total earning assets at year end 1996. The Corporation's overall objective in managing loan portfolio risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration.

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

    A credit review group conducts ongoing reviews of the loan portfolio, reexamining on a regular basis risk assessments for loans and overall compliance with policy.

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

    As the volume of past due loans declines, it is anticipated that the level of nonaccrual loans will be reduced. It should be noted that of all loans on nonaccrual, the majority are making regular monthly payments. All loans for the most part are fully secured with workout arrangements currently in place.

    If nonaccruing loans had been performing fully, these loans would have contributed an additional $101.0 thousand to interest income in 1998, $123.9 thousand in 1997, and $100.5 thousand in 1996.

    The Corporation's Other Real Estate Owned (OREO) at December 31, 1998 declined to $999 thousand following a decline in 1997 of $187 thousand from the $1.7 million reported at December 31, 1996. Of the $999 thousand, three of the properties representing $781.8 thousand are generating income under operating leases. The balance representing $216.9 thousand are in various stages of liquidation.

    During the last three years, there have been additions to and liquidations of other real estate owned. There was 1 addition in 1998, no additions during 1997, and properties acquired during 1996 equaled $603 thousand. Proceeds from the properties disposed of during 1998 equaled $670 thousand compared with $302.5 thousand and $2.6 million in 1997 and 1996 respectively.

    During 1998 and 1997, there were net losses on the sale of other real estate of $61.6 thousand and $22.5 thousand respectively compared with a $12.7 thousand gain in 1996.

    The Bank has developed individual action plans for each property for the ultimate liquidation of these properties. The objectives are diligently pursued by management and reviewed with the Board of Directors monthly.

Other Income

    Total other income increased significantly in 1998 to $1.19 million compared with $869.0 thousand reported in 1997, a 36.6% increase. Total other income was relatively unchanged in 1997 compared with 1996. The increase in 1998 was primarily attributable to the significant increase in service charges and fees on deposits which is indicative of the recent trend in commercial banking to generate additional income from services not related to the lending function.

    In each of the three years mentioned, income from OREO properties equaled $82.9, $88.6 and $218.6 thousand respectively.

Other Expense

    Total other expense increased to $3.98 million in 1998 or 10.5% following increases of 12.2% and 12.1% in 1997 and 1996 respectively. This represents a moderate increase when compared with the increase in the Corporation's noninterest income and the Bank's overall growth. These results reflect management's continued emphasis and commitment to the management of this area of the Bank's operations. Salaries and employee benefits, the largest component of other expenses increased by 8.9% in 1998 following increases of 11.3% in 1997 and 13.3% in 1996. Again, this increase is a result of the Bank's overall growth, fully staffing the Bank's new branch on Kempsville Road and the Bank's newly formed
Trust Department. Net occupancy expense increased $14.8 thousand in 1998, $120.1 thousand in 1997, and a $24.3 thousand increase in 1996. The increases in 1998, 1997 and 1996 reflects necessary modifications and improvements to the Bank's physical facilities and the opening of the Bank's sixth branch location. Other operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $144.9 thousand or 14.6% in 1998 compared with an increase of $59.3 thousand or 6.4% in 1997, and an increase of $130 thousand or 16.2% in 1996. Again, when compared with the increase in the Corporation's noninterest income during the past three years, the increase in noninterest expense is considered nominal and reflects normal increases for outside services.

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

    The Bank's funding requirements are supplied from a wide range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrrowings. Large certificates of deposit, over $100,000 accounted for 14.2%, 8.1%, and 5.5%, of the Bank's total deposits at December 31, 1998, 1997, and 1996 respectively. As a percentage of average assets, core deposits decreased to 80.1% in 1996, increased to 84.5% in 1997, and decreased to 81.4% in 1998. Management seeks to ensure adequate liquidity to fund loans, deposit withdrawals, and the Bank's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Bank maintains a portfolio of marketable investment securities, structures and monitors the flow of funds from these securities and from maturing loans, and maintains access to short-term funding sources, including a Federal funds line of credit with its correspondent banks and the ability to borrow from the Federal Reserve System.

    The Corporation's loan portfolio net of unearned income and allowance for loan losses increased by 17.2% to $90.6 million in 1998 compared with a 19.1% increase in 1997 to $77.3 million from the $64.9 million at year end 1996. Balances in a number of loan categories also increased. Total commercial loans increased 26.4% to $63.9 million in 1998 compared with an increase of 21.1% to $50.6 million in 1997, following a 15.5% increase in 1996 to $41.7 million. These increases reflect a continuing exodus of commercial customers from the area's regional institutions to Bank of the Commonwealth, the oldest community Bank in Southside Hampton Roads. Consumer loans increased $689 thousand or 14.1% in 1998 following an increase of $274 thousand or 6.0% in 1997 and a decline of $630.9 thousand or 15.9% in 1996.

Sources of Funds

    Purchased liabilities are composed of certificates of deposit of $100,000 and over (large CDs) and balances held in "sweep accounts" for customers. Purchased funds at December 31, 1998 equaled $19.0 million or a 65.5% increase in short-term borrowings during 1998 following a $28.6 million to $10.9 million during 1997 as compared with the $8.8 million reported in 1996. At December 31, 1998, 1997 and 1996, approximately 100% of Commonwealth's purchased funds consisted of funds invested by local customers which, as such, are less volatile than other categories of purchased funds or brokered deposits. On both an average and year-end basis, the composition of purchased funds continued to shift in 1998, 1997 and 1996 from the balance sheet category of large CDs to short-term borrowings. This shift in mix coincided with liquidity needs and balance sheet management strategies in a low interest rate environment.

Uses of Funds

    Total earning assets at December 31,1998 increased 14.0% from year-end 1997 compared with 1997's increase of 12.8% from year-end 1996's increase of 13.6%. The increase in earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from $64.9 million in 1996 to $90.6 million in 1998.

    The composition of long-term investment securities as of December 31, 1998, 1997 and 1996 is presented in Note 3 to the Consolidated Financial Statements.

    At year-end 1998, 1997 and 1996, investment securities totaled $23.0 million, $22.7 million, and $23.7 million respectively.

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

    The total investment in the securities portfolio at December 31, 1998 was approximately $23.0 million.

    The portfolio is well diversified among several market sectors as summarized below:

    Sector                                           Percent

    Municipals                                          28%
    Floating Mortgage-Backed (MBS)                      20%
    Fixed U. S. Government Agency                       20%
    Fixed Mortgage-Backed (MBS)                         13%
    Floating Collateralized Mortgage Obligations (CMO)   9%
    Fixed Collateralized Mortgage Obligations (CMO)      7%
    Floating Agency                                      3%

    The overall portfolio is currently projected to yield 6.20% on a fully taxable equivalent basis. It has a weighted average life of 5.1 years, a weighted average repricing term of 3.5 years, and 68% of total holdings are invested in fixed rate securities. 76% of the portfolio has been placed in the Available For Sale (AFS) category for FAS 115 purposes. The Bank will continue to place a higher percentage of its investments in the AFS portfolio. The portfolio currently contains an unrealized loss on sale of $70.7 thousand.

    The portfolio has a short repricing distribution with 48% repricing within the next twelve months. Adjustable Rate securities total $8.3 million par value and represent 32% of the total portfolio. These securities are well diversified among a variety of indices. The diversity in indices results in a consistent performing adjustable rate portfolio regardless of the direction or level of interest rates. Currently, the adjustable rate securities portfolio is projected to yield 5.56% with a weighted average months-to-roll of 4.6 months.

    Fixed rate, U.S. Agency securities, excluding Index Amortizing Notes
(IANs), total $4.7million par value and represent 20% of total holdings. The portfolio is diversified among various call types as 58% are continuously callable (i.e. anytime after the first call date), 31% are discretely callable (i.e. on coupon payment dates) and 11% are non-callable prior to maturity.

    Index Amortization Notes (IANs) are Agency debentures whose principal is repaid in a similar fashion as CMOs. These issues total $576 thousand par value and are projected to yield 6.08% with an expected average life of
0.99 years based on consensus prepayment estimates. These securities also have a short average final stated maturity of just over five years, or March 2004.

    Municipal holdings total $7.3 million par value, or 28% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.58%. These issues have excellent credit quality, as 98% of the portfolio is AA-rated or higher. The two largest states represented in the portfolio include New York at 23% and Pennsylvania at 13%. The effective maturity date of the municipal portfolio is September 2007, or approximately 8.5 years.

    Fixed rate CMOs total $1.6 million par value, or 7% of total holdings, and are well diversified among a variety of structures and maturities. Overall, the portfolio is relatively short with 18% having an expected average life of between three to five years. The portfolio is currently projected to yield 5.67% with an expected average life of 1.1 years based on the historical one-month prepayment rate.

    Fixed rate mortgage pools total $3.3 million par value, or 13% of total holdings. These securities are invested in a variety of Balloon, 15-year, 20-year, and 30-year final maturity pools and is well diversified among coupon rates. Overall, the portfolio is projected to yield 6.42% with a projected average life of 4.7 years based on the one-month historical prepayment rate.

    Management frequently assesses the performance of the investment portfolio to ensure its yield and cash flow performances are consistent with the broad strategic plan of the entire Bank. Flexibility is one of the hallmarks of the Bank's ability to meet the dynamic banking needs of its customers.

    Year-end total loans net of unearned income increased $13.3 million or 17.0% in 1998 following a $12.4 million or 18.9% increase in 1997, and an increase of 7.2% or $4.5 million at year end 1996. The results were largely due to the efforts of the Bank's officers to develop new loan relationships with customers from the area's regional institutions combined with an improved economic environment.

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

    During the past three years, a considerable volume of new loan relationships have been developed with "old line and well-established" local businesses, who have transferred their relationships to Commonwealth from other "regional financial institutions" that are experiencing further consolidation. This has been an excellent source of new business for the Bank. We intend to aggressively continue to target these relationships in future periods.

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

    Based on the Corporation's earnings record for 1998, the Corporation declared an 8% stock dividend, compared with a 6% stock dividend in 1997 and 1996. It is anticipated that this policy will continue to be re-evaluated during 1999. Based on the Corporation's continued improved record of profitability, it is expected that the payment of cash dividends will be initiated in future periods.

Income Taxes

    Corporations are required to pay the greater of the regular corporate income tax or the alternative minimum tax (AMT).

    In 1998, income tax expense was $482.3 thousand, up from $427.7 thousand in 1997, and $364.3 thousand in 1996. These increases were attributable to improvements in earnings.

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

Capital Resources and Adequacy

    Average shareholders' equity increased at the rate of 12.0% in 1998 compared with 9.4% in 1997, and 15.1% in 1996. During these periods, the sole source of capital to the Bank has been internally generated retained earnings.

    The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

    Risk-based capital ratios are another measure of capital adequacy. At December 31, 1998, the Bank's risk-adjusted capital ratios were 11.8% for Tier 1 and 12.8% for total capital, well above the required minimums of 4.0% and 8.0% respectively, as compared with 12.5% and 13.7% respectively at December 31, 1997 and 13.1% and 14.4% at December 31, 1996. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on-and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on-and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, Commonwealth was considered "Well-capitalized," the highest category of capitalization defined by the regulators allowing the lowest level of FDIC insurance premium rates, as of December 31, 1998, 1997, and 1996.

    The Bank's capital is adequate to support the present level of assets and to provide for some future growth.

    At December 31, 1998, shareholders' equity stood at $11.6 million as compared with $10.5 million at year-end 1997, and $9.57 million at year-end 1996. These increases were brought about by a net profit of $1.105 million in 1998, a net profit of $930.0 thousand in 1997, and a net profit of $836.4 thousand in 1996.

    In order to maintain a strong equity capital position, to protect against the risks of loss, in the investment and loan portfolios and on other assets, management will continue to monitor the bank's capital position. Several measures have been or will be employed, to maintain the Bank's capital position, including but not limited to:

        *Continuing its efforts to return all nonperforming assets to performing status,

        *Monitoring the Bank's growth, and

        *Continued utilization of its formal asset/liability policy.

    Once again, it should be noted that the Bank's capital position has always exceeded and continues to exceed the minimum standards established by the regulatory authorities.


FIVE-YEAR SUMMARY CONSOLIDATED BALANCE SHEETS



                                                               December 31
                                        1998           1997           1996           1995           1994
ASSETS

Cash and due from banks           $5,383,384     $4,347,967     $5,655,944     $5,135,875     $4,764,835
Investment securities:
  Available for sale              17,332,509     11,833,736      9,590,274      5,968,175      6,489,145
  Held to maturity                 5,665,833     10,830,242     14,072,217     11,290,140      8,393,628
Federal funds sold                 7,378,500      6,440,417      5,718,439      5,131,844      1,056,522
Loans:
  Commercial                      15,990,112     13,861,467     11,078,914      8,889,880      9,899,880
  Commercial construction          1,522,464      1,600,521      1,867,926      1,470,129        988,192
  Commercial mortgage             46,379,110     35,090,563     28,796,673     25,795,631     21,068,295
  Residential mortgage            19,576,529     19,836,295     17,206,173     18,668,317     16,376,434
  Installment loans to individuals 5,564,235      4,874,850      4,600,931      3,970,015      4,103,107
  Other                            2,817,787      3,181,766      2,448,714      2,809,860      3,272,096
                                 -----------    -----------    -----------    -----------    -----------
              GROSS LOANS         91,850,237     78,445,462     65,999,331     61,603,832     55,708,004
Less: Unearned income               (274,472)      (194,100)      (164,724)      (231,186)      (244,930)
        Allowance for loan losses   (969,000)      (969,000)      (932,000)     1,256,000)    (1,208,000)
                                 -----------    -----------    -----------    -----------    -----------
                                  90,606,765     77,282,362     64,902,607     60,116,646     54,255,074
Premises and equipment             2,742,015      2,325,677      2,442,691      2,340,746      1,912,657
Other assets                       3,128,238      3,045,336      3,788,054      5,053,931      4,486,250
                                 -----------    -----------    -----------    -----------    -----------
                                $132,237,244   $116,105,737   $106,170,226    $95,037,357    $81,458,111
LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing            $16,433,391    $12,083,459    $10,686,956    $13,147,115     $9,080,263
  Interest bearing                99,736,424     88,676,591     79,575,499     69,109,244     62,243,345
                                 -----------    -----------    -----------    -----------    -----------
              TOTAL DEPOSITS     116,169,815    100,760,050     90,262,455     82,256,359     71,323,608

Securities sold under
  agreement to repurchase          2,483,725      2,760,068      3,573,350      2,290,477        744,855

Long-term debt                       557,056        583,168        609,280        684,019        661,504
Other liabilities                  1,446,903      1,470,963      2,156,671      1,036,116        940,808
                                 -----------    -----------    -----------    -----------    -----------
              TOTAL LIABILITIES  120,657,499    105,574,249     96,601,756     86,266,971     73,670,775

SHAREHOLDERS' EQUITY

Common stock                       2,710,383      2,510,235      2,368,752      2,235,258      2,109,313
Additional paid capital            5,175,939      4,536,468      4,106,361      3,715,666      3,376,454
Retained earnings                  3,740,072      3,477,142      3,121,362      2,811,562      2,443,469
Accumulated other
  comprehensive income (loss)        (46,649)         7,643        (28,005)         7,900       (141,900)
                                 -----------    -----------    -----------    -----------    -----------
                                  11,579,745     10,531,488      9,568,470      8,770,386      7,787,336
                                 -----------    -----------    -----------    -----------    -----------

                                $132,231,244   $116,105,737   $106,170,226    $95,037,357    $81,458,111
                                 ===========    ===========    ===========     ==========     ==========


FIVE-YEAR SUMMARY OF CONSOLIDATED OPERATIONS
                                                                Years Ended December 31
                                                       1998         1997         1996         1995         1994

Interest on loans and investments and loan fees  $9,546,891   $8,553,087   $7,744,380   $6,858,537   $5,831,266
Interest on deposits and federal funds purchased  5,060,073    4,409,992    4,201,221    3,631,792    2,652,383
                                                 ----------   ----------   ----------   ----------   ----------
   Net Interest Income                            4,486,818    4,143,095    3,543,159    3,226,745    3,178,383

Provision for loan losses                          (101,738)     (49,762)        (529)     (52,932)    (101,787)
                                                 ----------   ----------   ----------   ----------   ----------
Net Interest Income After Provision
   for Loan Losses                                4,385,080    4,093,333    3,542,630    3,173,813    3,077,096

Other Income
   Security gains (loss)                              5,084       10,077        3,570       28,430       (9,187)
   Gains (loss) on sale of real estate              (61,561)     (22,459)     (12,744)       8,668      (11,146)
   Other operating income                         1,243,147      881,401      879,795      772,963      766,736
                                                 ----------   ----------   ----------   ----------   ----------

Total Other Income                                1,186,670      869,019      870,621      810,061      746,403

Other Expenses:
   Salaries and employee benefits                 1,862,484    1,709,545    1,535,427    1,354,088    1,270,731
   Occupancy expenses (net)                         435,770      420,943      300,844      276,531      203,212
   Furniture and equipment expenses                 548,691      481,917      443,316      432,693      410,621
   Other operating expenses                       1,137,214      992,290      932,974      802,897      846,593
                                                 ----------   ----------   ----------   ----------   ----------

Total Other Expenses                              3,984,159    3,604,695    3,212,561    2,866,209    2,731,157
                                                 ----------   ----------   ----------   ----------   ----------

Income Before Income Taxes                        1,587,591    1,357,657    1,200,690    1,117,665    1,092,342

Applicable Income Tax Expense                       482,339      427,692      364,264      282,148      278,251
                                                  ---------      -------      -------      -------      -------

Net Income for Year                              $1,105,252     $929,965     $836,426     $835,517     $814,091
                                                  =========      =======      =======      =======      =======

Net Income per share - basic (1)                      $1.02        $0.86        $0.77        $0.77        $0.75

 Net Income per share assuming dilution (1)           $0.93        $0.80        $0.73        $0.74        $0.74

Average shares outstanding (1)                    1,084,153    1,084,153    1,084,153    1,084,153    1,084,153

Average shares - assuming dilution (1)            1,188,072    1,167,052    1,149,217    1,124,093    1,102,386

(1) Adjusted to reflect 1998, 1997, 1996 & 1995 Stock Dividends.



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

  Edward J. Woodard, Jr., 56

            Chairman of the Board, President and Chief Executive Officer of the Corporation and the Bank.

  John H. Gayle, 60

            Executive Vice President and Secretary of the Corporation and Executive Vice President and Cashier of the Bank, and Vice President and Secretary of BOC Title Hampton Roads.

  Richard R. Early, 54

            Senior Vice President and Senior Trust Officer of the Bank since September 1996. Prior to accepting the position with the Bank, Mr. Early was Senior Vice President and Senior Trust Officer at Bank of Lancaster from May 1990 through September 1996.

  Simon Hounslow, 34

            Senior Vice President and Commercial Loan Officer of the Bank.

  Richard W. Webb, 46

            Vice President and Branch Administration Officer of the Bank. Prior to joining the Bank in August 1993, Mr. Webb was a banker with Home Savings Bank from 1975 through July 1993.

  Item 10. Executive Compensation.

            The information called for in this Item is incorporated by reference from the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Corporation's fiscal year.

  Item 11. Security Ownership of Certain Beneficial Owners and Management.

            The information called for in this Item is incorporated by reference from the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Corporation's fiscal year.

  Item 12. Certain Relationships and Related Transactions.

            The information called for in this item is incorporated by reference form the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Corporation's fiscal year.

  Item 13. Exhibits and Reports on Form 8-K.

  (a) (3)     Exhibits

              3.1  Articles of Incorporation.  Filed June 15, 1988, as
                   Exhibit 3.1to the Registrant's Form S-4, and incorporated herein by reference.

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

             10.10 Amendment to Deferred Supplemental Compensation
                   Agreement with Edward J. Woodard, Jr. Filed March 30,1994, as Exhibit 10.10 to Registrant's Form 10-K, and incorporated herein by reference.

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

             10.14 Second amendment to deferred supplemental agreement
                   dated December 27, 1978, with Edward J. Woodard, Jr. Filed herein.

      (b) Reports filed on Form 8-K for the quarter ended December 31, 1998.

             None




                             ANNUAL REPORT ON FORM 10-KSB
                                        ITEM 8,
                             LIST OF FINANCIAL STATEMENTS
                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                             YEAR ENDED DECEMBER 31, 1998
                             COMMONWEALTH BANKSHARES, INC.


  FORM 10-KSB--ITEM 7

  COMMONWEALTH BANKSHARES, INC.

  LIST OF FINANCIAL STATEMENTS

  The following consolidated financial statements of Commonwealth
Bankshares, Inc. and
  subsidiary are included:

     Consolidated balance sheets--December 31, 1998 and 1997.

     Consolidated statements of income--Years ended December 31, 1998, 1997 and 1996.

     Consolidated statments of comprehensive income--Years ended December
         31, 1998, 1997 and 1996.

     Consolidated statements of stockholders' equity--Years ended December
         31, 1998, 1997 and 1996.

     Consolidated statements of cash flows--Years ended December 31, 1998, 1997 and 1996.

     Notes to consolidated financial statements--December 31, 1998.

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

Date:   March 29, 1999              by:

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

                                    John H. Gayle
                                    Executive Vice President & Cashier
                                    (Principal Financial Officer)

                            COMMONWEALTH BANKSHARES, INC.

                                 1998 SEC VERSION








                                      INDEX


	                                                           PAGE

Independent Auditors' Report	                                F-2

Financial Statements

Consolidated balance sheets	                                 F-3
Consolidated statements of income	                           F-5
Consolidated statements of comprehensive income	             F-6
Consolidated statements of stockholders' equity	             F-7
Consolidated statements of cash flows	                       F-8
Notes to consolidated financial statements	                  F-9


Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia


We have audited the accompanying consolidated balance sheets of Commonwealth Bankshares, Inc. and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Bankshares, Inc. and its subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                	POTI, WALTON & ASSOCIATES, PC
                                  (Formerly Plott & Walton, PC)



Richmond, Virginia
January 15, 1999

                       COMMONWEALTH BANKSHARES, INC.

      	                 CONSOLIDATED BALANCE SHEETS

      	                 DECEMBER 31, 1998 AND 1997

        	                          ASSETS


                                             1998          1997
Cash and cash equivalents:
  Cash and due from banks              $5,383,384     $4,347,967
  Federal funds sold                    7,378,500      6,440,417
                                       ----------     ----------
    Total cash and cash equivalents    12,761,884     10,788,384

Investment securities:
  Available for sale                   17,332,509     11,833,736
  Held to maturity                      5,665,833     10,830,242

Loans receivable:
  Commercial                           15,990,112     13,861,467
  Commercial construction               1,522,464      1,600,521
  Commercial mortgage                  46,379,110     35,090,563
  Residential mortgage                 19,576,529     19,836,295
  Installment loans to individuals      5,564,235      4,874,850
  Other                                 2,817,787      3,181,766
                                       ----------     ----------
     Gross loans                       91,850,237     78,445,462
  Unearned income                        (274,472)      (194,100)
  Allowance for loan losses              (969,000)      (969,000)
                                       ----------     ----------
     Loans, net                        90,606,765     77,282,362

Premises and equipment, net             2,742,015      2,325,677
Foreclosed real estate                    998,697      1,533,435
Accrued interest receivable               856,458        800,913
Other assets                            1,273,083        710,988
                                       ----------     ----------
                                     $132,237,244   $116,105,737
                                      ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  1998           1997

Liabilities:
  Deposits:
    Non-interest bearing demand deposits   $16,433,391    $12,083,459
    Interest bearing:
      Demand deposits                       16,895,521     18,011,047
      Savings deposits                       5,303,955      4,873,839
      Other time deposits                   77,536,948     65,791,705
                                           -----------    -----------
         Total deposits                    116,169,815    100,760,050

Securities sold under agreements
   to repurchase                             2,483,725      2,760,068

Long-term debt                                 557,056        583,168

Accrued interest payable                       381,067        403,839

Other liabilities                            1,065,836      1,067,124
                                           -----------    -----------

        Total liabilities                  120,657,499    105,574,249


Stockholders' equity:
  Common stock, par value $2.50,
    5,000,000 shares authorized;
    1,084,153 and 1,004,094 shares
    issued and outstanding in 1998 and
    1997, respectively                       2,710,383      2,510,235
  Additional paid-in capital                 5,175,939      4,536,468
  Retained earnings                          3,740,072      3,477,142
  Accumulated other comprehensive
    income (loss)                              (46,649)         7,643
                                           -----------    -----------
Total stockholders' equity                  11,579,745     10,531,488
                                           -----------    -----------
                                          $132,237,244   $116,105,737



                            COMMONWEALTH BANKSHARES, INC.

	                    CONSOLIDATED STATEMENTS OF INCOME

	            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                           1998        1997        1996

Interest income:
  Loans, including fees              S7,837,677  $6,774,908  $6,124,352
  Investment securities               1,379,586   1,559,530   1,196,919
  Other interest income                 329,628     218,649     423,109
                                     ----------  ----------  ----------
Total interest income                 9,546,891   8,553,087   7,744,380

Interest expense:
  Deposits                            4,906,526   4,235,619   4,009,124
  Other interest expense                153,547     174,373     192,097
                                     ----------  ----------  ----------
Total interest expense                5,060,073   4,409,992   4,201,221
                                     ----------  ----------  ----------
Net interest income                   4,486,818   4,143,095   3,543,159

Provision for loan losses              (101,738)    (49,762)       (529)
                                     ----------  ----------  ----------
Net interest income after
  provision for loan losses           4,385,080   4,093,333   3,542,630

Other income (loss):
  Service charges on deposit accounts   824,827     526,540     443,958
  Other service charges and fees        369,776     273,044     306,295
  Other                                  (7,933)     69,435     120,368
                                     ----------  ----------  ----------
Total other income                    1,186,670     869,019     870,621

Other expenses:
  Salaries and employee benefits      1,862,484   1,709,545   1,535,427
  Net occupancy expense                 435,770     420,943     300,844
  Furniture and equipment expense       548,691     481,917     443,316
  Other operating expense             1,137,214     992,290     932,974
                                     ----------  ----------  ----------
Total other expenses                  3,984,159   3,604,695   3,212,561
                                     ----------  ----------  ----------
Income before income taxes            1,587,591   1,357,657   1,200,690

Provision for income taxes              482,339     427,692     364,264
                                     ----------  ----------  ----------
Net income                           $1,105,252    $929,965    $836,426
                                     ==========  ==========  ==========
Per share data:
  Basic                                   $1.02        $.86        $.77
                                     ==========  ==========  ==========
  Diluted                                  $.93        $.80        $.73
                                     ==========  ==========  ==========



                       COMMONWEALTH BANKSHARES, INC.

      	       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

       	    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                           1998        1997        1996
Net income                           $1,105,252    $929,965    $836,426
Other comprehensive income,
  net of income tax:
    Unrealized gains (losses)
    on securities available for sale    (54,292)     35,648     (35,905)
                                     ----------  ----------   ----------
Comprehensive income                 $1,050,960    $965,613    $800,521


                       COMMONWEALTH BANKSHARES, INC.

          	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, and 1996

                                                                Accumulated
                                          Additional            Other
                              Common      Paid-in    Retained   Comprehensive
                              Stock       Capital    Earnings   Income (Loss)     Total
Balance, December 31, 1995  $2,235,258  $3,715,666  $2,811,562     $7,900      $8,770,386
  Net income                         -           -     836,426          -         836,426
6% stock dividend -
     53,398 shares             133,494     390,695    (526,626)         -          (2,437)
Net change in unrealized
  loss on securities
  available for sale                 -           -           -    (35,905)        (35,905)
                            ----------  ----------  ----------   --------      ----------
Balance, December 31, 1996   2,368,752   4,106,361   3,121,362    (28,005)      9,568,470
  Net income                         -           -     929,965          -         929,965
  6% stock dividend -
    56,593 shares              141,483     430,107    (574,185)         -          (2,595)
Net change in unrealized
  gain on securities
  available for sale                 -           -           -     35,648          35,648
                            ----------  ----------  ----------   --------      ----------
Balance, December 31, 1997   2,510,235   4,536,468   3,477,142      7,643      10,531,488
Net income                           -           -   1,105,252          -       1,105,252
8% stock dividend -
  80,059 shares                200,148     639,471    (842,322)         -          (2,703)
Net change in unrealized
  loss on securities
  available for sale                 -           -           -    (54,292)        (54,292)
                             ---------  ----------  ----------   --------      ----------
Balance, December 31, 1998  $2,710,383  $5,175,939  $3,740,072   $(46,649)    $11,579,745
                            ==========  ==========  ==========   ========     ===========



                                  COMMONWEALTH BANKSHARES, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996

                                          1998        1997        1996
Operating activities:
Net income                          $1,105,252    $929,965    $836,426
Adjustments to reconcile
  net income to net
  cash from operating
  activities:
    Provision for loan losses          101,738      49,762         529
    Depreciation and amortization      370,417     338,200     305,934
    Other, net                         133,279      78,099    (162,356)
    Net change in:
      Accrued interest receivable      (55,545)    (64,821)   (101,709)
      Accrued interest payable         (22,772)     69,677      50,436
      Other assets                    (616,565)   (217,407)    195,185
                                     ---------   ---------   ---------
Net cash from operating activities   1,015,804   1,183,475   1,124,445
Investing activities:
  Purchase of securities
    held to maturity                  (992,619) (3,098,544) (6,200,301)
Purchase of securities
    available for sale             (12,951,300) (8,251,207) (9,065,980)
Net purchase of premises
    and equipment                     (782,043)   (221,881)   (342,582)
Net expenditures on
    foreclosed real estate            (157,811)   (138,820)   (257,771)
Net change in loans                (13,465,516)(12,429,517) (5,423,798)
Proceeds from:
Maturities of securities
  held to maturity                   6,138,292   5,495,645   4,167,374
Sales and maturities of
  securities available for sale      7,394,086   6,916,709   5,263,583
Sale of real estate acquired
  in settlement of loans               670,000     302,534   2,629,900
                                   ----------- -----------   ---------
Net cash used in investing
  Activities                       (14,146,911)(11,425,081) (9,229,575)
Financing activities:
Net change in:
  Other time deposits               11,745,243   8,261,228   8,099,728
Demand,interest bearing
  demand and savings deposits        3,664,522   2,236,368     (93,632)
Securities sold under
  agreements to repurchase            (276,343)   (813,282)  1,282,873
Other                                  (28,815)    (28,707)    (77,175)
                                   -----------  ----------  ----------
Net cash from financing activities  15,104,607   9,655,607   9,211,794
Net increase (decrease)
  in cash and cash equivalents       1,973,500    (585,999)  1,106,664
Cash and cash equivalents,
  January 1                         10,788,384  11,374,383  10,267,719
                                   -----------  ----------  ----------
Cash and cash equivalents,
  December 31                      $12,761,884 $10,788,384 $11,374,383
                                   =========== =========== ===========
Supplemental disclosure of cash
  paid during the year for:
    Interest                        $5,082,993  $4,340,315  $4,150,785
    Income taxes                       631,174     433,635     274,867

Note 1   Summary of Significant Accounting Policies

The accounting and reporting policies of Commonwealth Bankshares, Inc.
(the Parent) and its subsidiary, Bank of the Commonwealth (the Bank) and its subsidiary, BOC Title of Hampton Roads, Inc., are in accordance with generally accepted accounting principles and conform to accepted practices within the banking industry. A summary of significant accounting policies is briefly described below.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Parent and the Bank and its subsidiary, collectively referred to as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations - The Bank operates under a state bank charter and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation of the Bureau of Financial Institutions and the Federal Reserve System. The Bank serves Norfolk and Virginia Beach, Virginia through its six banking offices.

Estimates - Management uses estimates and assumptions in preparing financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenue and expenses.

Investment Securities - Investment securities which the Bank intends to hold until maturity or until called are classified as held to maturity. These investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Investment securities which the Bank intends to hold for indefinite periods of time, including investment securities used as part of the Bank's asset/liability management strategy, are classified as available for sale. These investment securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as accumulated other comprehensive income (loss).

Gains and losses on the sale of investment securities are determined using the specific identification method.


Note 1   Summary of Significant Accounting Policies (Continued)
Loans Receivable - Loans receivable are intended to be held until maturity and are shown on the balance sheet net of the allowance for loan losses. Interest is computed by methods which generally result in level rates of return on principal. Interest on past due and problem loans is accrued until serious doubt arises as to the collectibility of the interest.
The Bank grants commercial, real estate, and consumer installment loans to its customers. Collateral requirements for loans are determined on a loan by loan basis depending upon the purpose of the loan and the financial condition of the borrower. In the normal course of business, to meet the credit needs of its customers, the Bank has made commitments to extend credit. These commitments represent a credit risk which is not recognized in the balance sheet. The Bank uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case by case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements.

Allowance for Loan Losses - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Foreclosed Real Estate - Foreclosed real estate is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings.

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

Note 1   Summary of Significant Accounting Policies (Continued)

Income Taxes - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws on rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Per Share Data - In February 1997 the FASB issued Statement No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share information. The Company adopted this new accounting standard as of December 31, 1997 and there was no material impact on the consolidated financial statements.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:


                                   1998        1997        1996

Weighted average shares
  outstanding used to compute
  basic earnings per share    1,084,153   1,084,153   1,084,153


Incremental shares issuable
  upon the assumed exercise of
  stock options                 103,919      82,899      65,064
                              ---------   ---------   ---------

Shares used to compute
diluted earnings per share    1,188,072   1,167,052   1,149,217
                              =========   =========   =========


Earnings per share for 1997 and 1996 have been restated to reflect an 8% stock dividend that was paid on April 28, 1998.


Financial Instruments - In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.


Note 1   Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accrued interest receivable, demand deposits, savings deposits, and short-term borrowings approximates fair value. The fair value of securities is based on quoted market prices. The remainder of the recorded financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments at year end.

Fair values for off-balance sheet lending commitments approximate the contract or notional value taking into account the remaining terms of the agreements and the counterparties' credit standings.

Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and due from banks and federal funds sold.

Reclassifications - Certain prior year amounts have been reclassified to conform to the 1998 presentation. These reclassifications have no effect on previously reported net income.

Note 2   Concentrations of Credit Risk

At December 31, 1998, the Bank's cash and due from banks included one commercial bank deposit account aggregating $4,235,437 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.


Note 3   Investment Securities

The carrying and market values of investment securities are as follows:

                                  Carrying     Unrealized   Unrealized   Market
                                   Amount        Gains        Losses     Value
December 31, 1998

Available for sale:
  U.S. Government and agency
    Securities                   $3,502,101     $13,305      $11,510    $3,503,896
  Mortgage-backed securities      8,778,983      25,574       68,973     8,735,584

  State and municipal securities  4,618,427      12,978       42,054     4,589,351
  Other equities                    503,678           -            -       503,678
                                 ----------     -------      -------    ----------
                                $17,403,189     $51,857     $122,537   $17,332,509
                                ===========     =======     ========   ===========
Held to maturity:
  U.S. Government and agency
  Securities                     $1,071,938      $2,215      $57,010    $1,017,143
  Mortgage-backed securities      2,813,503      10,522       23,472     2,800,553
  State and municipal securities  1,780,392      35,839            -     1,816,231
                                 ----------     -------      -------    ----------
                                 $5,665,833     $48,576      $80,482    $5,633,927
                                 ==========     =======      =======    ==========
December 31, 1997
Available for sale:
  U.S. Government and agency
  Securities                     $4,950,654     $10,661         $300    $4,961,015
  Mortgage-backed securities      6,045,988      19,869       33,660     6,032,197
  State and municipal securities    673,835      15,011            -       688,846
  Other equities                    151,678           -            -       151,678
                                 ----------     -------      -------    ----------
                                $11,822,155     $45,541      $33,960   $11,833,736
                                 ==========     =======      =======    ==========
Held to maturity:
  U.S. Government and agency
  Securities                     $4,921,265     $11,508     $117,897    $4,814,876
  Mortgage-backed securities      4,132,456      39,516       63,471     4,108,501
  State and municipal securities  1,776,521      18,399          651     1,794,269
                                 ----------     -------      -------    ----------
                                $10,830,242     $69,423     $182,019   $10,717,646
                                 ==========     =======      =======    ==========

Note 3   Investment Securities (Continued)

A maturity schedule of investment securities as of December 31, 1998 is as follows:

                                   Available for Sale          Held to Maturity
                                 Carrying        Market      Carrying       Market
                                  Amount         Value        Amount        Value

Due:
  In one year or less        $        -     $        -         $86,803       $86,043
  After one year through
    five years                        -              -       1,913,086     1,870,025
  After five years through
    ten years                 2,783,584      2,796,864         452,441       470,994
  After ten years             5,336,944      5,296,383         400,000       406,312
                              ---------      ---------       ---------     ---------
                              8,120,528      8,093,247       2,852,330     2,833,374
Mortgage-backed securities    8,778,983      8,735,584       2,813,503     2,800,553
Equity securities               503,678        503,678               -             -
                              ---------      ---------       ---------     ---------
                            $17,403,189    $17,332,509      $5,665,833    $5,633,927
                             ==========     ==========       =========     =========

Securities with a carrying value of $10,472,897 and $12,816,353 and market value of $10,381,425 and $12,704,594 at December 31, 1998 and 1997,
respectively, were pledged as collateral to secure public deposits and for other purposes.

Note 4   Loans Receivable

Although the Bank has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the commercial real estate operators and hotel/motel sectors. The majority of these loans are collateralized by a deed of trust on real estate. The approximate outstanding balances of loans in these sectors are as follows:

                                                    December 31,
                                                1998             1997
Commercial real estate operators           $13,700,000      $10,300,000
Hotel/motel                                  6,800,000        3,100,000

A summary of transactions in the allowance for loan losses follows:

                                          1998        1997         1996
Balance at beginning of year            $969,000    $932,000   $1,256,000

Provision charged to operating expense   101,738      49,762          529
Loan charge-offs                        (105,218)    (30,576)    (338,106)
Loan recoveries                            3,480      17,814       13,577
                                        --------    --------   ----------
Balance at end of year                  $969,000    $969,000     $932,000


Note 5   Premises and Equipment

Premises and equipment are summarized as follows:

                                                   December 31,
                                               1998          1997
Land                                         $263,802      $185,918
Buildings and improvements                  1,612,422     1,448,789
Leasehold improvements                        338,576       310,757
Furniture and equipment                     2,997,073     2,549,101
Construction in progress                       71,398        23,474
                                            ---------     ---------
                                            5,283,271     4,518,039
Less accumulated depreciation               2,541,256     2,192,362
                                            ---------     ---------
                                           $2,742,015    $2,325,677
                                            =========     =========

Note 6   Deposits

The aggregate amount of time deposits with minimum denominations of $100,000, was approximately $15,636,000 and $8,173,000 at December 31, 1998 and 1997,
respectively.

At December 31, 1998, the scheduled maturities of certificate of deposits included in other time deposits on the balance sheet are as follows:

                1999                 $37,784,311
                2000                  21,682,976
                2001                   2,525,714
                2002                   2,778,754
                2003                   7,106,164
                Thereafter                22,571
                                     -----------
                                     $71,900,490
                                     ===========

Note 7   Dividend Limitations

Dividends may be paid to the Parent by the Bank under formulas established by the appropriate regulatory authorities. These formulas contemplate that the current earnings and earnings retained for the two preceding years may be paid to the Parent without regulatory approval. In 1999, the Bank can initiate dividend payments without said regulatory approvals of approximately $2,043,000 plus an additional amount equal to the Bank's net earnings for 1999 up to the date of any such dividend declaration. Substantially all of the retained earnings of the Parent are represented by undistributed earnings of the Bank.

Note 8   Short-Term Borrowings

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The maximum amount outstanding at the end of a month was $3,948,091 and $4,359,253 during 1998 and 1997, respectively. The average daily balance was $2,853,812 and $3,164,985 during 1998 and 1997, respectively. The securities underlying these agreements were under the Bank's control.


Note 9   Income Taxes

The current and deferred components of income tax expense are as follows:

                                             1998         1997         1996

Current                                  $563,490     $492,714     $258,031
Deferred                                  (81,151)     (65,022)     106,233
                                          -------      -------      -------
Provision for income taxes               $482,339     $427,692     $364,264
                                          =======      =======      =======

A reconciliation between the provision for income taxes and the amount computed by multiplying income by the current statutory 34% federal income tax rate is as follows:


                                             1998         1997         1996

Income tax expense at statutory rates    $539,781     $461,603     $408,234
Increase (decrease) due to:
  Tax exempt income                       (61,303)     (42,684)     (53,221)
  Other                                     3,861        8,773        9,251
                                          -------      -------      -------
Provision for income taxes               $482,339     $427,692     $364,264
                                          =======      =======      =======

Deferred income taxes result from timing differences between taxable income and the income for financial reporting purposes. The only significant timing difference relates to the provision for loan losses.

The net deferred tax asset consists of the following:


                                                       December 31,
                                                   1998       1997

Deferred tax asset                             $705,173   $602,171
Deferred tax liability                         (152,754)  (158,873)
                                                -------    -------
Net deferred tax asset                         $552,419   $443,298
                                                =======    =======

Note 10   Related Parties

During the year, officers, directors, principal stockholders, and their affiliates (related parties) were customers of and had transactions with the Bank in the ordinary course of business. In management's opinion these transactions were made on substantially the same terms as those prevailing for other customers for comparable transactions and did not involve more than normal risks. Loan activity to related parties is as follows:


                                                   1998        1997
Beginning of year                            $2,553,484  $2,601,252

Additional borrowings                         1,476,197     518,157
Curtailments                                 (1,536,455)   (565,925)
                                              ---------   ---------
End of year                                  $2,493,226  $2,553,484

Note 11   Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined ) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.


Note 11   Regulatory Matters (Continued)

As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based,and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented below.


                                                          For Capital            To Be Well
                                      Actual           Adequacy Purposes         Capitalized
                                Amount       Ratio     Amount       Ratio     Amount       Ratio
As of December 31, 1998:
Total capital (to risk
  weighted assets)          $12,367,000      12.8% > $7,741,000   > 8.0%  > $9,676,000    >10.0%
Tier I capital (to risk
  weighted assets)           11,398,000      11.8% >  3,870,000   > 4.0%  >  5,806,000    > 6.0%
Tier I capital (to average
  assets)                    11,398,000       8.7% >  5,232,000   > 4.0%  >  6,540,000    > 5.0%

As of December 31, 1997:
Total capital (to risk
  weighted assets)          $11,257,000      13.7% > $6,567,000   > 8.0%  > $8,208,000    >10.0%
Tier I capital (to risk
  weighted assets)           10,288,000      12.5% >  3,283,000   > 4.0%  >  4,925,000    > 6.0%
Tier I capital (to average
  assets)                    10,288,000       9.0% >  4,588,000   > 4.0%  >  5,735,000    > 5.0%

Note 12   Disclosures About Fair Value of Financial Instruments

Fair value and the carrying value of the Bank's recorded financial instruments are as follows (in thousands):


                             December 31, 1998       December 31, 1997
                             Carrying     Fair       Carrying     Fair
                              Amount     Value        Amount      Value
Cash and cash equivalents    $12,718    $12,718       $10,712    $10,712
Investment securities         22,998     22,965        22,664     22,552
Net loans                     90,235     92,934        76,933     78,209
Deposits                     116,280    118,356       100,999    101,710
Securities sold not owned      2,484      2,484         2,760      2,760
Long-term debt                   557        535           583        536

The contract or notional amount of financial instruments with off-balance sheet risk are as follows:

                                               December 31,
                                             1998         1997
Commitments to extend credit          $12,983,891   $8,508,211
Standby letters of credit                 568,456      352,968

Note 13   Year 2000 Statement

The Bank has considered the impact of the Year 2000 issues on the Bank's computer systems and applications and developed a remediation plan. Conversion activities are in process, and conversion and testing are substantially complete as of December 31, 1998, and expected to be fully complete by March 31, 1999.

Specifically, the bank has a Year 2000 Committee, consisting of the bank's Corporate Officers, representing all areas of the Bank. The Committee regularly reports to and has the complete support of the Board of Directors. The Committee has taken the following approach for Year 2000 compliance:

* An inventory and analysis of the various systems have been performed. Mission-critical systems have been identified.
* Non-compliant systems have been corrected through renovation or replacement.
* As of December 31, 1998, replacement and renovation has cost $98,550. Additional expenditures of approximately $12,000 are expected to complete the project.
* Working with vendors and significant customers has determined that their systems will be Year 2000 compliant within an appropriate time frame.
* Contingency plans have been established to address business continuity on January 1, 2000. Plans include a combination of alternative methods to perform a job, including manual procedures and incorporating the Bank's existing disaster recovery plans.

The Bank is dedicated to ensure that all systems are fully tested and compliant, and that January 1, 2000 will be uneventful.

Note 14   Parent Company Only Financial Information

                          COMMONWEALTH BANKSHARES, INC.
                             (PARENT COMPANY ONLY)

                                BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997

                                  ASSETS



                                                            1998          1997

Cash on deposit with subsidiary                         $104,197      $238,353
Investment in subsidiary                              11,351,747    10,296,571
Due from subsidiary                                        2,172             -
Premises (net of accumulated depreciation of $1,411)     121,629             -
                                                      ----------    ----------
                                                     $11,579,745   $10,534,924
                                                      ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Due to subsidiary                                    $         -   $     3,436
Total stockholders' equity                            11,579,745    10,531,488
                                                      ----------    ----------
                                                     $11,579,745   $10,534,924
                                                      ==========    ==========

Note 14   Parent Company Only Financial Information (Continued)

                        COMMONWEALTH BANKSHARES, INC.
                           (PARENT COMPANY ONLY)

                           STATEMENTS OF INCOME

            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                    1998         1997         1996
Income:
  Rental income                    $2,000      $    -       $    -
                                    -----       -----        -----
Total income                        2,000           -            -

Expenses:
  Legal expense                     4,277       3,539        2,719
  Other                             4,111       1,667        1,100
                                    -----       -----        -----
Total expenses                      8,388       5,206        3,819
                                    -----       -----        -----

Loss before income taxes and
  equity in undistributed net
  income of subsidiary

                                   (6,388)     (5,206)      (3,819)

Income tax benefits                 2,172       1,770        1,298
                                    -----       -----        -----
Loss before equity in
  undistributed net income
  of subsidiary                    (4,216)     (3,436)      (2,521)

Equity in undistributed net
  income of subsidiary          1,109,468     933,401      838,947
                                ---------    --------     --------

Net income                     $1,105,252    $929,965     $836,426
                                =========     =======      =======

Note 14   Parent Company Only Financial Information (Continued)

                       COMMONWEALTH BANKSHARES, INC.
                          (PARENT COMPANY ONLY)

                        STATEMENTS OF CASH FLOWS

         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                     1998        1997         1996
Operating activities:
Net income                     $1,105,252    $929,965     $836,426
Adjustments to reconcile net
  income to net cash used in
  operating activities:
    Depreciation                    1,411           -            -
    Equity in undistributed net
      income of subsidiary     (1,109,468)   (933,401)    (838,946)
    Increase in amount
      due from subsidiary          (2,172)          -            -
    Increase (decrease) in
      amount due to subsidiary     (3,436)        914       (2,684)
                                ---------    --------     --------
    Net cash used in
      operating activities         (8,413)     (2,522)      (5,204)

Investing activity:
Purchase of premises             (123,040)          -            -

Financing activity:
Dividends paid                     (2,703)     (2,595)      (2,437)
                                ---------    --------     --------
Net decrease in cash on
  deposit with subsidiary        (134,156)     (5,117)      (7,641)

Cash on deposit with
  subsidiary, January 1           238,353     243,470      251,111
                                ---------    --------     --------
Cash on deposit with
  subsidiary, December 31        $104,197    $238,353     $243,470
