Form 10QSB
period 1999-03-31
COMMONWEALTH BANKSHARES INC
filed 1999-05-11
CIK 835012

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Common Stock, $2.50 Par Value -- 1,084,153 shares as of March 31, 1999














                              INDEX



         COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
                         NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets -- March 31, 1999 and December 31,1998.

Condensed consolidated statements of income -- Three months ended
       March 31, 1999 and 1998.

Condensed consolidated statements of comprehensive income -- Three months ended March 31, 1999 and 1998.

Condensed consolidated statements of cash flows -- Three months ended
       March 31, 1999 and 1998.

Notes to condensed consolidated financial statements -- March 31, 1999.

Item 2.  Management's Discussion and Analysis of Financial
   	   Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES
PART I.  FINANCIAL INFORMATION


COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                           March 31     December 31
                                                               1999            1998
                                                               ----            ----
ASSETS                                                       (Dollars in Thousands)
Cash and due from banks	                                    $ 5,885          $ 5,383
Federal funds sold                                               59            7,379
Investment securities:
   Available for sale                                        17,926           17,333
   Held to maturity                                           5,354            5,665
                                                            -------          -------
TOTAL INVESTMENT SECURITIES                                  23,280           22,998

Loans:
   Commercial                                                70,084           63,892
   Residential Mortgage                                      19,604           19,576
   Installment loans to individuals                           5,513            5,564
   Other                                                      2,841            2,818
                                                            -------          -------
GROSS LOANS                                                  98,042           91,850

   Unearned income                                             (321)            (274)
   Allowance for loan losses                                 (1,001)            (969)
                                                            -------          -------
NET LOANS                                                    96,720           90,607

Premises and equipment                                        2,727            2,742
Real estate acquired in settlement of loans                     993              999
Other assets                                                  2,065            2,129
                                                            -------          -------
                                                           $131,729         $132,237
                                                            =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing                                      $13,918          $16,433
   Interest bearing                                          99,553           99,737
                                                            -------          -------
TOTAL DEPOSITS                                              113,471          116,170

Federal funds purchased and securities
   sold under agreement to repurchase                         4,258            2,483
Long-term debt                                                  531              557
Other liabilities                                             1,691            1,447
                                                            -------          -------
TOTAL LIABILITIES                                           119,951          120,657

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
   Authorized--5,000,000 shares
   Issued and outstanding 1,084,153
   Shares                                                     2,710            2,710
Additional paid-in capital                                    5,176            5,176
Retained earnings                                             3,992            3,740
Accumulated other comprehensive loss                           (100)             (46)
                                                            -------          -------
                                                             11,778           11,580
                                                            -------          -------
                                                           $131,729         $132,237
                                                            =======          =======

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three months ended
                                                          March 31         March 31
                                                              1999             1998
                                                              ----             ----
Interest income:                                              (Dollars in thousands)
   Loans, including fees                                    $ 2,089          $ 1,862
   Investment securities                                        342              356
   Other                                                         28               88
                                                             ------           ------
TOTAL INTEREST INCOME                                         2,459            2,306
Interest expense:
   Deposits                                                   1,241            1,181
   Federal funds purchased                                       20               25
   Other                                                          7                8
                                                             ------           ------
TOTAL INTEREST EXPENSE                                        1,268            1,214
                                                             ------           ------

NET INTEREST INCOME                                           1,191            1,092

Provision for loan losses                                        30               30
                                                             ------           ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           1,161            1,062
Other income:
   Service charges on deposit accounts                          172              203
   Other service charges and fees                                47               36
   Realized gain (loss) on securities available for sale          3               (3)
   Realized loss on securities held to maturity                   0               (1)
   Gain on sale of real estate acquired in settlement of loans    0                6
   Other income                                                  53               54
                                                             ------           ------
                                                                275              295
Other expenses:
   Salaries and employee benefits                               547              476
   Net occupancy                                                108              107
   Furniture and equipment expenses                             136              114
   Other expenses                                               309              240
                                                             ------           ------
                                                              1,100              937
                                                             ------           ------

INCOME BEFORE INCOME TAXES                                      336              420

Applicable income taxes                                          84              132
                                                             ------           ------

NET INCOME	                                                    $252             $288
                                                             ======           ======
Per share data  (1):
  Basic                                                       $0.23            $0.27
                                                             ======           ======
  Diluted                                                     $0.21            $0.25
                                                             ======           ======
Dividends per share                                           $ .00		          $ .00
                                                             ======           ======
Average shares outstanding (1):
  Basic                                                   1,084,153        1,084,153
                                                          =========        =========
  Diluted                                                 1,188,072        1,170,552
                                                          =========        =========

(1) Restated to reflect 1998 stock dividend.


COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                               Three months ended
                                                          March 31          March 31
                                                              1999              1998
                                                              ----              ----
                                                              (Dollars in thousands)
Net income                                                     $252             $288

Other comprehensive income, net of income tax:
  Unrealized loss on securities available for sale              (54)             (18)
                                                               ----             ----

COMPREHENSIVE INCOME                                           $198             $270



COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three months ended
     	                                                     March 31        March 31
                                                               1999            1998
                                                               ----            ----
                                                               (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                 $ 252		         $ 288
   Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
       Provision for loan losses                                 30              30
       Depreciation and amortization                             91              77
       Realized loss (gain) on securities available for sale     (3)              3
       Realized loss on securities held to maturity               0               1
       Loss (gain) on sale of real estate acquired
         in settlement of loans                                   0              (6)
       Increase in interest receivable                         (106)            (39)
       Increase (decrease) in interest payable                   55              (1)
       Loss of disposal of fixed assets                           1               0
       Other                                                    414            (245)
                                                              -----           -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                       734             108

INVESTING ACTIVITIES
   Net decrease (increase) in short term investments          7,320          (1,858)
   Purchase of securities held to maturity                        0            (297)
   Purchase of securities available for sale                 (3,587)         (2,081)
   Proceeds from:
     Maturity of securities available for sale                1,202           1,250
     Maturity of securities held to maturity                    300           1,027
     Sale of securities available for sale                    1,725               0
     Sale of real estate acquired in settlement of loans          0             472
   Purchase of assets relating to real estate acquired
        in settlement of loans                                  (14)             (8)
   Decrease from net change in loans                         (6,143)         (2,871)
   Purchases of premises and equipment                          (77)           (188)
                                                              -----           -----
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                726          (4,554)

FINANCING ACTIVITIES
  Increase (decrease) from net change in demand
       deposits and savings accounts                         (2,147)          1,697
  Increase (decrease) from net change in
       certificate of deposit	                                 (559)          3,521
  Principal payments on long-term debt                          (26)            (26)
  Increase (decrease) from net change in
       short-term liabilities                                 1,774          (1,071)
                                                              -----           -----
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (958)          4,121
                                                              -----           -----

    NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS          502            (323)

Cash and due from banks at January 1                          5,383           4,348
                                                              -----           -----

   CASH AND DUE FROM BANKS AT MARCH 31                       $5,885          $4,025
                                                              =====           =====

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B -- EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period. Average shares outstanding for 1998 and calculation of income per share is restated to reflect an 8% stock dividend paid on April 30, 1998.

PART I

ITEM 2. Management's discussion and analysis of financial conditions and results of operations.

EARNINGS SUMMARY

Net income for the three months ended March 31, 1999 totaled $252,000, as compared with $288,000 for the first three months of 1998. On a per share basis, net income equaled 23 cents for 1999 compared to 27 cents for 1998. Total interest for the first three months of 1999 increased to $2,459,000, a $153,000 or 6.6% increase over the first three months of 1998. The items are discussed in more detail later in this report.

NET INTEREST INCOME

Net interest income was $1,191,000 for the quarter ended March 31, 1999, an increase of 9.1% over the comparable period in 1998.

Total interest income was $2,459,000 for the quarter ended March 31, 1999 representing a 6.6% increase from the comparable period in 1998. This increase is mainly attributable to a 20.6% increase in total loans when comparing March 31, 1999 to March 31, 1998.

Interest expense of $1,268,000 for the quarter ended March 31, 1999 represents a 4.4% increase from the comparable period in 1998. This increase is attributable to a 9.2% increase in interest bearing deposits when comparing March 31, 1999 to March 31, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $30,000 for the first three months of 1999 as compared to $30,000 for the first quarter of 1998. At March 31, 1999, Bank of the Commonwealth had a total allowance for loan losses of $1,001,000 or 1.0% of total loans.

OTHER INCOME

Other income for the quarter ended March 31, 1999 was $275,000, a decrease of $20,000 from the $295,000 reported for the three months ended March 31, 1998.

OTHER EXPENSES

Other expenses for the quarter ended March 31, 1999 was $1,100,000, an increase of $163,000 from the $937,000, for the quarter ended March 31, 1998.

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

NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:

                                March 31, 1999             December 31, 1998
                                --------------             -----------------

  Loans past due 90 days or
  more and still accruing          $  211,000                     $  202,000

  Nonaccrual loans                  1,153,000                      1,109,000

  Other real estate owned             993,000                        999,000
                                    ---------                      ---------

  Total nonperforming              $2,357,000                     $2,310,000
                                    =========                      =========


CAPITAL POSITION

Shareholders' Equity for the Corporation increased to $11,778,000 from $11,580,000 or 1.7% from December 31, 1998 to March 31, 1999. Shareholders' Equity for March 31, 1999 reflects a $100,000 net unrealized loss on securities available for sale in accordance with FASB115, as compared to a $46,000 net unrealized loss as of December 31, 1998.

Bank Holding Companies are required to meet a 7.25% risk-based capital standard. The Corporation's risk based capital was 11.5% as of March 31, 1999.


STOCK DIVIDEND

No dividends have been declared for 1999 as of March 31, 1999. The last dividends the Board of Directors declared was an eight percent stock dividend payable on the Company's common shares for stockholders of record as of March 31, 1998, on April 28, 1998. Fractional shares were paid in cash, based on the book value of a whole share at December 31, 1997 of $10.49.

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

The Company first began assessing its Year 2000 readiness in 1997, when the Board began an awareness program. Since that time, an inventory and analysis of the various systems has been performed. The Company developed a remediation plan, implementation and conversion activities are in progress and testing of mission critical systems was substantially complete at December 31, 1998. Management anticipates the testing of mission critical systems will be fully completed by the end of the second quarter 1999, however, the Company plans to continue testing these systems throughout the remainder of the year. The Company (and Bank) formed a Year 2000 Committee in July 1997 (the "Committee"), consisting of the Bank's corporate officers, representing all areas of the Bank. The Committee, which has the complete support of the Board, regularly reports to the Company's Board of Directors.

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

The Company is in the process of establishing contingency plans to address continuity of business on January 1, 2000 in the event that some or all of its systems fail. Management anticipates that these contingency plans will be completed by second quarter 1999. Plans include a combination of alternative methods to perform a job, including manual procedures and incorporating the Bank's existing disaster recovery plan. The Bank has addressed the adequacy of its cash reserves and related security concerns.
A formal contingency plan for cash reserves was developed and approved by the Board of Directors in April 1999. The policy addresses additional cash requirements and related procedures.

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

SUMMARY

As of March 31, 1999, 71.5% of the Bank's loan portfolio consists of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 74.6% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 1999, 73.3% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.	OTHER INFORMATION



Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Commonwealth Bankshares, Inc,
                                             -----------------------------
                                             (Registrant)





Date:     May 10, 1999
      -----------------                 -----------------------------------
                                        E. J. Woodard, Jr., Chairman of the
                                        Board, President & CEO





Date:     May 10, 1999
      -----------------                 -----------------------------------
                                        John H. Gayle
                                        Executive Vice President and Cashier