Form 10QSB
period 1999-06-30
COMMONWEALTH BANKSHARES INC
filed 1999-08-06
CIK 835012

FORM 10-QSB

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

Commission file number 01-17377

                       COMMONWEALTH BANKSHARES INC.
                 (Exact name of small business issuer as
                  specified in its charter)

               VIRGINIA                     54-1460991
  (State or other jurisdiction of   (I.R.S. Employer Identification No.
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

Common Stock, $2.50 Par Value - 1,626,843 shares as of June 30, 1999


	                           INDEX



                COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY
                           NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets -- June 30, 1999 and December 31,
1998.

Condensed consolidated statements of income -- Three months ended June 30, 1999 and 1998; six months ended June 30, 1999 and 1998.

Condensed consolidated statements of comprehensive income -- Six months ended June 30, 1999 and 1998

Condensed consolidated statements of cash flows -- Six months ended June 30, 1999 and 1998.

Notes to condensed consolidated financial statements --  June 30, 1999.

Item 2.  Management's Discussion and Analysis of Financial
   	   Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              June 30      December 31
                                              1999         1998
                                              ----         ----
ASSETS
Cash and due from banks	                   $ 4,000       $ 5,383
Federal funds sold                              32         7,379
Investment securities:
   Available for sale                       17,141        17,333
   Held to maturity                          4,897         5,665
                                           -------       -------
TOTAL INVESTMENT SECURITIES                 22,038        22,998

Loans:
   Commercial                               75,041        63,892
   Residential Mortgage                     21,154        19,576
   Installment loans to individuals          6,136         5,564
   Other                                     2,977         2,818
                                           -------       -------
GROSS LOANS                                105,308        91,850

   Unearned income                            (381)         (274)
   Allowance for loan losses                (1,018)         (969)
                                           -------       -------
NET LOANS                                  103,909        90,607

Premises and equipment                       2,754         2,742
Real estate acquired in settlement of loans    854           999
Other assets                                 2,205         2,129
                                           -------       -------
                                          $135,792      $132,237
                                           =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing                    $ 14,140      $ 16,433
   Interest bearing                        103,255        99,737
                                           -------       -------
TOTAL DEPOSITS                             117,395       116,170

Federal funds purchased and securities
   sold under agreement to repurchase        4,301         2,483
Long-term debt                                 531           557
Other liabilities                            1,692         1,447
                                           -------       -------
TOTAL LIABILITIES                          123,919       120,657

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
   Authorized--5,000,000 shares
   Issued and outstanding 1,630,525
   shares in 1999 and 1,084,153 issued
   and outstanding in 1998.                  4,076         2,710
Additional paid-in capital                   3,853         5,176
Retained earnings	                           4,224         3,740
Accumulated other comprehensive loss          (280)          (46)
                                           -------       -------
                                            11,873        11,580
                                           -------       -------
                                          $135,792      $132,237
                                           =======       =======

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                   Three months ended		 Six months ended
                                 June 30       June 30     June 30      June 30
	                           1999               1998        1999         1998
                                (Dollars in thousands)    (Dollars in thousands)
Interest income:
   Loans, including fees        $2,272       $ 1,930      $4,361       $ 3,792
   Securities                      322           349         664           705
   Other                            11            54          39           142
                                 -----         -----       -----         -----
TOTAL INTEREST INCOME            2,605         2,333       5,064         4,639
Interest expense:
   Deposits	                     1,264         1,177       2,505         2,358
   Federal funds purchased
      and securities sold under
      agreement to repurchase       28            27          48            52
   Other                             7             8          14            16
                                 -----         -----       -----         -----
TOTAL INTEREST EXPENSE           1,299         1,212       2,567         2,426
                                 -----         -----       -----         -----

NET INTEREST INCOME              1,306         1,121       2,497         2,213
Provision for loan losses           20            20          50            50
                                 -----         -----       -----         -----
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES       1,286         1,101       2,447         2,163
Other income:
   Service charges on
     deposit accounts              199           223         371           426
   Other service charges
     and fees                       54            50         101            86
   Realized gain on securities
     available for sale              4            13           7            10
   Realized loss on securities
     held to maturity                0            (9)          0           (10)
   Loss on sale of real estate
     Acquired in settlement
     of loans                      (27)          (68)        (27)          (62)
   Other income                     48            54         101           108
                                 -----         -----       -----         -----
                                   278           263         553           558
Other expenses:
   Salaries and employee benefits  552           434       1,099           910
   Net occupancy                   102           103         210           210
   Furniture and
     equipment expenses            149           127         285           241
   Other expenses                  362           308         671           548
                                 -----         -----       -----         -----
                                 1,165           972       2,265         1,909
                                 -----         -----       -----         -----
INCOME BEFORE INCOME TAXES         399           392         735           812

Applicable income taxes            109           120         193           252
                                 -----         -----       -----         -----

NET INCOME                      $  290        $  272      $  542        $  560
                                 =====         =====       =====         =====
Per share data (1):
  Basic                         $ 0.18        $ 0.17      $ 0.33        $ 0.34
                                 =====         =====       =====         =====
  Diluted                       $ 0.16        $ 0.15      $ 0.30        $ 0.31
                                 =====         =====       =====         =====

Cash dividends per share        $ .035        $  .00      $ .035        $  .00
                                 =====         =====       =====         =====
Average shares outstanding (1):
  Basic                      1,626,843     1,626,107   1,626,843     1,626,107
                             =========     =========   =========     =========
  Diluted                    1,786,222     1,781,986   1,786,222     1,781,986
                             =========     =========   =========     =========

(1) June 30, 1998 restated to reflect 1999 stock dividend.

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                          Six months ended
                                        June 30       June 30
                                        1999          1998
                                        ----          ----
                                       (Dollars in thousands)
Net income                            $  542        $  560

Other comprehensive income, net of tax:
  Unrealized loss on securities
    available for sale                  (234)          (72)
                                       -----         -----

COMPREHENSIVE INCOME                  $  308        $  488
                                       =====         =====

See notes to condensed consolidated financial statements.


COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Six months ended
                                              June 30     June 30
                                              1999        1998
                                              ----        ----
                                            (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                 $ 542       $ 560
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses                   50          50
     Depreciation and amortization              189         169
     Realized gain on securities
       available for sale                        (3)        (10)
     Realized loss on securities
       held to maturity                           0          10
     Loss on sale of real estate
       acquired in settlement of loans           27          62
     Increase in interest receivable           (133)        (55)
     Increase (decrease) in interest payable    105         (25)
     Loss (gain) on disposal of fixed assets      1          (5)
     Other                                      345        (248)
                                              -----       -----
NET CASH PROVIDED BY OPERATING ACTIVITIES     1,123         508

INVESTING ACTIVITIES
   Net decrease in short term investments     7,347       6,301
   Purchase of securities held to maturity        0        (500)
   Purchase of securities available for sale (3,837)     (7,321)
   Proceeds from:
     Maturity of securities
       available for sale                     1,752       2,369
     Maturity of securities
       held to maturity                         744       3,187
     Sale of securities available for sale    1,950       2,390
     Sale of real estate acquired
       in settlement of loans                   115         656
   Purchase of assets relating to
     real estate acquired
     in settlement of loans                     (17)        (24)
   Decrease from net change in loans        (13,352)     (7,070)
   Purchases of premise and equipment          (202)       (441)
                                             ------      ------
NET CASH USED BY INVESTING ACTIVITIES        (5,500)       (453)

FINANCING ACTIVITIES
   Increase (decrease) from net change in demand
     deposits and savings accounts           (1,357)      1,000
   Increase (decrease) from net
     change in certificate of deposit         2,575        (638)
   Principal payments on long-term debt         (26)        (26)
   Increase from net change in
     short-term liabilities                   1,817         573
   Proceeds from sale of stock                   21           0
   Cash paid for dividends                      (36)         (2)
                                              -----       -----
NET CASH PROVIDED BY FINANCING ACTIVITIES     2,994         907
                                              -----       -----

   NET INCREASE (DECREASE) IN
     CASH AND DUE FROM BANKS                 (1,383)        962

Cash and due from banks at January 1          5,383       4,348
                                              -----       -----

   CASH AND DUE FROM BANKS AT JUNE 30        $4,000      $5,310
                                              =====       =====

See notes to condensed consolidated financial statements.


COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 1999

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


NOTE B -- EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period. Average shares outstanding for 1999 and calculation of income per share is restated to reflect a 50% stock dividend on May 27, 1999.



PART I

ITEM 2.  	Management's discussion and analysis of financial
		conditions and results of operations.

EARNINGS SUMMARY

Net income for the quarter ended June 30, 1999 totaled $290,000, as compared with $272,000 in the second quarter of 1998. On a per share basis, second quarter 1999 income was 18 cents compared with 17 cents for 1998.

Net income for the six months ended June 30, 1999 totaled $542,000, as compared to $560,000 for the six months ended June 30, 1998. On a per share basis, net income equalled 33 cents for 1999 compared to 34 cents for 1998. Total interest for the first six months of 1999 increased to $5,064,000, a $425,000 or 9.2% increase over the first six months of 1998. The items are discussed in more detail later in this report.

NET INTEREST INCOME

Net interest income was $1,306,000 for the quarter ended June 30, 1999, an increase of $185,000 or 16.5% over the comparable period in 1998. For the six months ended June 30, 1999, net interest income increased to $2,497,000, an increase of $284,000 over 1998.

Total interest income was $2,605,000 for the quarter ended June 30, 1999, an increase of $272,000 over the same period of 1998. Interest income for the six months ended June 30, 1999 increased $425,000 over the same period of 1998. This increase is mainly attributable to a 23.1% increase in total loans when comparing June 30, 1999 to June 30, 1998.

Interest expense of $1,299,000 for the quarter ended June 30, 1999 represents an $87,000 increase from the comparable period in 1998. For the six months ended June 30, 1999, interest expense increased by $141,000 over the same period of 1998. This increase is attributable to a 19.1% increase in interest bearing deposits when comparing June 30, 1999 to June 30, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $50,000 for the first six months of 1999 compared to $50,000 for the same period of 1998. Loan charge offs for the six months ended June 30, 1999 totaled $9,000 and recoveries for the same period totaled $8,000.

At June 30, 1999, Bank of the Commonwealth has a total allowance for loan losses of $1,018,000 or .97% of total loans.

OTHER INCOME

Other income for the quarter ended June 30, 1999 was $278,000, an increase of $15,000 from the $263,000 reported for the three months ended June 30, 1998. For the six months ended June 30, 1999, other income was $553,000 as compared to $558,000 for the six months ended June 30, 1998. A decline of $55,000 in service charge on deposits during the first six months of 1999 compared to the same period of 1998 contributed to the reduction in other income for 1999.

OTHER EXPENSES

Other expenses for the quarter ended June 30, 1999 totaled $1,165,000 an increase of $193,000 or 19.9% over the $972,000 recorded during the quarter ended June 30, 1998. For the six months ended June 30, 1999 other expenses increased to $2,265,000 from the $1,909,000 recorded for the same period of 1998.

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

NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:

                                June 30, 1999    December 31, 1998

 	Loans past due 90 days or
       more and still accruing     $  688,000           $  202,000

Nonaccrual loans                    1,234,000            1,109,000

Other real estate owned               854,000              999,000
                                    ---------            ---------
Total nonperforming                $2,776,000           $2,310,000
                                    =========            =========

CAPITAL POSITION

Shareholders' Equity for the Corporation increased to $11,873,000 from $11,580,000 or 2.5% from December 31, 1998 to June 30, 1999.
Shareholders' Equity for June 30, 1999 reflects a $280,000 net unrealized loss on securities available for sale in accordance with FASB 115, as compared to a $46,000 net unrealized loss as of December 31, 1998. Bank Holding Companies are required to meet a 7.3% risk-based capital standard. The Corporations's risk based capital was 11.2% as of June 30, 1999.

STOCK DIVIDEND

The Board of Directors, at their April 1999 meeting, voted to declare a fifty percent stock dividend payable on May 27, 1999 to shareholders of record of May 17, 1999. Fractional shares were paid in cash, based on the book value of a whole share at March 31, 1999 of $10.86.

Additionally, at the April 1999 Board of Directors meeting a 3.5 cents per share cash dividend was declared, payable on June 30, 1999 to shareholders of record of June 14, 1999.

In connection with the commencement of cash dividends, the Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan.

Shares purchased from the company with reinvested dividends will be issued at a five percent discount from the market value. The Plan also permits optional cash payments of up to $20,000 per quarter for the purchase of additional shares of common stock. These shares are issued at the market value, without incurring brokerage commissions.

155 shareholders representing 642,239 shares participated in the June 30, 1999 Dividend Reinvestment Plan and 34 shareholders participated in the Stock Purchase Plan for a total of $11,955.00.

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

The Committee inventoried and analyzed all of the Company's and Bank's various computer systems, first concentrating on mission critical systems, and then reviewing all other computer-related systems. The Company developed a remediation plan, implementation and conversion activities, and testing of mission critical systems, all of which were fully complete at June 30,1999. However, the Company plans to continue
testing these systems throughout the remainder of the year.   In addition,
the Company has reviewed all non-information technology systems that may contain embedded dates. Non-compliant systems have been corrected through renovation or replacement.

The Company has evaluated the state of readiness of all of its critical vendors, and believes that they will be prepared for the Year 2000. Testing of the computer systems with which the Bank's systems interact to service the Bank's customers, including automated teller machines, was complete by June 1999.

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

The Year 2000 project cost an aggregate of $99,600 as of June 30, 1999; approximately $70,600 of which constituted software and hardware upgrades; $10,000 for software testing, employee training, and contingency planning; and $19,000 of which was personnel costs. Additional expenditures of approximately $10,400 are budgeted to complete the Year 2000 project. While these expenditures have not required deferment of any additional information technology efforts, the Company has delayed introduction of any new initiatives until the Year 2000 project is completed.

As of June 30, 1999, The Committee prepared a formal contingency plan to address continuity of business on January 1, 2000 in the event that some or all of its systems fail. Board approval is scheduled for August 1999. Testing of this plan is planned for third quarter 1999. Contingency plans include a combination of alternative methods to perform a job, including manual procedures and incorporating the Bank's existing disaster recovery plan. The Bank has addressed the adequacy of its cash reserves and related security concerns. A formal contingency plan for cash reserves was developed during the first quarter of 1999 and approved by the Board of Directors in April 1999. The policy addresses additional cash requirements and related procedures.

The potential impact of Year 2000 will depend not only on the Company's efforts but also on the year 2000 readiness of entities, on which the Company depends, including public utility companies and phone companies. Dependence on these vendors subjects the Company to a risk, for which the Company cannot completely prepare.

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

Certain information in the above discussion constitute forward-looking statements about the Company's Year 2000 readiness that involve risks and uncertainties that may be adversely affected due to third party vendors' and customers' failure to resolve the Year 2000 issue, despite their prior representations, the ability of public utilities to operate and similar factors beyond the control of the Company.

SUMMARY

As of June 30, 1999, 71.3% of the Bank's loan portfolio consists of commercial loans which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 75.0% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 1999, 73.5% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.


PART II.	OTHER INFORMATION


Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.





	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      Commonwealth Bankshares Inc,
                             (Registrant)





Date:	August 6, 1999
                                       E. J. Woodard, Jr., CLBB, Chairman
                                       of the Board, President & CEO





Date:	August 6, 1999
                                       John H. Gayle
                                       Executive Vice President
                                       and Cashier