Form 10QSB
period 1999-09-30
COMMONWEALTH BANKSHARES INC
filed 1999-11-12
CIK 835012

FORM 10-QSB

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999.

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

Common Stock, $2.50 Par Value -- 1,640,201 shares as of September 30, 1999

INDEX

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
NORFOLK, VIRGINIA

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets -- September 30, 1999 and
         December 31, 1998.

Condensed consolidated statements of income -- Three months ended
         September 30, 1999 and 1998; Nine months ended September 30, 1999 and 1998.

Condensed consolidated statements of comprehensive income -- Nine months ended
         September 30, 1999 and 1998.

Condensed consolidated statements of cash flows -- Nine months ended
         September 30, 1999 and 1998.

Notes to condensed consolidated financial statements -- September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES


PART 1.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                        September 30     December 31
                                           1999             1998
ASSETS                                  (Dollars in thousands)
Cash and due from banks	                $  5,223         $  5,383
Federal funds sold                           187            7,379
Investment Securities:
  Available for sale                      16,559           17,333
  Held to maturity                         4,787            5,665
                                         -------          -------
TOTAL  INVESTMENT SECURITIES              21,346           22,998

Loans:
  Commercial                              80,905           63,892
  Residential mortgage                    23,372           19,576
  Installment loans to individuals         6,506            5,564
  Other                                    2,892            2,818
                                         -------          -------
GROSS LOANS	                             113,675           91,850

  Unearned income                           (420)            (274)
  Allowance for loan losses               (1,048)            (969)
                                         -------          -------
NET LOANS                                112,207           90,607

Premises and equipment                     2,818            2,742
Real estate acquired in
  settlement of loans                        875              999
Other assets                               2,285            2,129
                                         -------          -------
                                        $144,941         $132,237
                                         =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing                   $ 15,123         $ 16,433
  Interest bearing                       106,669           99,737
                                         -------          -------
TOTAL DEPOSITS                           121,792          116,170

Short term borrowings                      8,828            2,483
Long-term debt                               531              557
Other liabilities                          1,739            1,447
                                         -------          -------
TOTAL LIABILITIES	                       132,890          120,657

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
  Authorized--5,000,000 shares
  Issued and outstanding 1,640,201
  shares in 1999 and 1,084,153 shares
  issued and outstanding in 1998.	       4,101            2,710
Additional paid-in-capital                 3,893            5,176
Retained earnings                          4,472            3,740
Net unrealized loss on securities
  available for sale                        (415)             (46)
                                         -------          -------
                                          12,051           11,580
                                         -------          -------
                                        $144,941         $132,237
                                         =======          =======

See notes to condensed consolidated financial statements.


COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          Three months ended     	         Nine months ended
                                        September 30     September 30      September 30   September 30
                                           1999             1998              1999           1998
Interest income:                         (Dollars in thousands)             (Dollars in thousands)
  Loans, including fees                 $ 2,433          $ 1,997            $ 6,794        $ 5,789
  Investment securities                     318              325                982          1,030
  Other                                       5               76                 44            218
                                         ------           ------             ------         ------
TOTAL INTEREST INCOME                     2,756            2,398              7,820          7,037

Interest expense:
  Deposits                                1,300            1,237              3,805          3,595
  Federal funds purchased and securities
    sold under agreement to repurchase       50               36 	               98             88
  Other                                      16                8                 30             24
                                         ------           ------             ------         ------
TOTAL INTEREST EXPENSE                    1,366            1,281              3,933          3,707

NET INTEREST INCOME                       1,390            1,117              3,887          3,330
Provision for loan losses                    30               30                 80             80
                                         ------           ------             ------         ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES               1,360            1,087              3,807          3,250

Other income:
  Service charges on deposit accounts       224              206                595            632
  Other service charges and fees             62               54                163            140
  Realized (loss) gain on securities
    available for sale                        0               (5)                 7              5
  Realized loss on securities
    held to maturity                          0               (3)                 0            (13)
  Loss on sale of real estate acquired
    in settlement of loans                   (1)               0                (28)           (62)
  Other income                               48               61                149            169
                                         ------           ------             ------         ------
	                                      333              313                886            871

Other expenses:
  Salaries and employee benefits            597              457              1,696          1,367
  Net occupancy                             123              115                333            325
  Furniture and equipment expenses          144              133                429            374
  Other expenses                            417              299              1,088            847
                                         ------           ------             ------         ------
                                          1,281            1,004              3,546          2,913
                                         ------           ------             ------         ------
INCOME BEFORE INCOME TAXES                  412              396              1,147          1,208

Applicable income taxes	                    106              112                299            364
                                         ------           ------             ------         ------
NET INCOME                             $    306          $   284            $   848        $   844
                                         ======           ======             ======         ======
Per share data (1):
  Basic                                $   0.19          $  0.18            $  0.52        $  0.52
                                         ======           ======             ======         ======
  Diluted                              $   0.17          $  0.16            $  0.47        $  0.47
                                         ======           ======             ======         ======
Dividends per share                     $ 0.035          $ 0.000            $ 0.070        $ 0.000
                                         ======           ======             ======         ======
Average shares outstanding (1):
  Basic                               1,630,015	       1,626,107 	        1,630,015      1,626,107
                                      =========        =========          =========      =========
  Diluted                             1,800,739        1,781,986          1,800,739      1,781,986
                                      =========        =========          =========      =========

(1) September 30, 1999 restated to reflect 1999 stock dividend.

See notes to condensed consolidated financial statements


COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                     Nine months ended
                                                 September 30 	 September 30
                                                   1999                1998
                                                    (Dollars in thousands)
Net income                                        $ 848               $ 844

Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities
    available for sale                             (369)                 43
                                                  -----               -----
COMPREHENSIVE INCOME                             $  479               $ 887

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Nine months ended
	                                       September 30          September 30
1999 1998
OPERATING ACTIVITIES                            (Dollars in thousands)
  Net income                                  $  848                $  844
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for loan losses                     80                    80
    Depreciation and amortization                291                   253
    Realized gain on securities
      available for sale                          (7)                   (5)
    Realized loss on securities
      held to maturity                             0                    13
    Loss on sale of real estate
      acquired in settlement of loans             28                    62
    Increase in interest receivable              (82)                  (80)
    Increase in interest payable                  77                    46
    Loss (gain) on disposal of fixed assets        1                    (5)
    Other                                        339                  (258)
                                              ------                ------
NET CASH PROVIDED BY OPERATING ACTIVITIES      1,575                   950

INVESTING ACTIVITIES
  Net decrease (increase) in short
    term investments                           7,192                  (846)
  Purchase of securities held to maturity          0                  (500)
  Purchase of securities available for sale   (3,854)               (9,394)
  Proceeds from:
    Maturity of securities available for sale  2,138                 3,294
    Maturity of securities held to maturity      867                 4,764
    Sale of securities available for sale      1,949                 2,390
    Sale of real estate acquired in
      settlement of loans                        115                   662
    Sale of premises and equipment                15                     0
  Purchase of assets relating to real estate
    acquired in settlement of loans	             (19)                 (141)
  Decrease from net change in loans          (21,680)               (9,111)
  Purchase of premise and equipment             (383)                 (614)
                                              ------                ------
NET CASH USED BY INVESTING ACTIVITIES        (13,660)               (9,496)

FINANCING ACTIVITIES
  Increase (decrease) from net change
   in demand deposits and savings accounts       123                  (640)
  Increase from net change in
    certificates of deposit                    5,492                 8,282
  Principal payments on long-term debt           (26)                  (26)
  Increase from net change in
    short-term liabilities                     6,344                 1,002
Proceeds from sale of stock                       61                     0
Cash paid for dividends and fractional shares    (69)                   (2)
                                              ------                ------
NET CASH PROVIDED BY FINANCING ACTIVITIES     11,925                 8,616
                                              ------                ------
    NET INCREASE (DECREASE) IN CASH
      AND DUE FROM BANKS                        (160)                   70

Cash and due from banks at January 1           5,383                 4,348
                                              ------                ------

    CASH AND DUE FROM BANKS AT SEPTEMBER 30 $  5,223              $  4,418
                                              ======                ======

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B--EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period. Average shares outstanding for 1998 and calculation of income per share is restated to reflect an 50% stock dividend paid on May 27, 1999.

PART I

ITEM 2. Management's discussion and analysis of financial conditions and results of operations.

EARNINGS SUMMARY

Net income for the quarter ended September 30, 1999 totaled $306,000, as compared with $284,000 in the third quarter of 1998. On a per share basis, third quarter 1999 income was 19 cents compared with 18 cents for 1998.

Net income for the nine months ended September 30, 1999 totaled $848,000, as compared to $844,000 for the nine months ended September 30, 1998. On a per share basis, net income equaled 52 cents for 1999 and 1998. Total interest for the first nine months of 1999 increased to $7,820,000, a $783,000 or 11.1% increase over the first nine months of 1998. The items are discussed in more detail later in this report.

NET INTEREST INCOME

Net interest income was $1,390,000 for the quarter ended September 30, 1999 an increase of $273,000 over the comparable period in 1998. For the nine months ended September 30, 1999, net interest income increased to $3,887,000, an increase of $557,000 over 1998.

Total interest income was $2,756,000 for the quarter ended September 30, 1999 an increase of $358,000 over the same period in 1998. Interest income for the nine months ended September 30, 1999 increased by $783,000 over the same period of 1998. This increase is mainly attributable to a 29.8% increase in total loans when comparing September 30, 1999 to September 30, 1998.


Interest expense of $1,366,000 for the quarter ended September 30, 1999 represents an $85,000 increase from the comparable period in 1998. For the nine months ended September 30, 1999, interest expense increased by $226,000 over the same period of 1998. This increase is attributable to a 12.5% increase in interest bearing deposits when comparing September 30, 1999 to September 30, 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $80,000 for the first nine months of 1999 and 1998 Loan charge offs for the nine months ended September 30, 1999 totaled $9,000 and recoveries for the same period totaled $8,000. At September 30, 1999, Bank of the Commonwealth had a total allowance for loan losses of $1,048,000 or .92% of total loans.



OTHER INCOME

Other income for the quarter ended September 30, 1999 was $333,000, an increase of $20,000 from the $313,000 reported for the three months ended September 30, 1998. For the nine months ended September 30, 1999, other income was $886,000 as compared to $871,000 for the nine months ended September 30, 1998.

OTHER EXPENSES

Other expenses for the quarter ended September 30, 1999 totaled $1,281,000, an increase of $277,000 or 27.6% over the $1,004,000 recorded during the quarter ended September 30, 1998. For the nine months ended September 30, 1999 other expenses increased to $3,546,000 from the $2,913,000 recorded for the same period of 1998.

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

NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:

                                 September 30, 1999       December 31, 1998
Loans past due 90 days or
more and still accruing             $  467,000               $  202,000

Nonaccrual loans                     1,005,000                1,109,000

Other real estate owned                875,000                  999,000
                                     ---------                ---------

Total nonperforming                 $2,347,000               $2,310,000

CAPITAL POSITION

Shareholder's Equity for the Corporation increased to $12,051,000 from $11,580,000 or 4.1% from December 31, 1998 to September 30, 1999.
Shareholders' Equity for September 30, 1999 reflects a $415,000 net unrealized loss on securities available for sale in accordance with FASB 115, as compared to a $46,000 net unrealized loss as of December 31, 1998.

Bank Holding Companies are required to meet a 7.3% risk-based capital standard. The Corporation's risk based capital was 10.7% as of September 30, 1999.

STOCK DIVIDEND

At the September 1999 Board of Directors' meeting, a 3.5 cents per share cash dividend was declared, payable on September 30, 1999 to shareholders of record on September 27, 1999.

237 shareholders representing 654,845 shares participated in the September 30, 1999 Dividend Reinvestment Plan and 15 shareholders participated in the Stock Purchase Plan for a total of $2,000.

YEAR 2000 STATEMENT

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

The Bank has evaluated its significant customers to determine that their systems will be Year 2000 compliant within the appropriate timeframe. In September 1998, the Bank surveyed its largest 200 loan customers to assess their Year 2000 readiness and determine whether or not the Bank needed to create additional reserves in the event any of these customers are not able to pay their loans due to the Year 2000 issue. As a result of the Bank's survey, the Company did not believe it was necessary to increase its allowance for loan losses. The Bank continues to monitor these customers.

The Year 2000 project cost an aggregate of $106,000 as of September 30, 1999; approximately $74,000 of which constituted software and hardware upgrades; $12,000 for software testing, employee training, and contingency planning; and $20,000 of which was personnel costs. Additional expenditures of approximately $4,000 are budgeted to complete the Year 2000 project. While these expenditures have not required deferment of any additional information technology efforts, the Company has delayed introduction of any new initiatives until the Year 2000 project is completed.

As of June 30, 1999, the Committee prepared a formal contingency plan to address continuity of business on January 1, 2000 in the event that some or all of its systems fail. The Board of Directors approved the plan in August 1999. The plan was tested on September 9, 1999. Another test is scheduled in November 1999. Contingency plans include a combination of alternative methods to perform a job, including manual procedures and incorporating the Bank's existing disaster recovery plan. The Bank has addressed the adequacy of its cash reserves and related security concerns. A formal contingency plan for cash reserves was developed during the first quarter of 1999 and approved by the Board of Directors in April 1999 and again in September 1999. The policy addresses additional cash requirements and related procedures.

The potential impact of Year 2000 will depend not only on the Company's efforts but also on the year 2000 readiness of entities, on which the Company depends, including public utility companies and phone companies. Dependence on these vendors subjects the Company to a risk, for which the Company cannot completely prepare.

The Company believes that the most likely worst case Year 2000 scenario would not have material adverse effect on the Company's results of operations and financial conditions for the year ending December 31, 2000. The Company's assessment is limited by the Company's legal right to demand information and assurances, the willingness and ability of third parties to provide such information, and the reliability of the information provided. In addition, the Company believes that no entity can address the unlimited number of possible circumstances relating to the Year 2000 issue, including risks outside the Company's marketplace.

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


SUMMARY

As of September 30, 1999, 71.2% of the Bank's loan portfolio consisted of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 75.6% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 1999, 74.4% of the Bank's total loan portfolio consisted of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Commonwealth Bankshares, Inc.
			                           (Registrant)


Date:  November 9, 1999                    ------------------------------------
                                           E. J. Woodard, Jr.
                                       	 Chairman of the Board,
                                           President & CEO


Date:  November 9, 1999                    ------------------------------------
                                           John H. Gayle
                                           Executive Vice President &
                                           Cashier