Form 10KSB
period 1999-12-31
COMMONWEALTH BANKSHARES INC
filed 2000-03-30
CIK 835012

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	Form 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

Commission file number 01-17377

                    Commonwealth Bankshares, Inc.
	(Exact name of registrant as specified in its charter)

          Virginia                		        54-1460991

State or other jurisdiction of incorporated (I.R.S. Employer Identification No.) or organization)

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

The aggregate market value of the voting stock held by non-affiliates of the
registrant as of March 14, 2000:  $8,979,321   (In calculating the aggregate
market value, we have used the sale price of common stock as listed by Bloomberg Financial Markets Commodities News as of March 14, 2000 of $6.875 per share and voting stock held by non-affiliates of the registrant at March 14, 2000 of 1,659,406 shares)


Common Stock, $2.50 Par Value - 1,659,406  shares - $4,148,515

1999 10-K

	Part I
Item 1. Descrpition of Business

The Company and the Bank. The sole business of Commonwealth Bankshares, Inc. (the "Corporation") is to serve as a holding company for Bank of the Commonwealth (the "Bank"). The Corporation was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk. The Bank currently operates two branches in Norfolk and four branches in Virginia Beach. The Bank has obtained approval for a branch in Chesapeake. The building is currently under construction with an anticipated opening date of May 2000.

Principal Market Area. The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Corporation's present intention is to continue concentrating its banking activities in its current market, which the Corporation believes is an attractive area in which to operate.

Banking Service. Through its network of banking facilities, the Bank provides a wide range of commercial banking services to individuals and small and medium sized businesses. The Bank conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the initiating of commercial, real estate, personal, home improvement, automobile and other installment and term loans.
The Bank also offers other related services, such as home banking, trust, travelers' checks, safe deposit, lock box, depositor transfer, customer note payment, collections, notary public, escrow, drive-in facility and other customary banking services.

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

Employees

As of December 31, 1999, the Bank had 85 full-time equivalent employees. Management of the Corporation and the Bank considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Bank has never experienced any strike or labor dispute.

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

The ability of the Corporation to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank's ability to pay dividends. See Note 7 to Consolidated Financial Statements included in this report.

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

                                                Year Ended December 31,
                                     1999	          	     	  1998	 		  	 1997
		               Average                   Average                   Average
                           Balance Interest Yld/Rate Balance Interest Yld/Rate Balance Interest Yld/Rate
ASSETS                                                (Dollars in Thousands)
  Interest earning assets
  (taxable-equivalent
   basis (1)) :
  Loans (net of unearned
  discount (2)            $106,664  $9,514   8.95%  $84,917	   $7,839   9.25%  $71,481   $6,776	  9.48%
  Investment securities	    22,443   1,296   6.43    22,829     1,372   6.47    24,414    1,560   6.39
  Federal funds sold         1,053      51   4.84     6,122       330   5.39     4,006      219	  5.47
                           -------   -----   ----   -------    ------   ----    ------    -----   ----
   Total interest
      earning assets       130,160	 10,861   8.48   113,868	    9,541	8.47	  99,901	8,555	  8.56
Non-interest earning
 assets:
  Cash and due from
    banks	                   4,735                    4,276                      4,408
  Premises and equipment     2,784                    2,595                      2,415
  Other assets               1,880                    1,715                      2,166
                           -------                  -------                     ------

  TOTAL                   $139,559                 $122,454                   $108,890
                           =======                  =======                    =======

(1) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax
-free loans and investments.  Virginia banks are exempt from state income tax.
(1) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.




Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential
continued

                                                   Year Ended December 31,
                                       1999                    1998                      1997
                             Average		       Average                   Average
                             Balance Interest Yld/Rate Balance Interest Yld/Rate Balance Interest Yld/Rate
LIABILITIES &
SHAREHOLDERS'
EQUITY
Interest bearing liabilities:
  Savings and time deposits  $105,560 $5,263   4.99%   $92,823  $4,907   5.29%   $81,580  $4,236   5.19%
 Short term debt	               4,798    209   4.36      2,854     121   4.23      3,165     140   4.42
 Long term debt                   531     30   5.65        557      32   5.75	       583      34   5.83
                              -------  -----            ------   -----            ------   -----
    Total interest bearing
      liabilities	            110,889  5,502   4.96     96,234   5,060   5.26     85,328   4,410   5.17

 Non-interest bearing
     liabilities
     Demand deposits           14,946                   13,500                    12,204
     Other 	                    1,724                    1,564                     1,399
                              -------                  -------                    ------
     Total liabilities        127,559                  111,298                    98,931
     Common shareholders'
        equit   y	             12,000                   11,156                     9,959
                              -------                  -------                    ------
TOTAL	                       $139,559                 $122,454                  $108,890
                              =======                  =======                   =======
Net interest earnings                $5,359                     $4,481                    $4,145
                                      =====                      =====                     =====

Net margin on interest
    earning assets on a taxable
    equivalent basis	             		           4.25                      4.04                     4.21
Average interest spread
   (taxable equivalent basis)                  3.52                      3.21                     3.39

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

                            1999 Compared to 1998    1998 Compared to 1997
Increase (Decrease) in:	    Increase                 Increase
                           (decrease)  due    Net   (decrease) due     Net
                           to change   in:  Increase to change in:  Increase
                             Volume   Rate (decrease)	Volume  Rate (decrease)

INTEREST INCOME
Investment securities       $ (23)   $(53)  $ (76)    $(98)   $(90)  $(188)
Federal funds sold           (249)    (30)   (279)     114      (3)    111
Loans	                      1,930    (255)  1,675    1,235    (172)  1,063
                            -----    ----   -----    -----    ----   -----
     	                      1,658  	 (338)  1,320    1,251    (265)    986
                            -----    ----   -----    -----    ----   -----
INTEREST EXPENSE
Savings and time
    Deposits                  607    (251)    356      592      79     671
Short term debt                85       3      88      (13)     (6)    (19)
Long term debt                 (1)     (1)     (2)      (1)     (1)     (2)
                            -----    ----   -----    -----    ----   -----
                              691    (249)    442      578      72     650
                            -----    ----   -----    -----    ----   -----
Increase (Decrease) in
Net Interest Income        $  967   $ (89) $  878   $  673   $(337) $  336
                            =====    ====   =====    =====    ====   =====


Investment Portfolio

The following table shows the book value (carrying value) of the Corporation's investment securities at December 31 of the years indicated below.

                                   	             December 31,
                                     1999             1997           1997
                                                (In thousands)
U. S. Government and its Agencies   $14,029          $16,125        $20,048
State and Municipals                  5,934            6,370          2,465
Other Securities                        230                7              7
Federal Home Loan Bank Stock            396              352              0
Federal Reserve Bank Stock              144              144            144
                                     ------           ------         ------
                                    $20,733          $22,998        $22,664
                                     ======           ======         ======



The maturity distribution, par value, market value, and yield of the investment portfolio at December 31, 1999, is presented in the following table.

   		                              December 31, 1999
                                     Par Value     Market Value       Yield
                             				 (In thousands)
     	Within 3 months	               $   324        $   307            5.89%
     	After 3 but within 12 months       269            262            5.96
      After 1 but within 5 years       5,838          5,665            5.96
      After 5 but within 10 years      9,614          9,305            6.30
      After 10 years                   4,780          4,285            6.56
      Other Securities                   258            230            9.25
      Federal Home Loan Bank Stock       396            396            4.83
      Federal Reserve Bank Stock         144            144            6.00
                                     -------        -------
                                     $21,623        $20,594            6.31



Loan Portfolio

The table below classifies loans, net of unearned income, by major category and percentage distribution at
December 31 for each of the past three years:

                                                    		December 31
                                    1999                    1998                  1997
                                                          (In thousands)
                              Amount	%		Amount	%	     Amount	    %

Commercial	                  $23,307    18.64%       $15,990   17.46%      $ 13,861	  17.71%
Commercial mortgage           67,698    54.14         47,902   52.31         36,691   46.89
Residential mortgage          25,146    20.11         19,576   21.37         19,836   25.35
Installment loans to
  individuals    	             6,077     4.86          5,290    5.78          4,681    5.98
Other	                         2,817     2.25          2,818    3.08          3,182    4.07
                              ------    -----         ------   -----         ------   -----
TOTAL	                      $125,045   100.00%       $91,576  100.00%       $78,251  100.00%
                             =======   ======         ======  ======         ======  ======

The following table shows the maturity of loans outstanding as of December 31, 1999.  Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates.  Loans are classified based upon the period in which the final payment is due.


                       	                                   December 31, 1999
                                                              Maturing
                                                    After One
                                   Within           But Within          After
                                   One Year         Five Years          Five Years       Total
                                                           (In thousands)
Commercial	                        $  4,877         $  4,760            $ 13,670       $ 23,307
Commercial mortgage                   7,065            5,033              55,600         67,698
Residential mortgage                  2,151            2,558              20,437         25,146
Installment loans to
    Individuals                         667            3,460               2,411          6,538
Other                                 2,016              731                  70          2,817
                                    -------          -------             -------        -------
TOTAL                               $16,776          $16,542             $92,188       $125,506



Loans maturing after one
    year with:
    Fixed interest rates                            $ 10,686             $25,093
    Variable interest rates                            5,856              67,095
                                                     -------              ------
TOTAL                                                $16,542             $92,188



Non-performing Loans

Non-performing loans consist of loans accounted for on a non-accrual basis (as judgmentally determined by management based upon anticipated realization of interest income) and loans which are contractually past due 90 days or more as interest and/or principal payments. The following table presents information concerning non-performing loans for the periods indicated:

                                                  December 31,

                                    1999               1998             1997
		                                   (In thousands)
Non-accrual:
  Real estate loans               $  881             $1,054           $1,343
  Installment loans                  184                 41               28
  Credit cards and related plans       0                  0                0
  Commercial (time and demand) and
    all other loans                   44                 14               79
  Lease financing receivables          0                  0                0
                                   -----              -----            -----
                                   $1,109            $1,109           $1,450


Contractually past - due
  90 days or more:
    Real estate loans            $     0             $    0             $  0
    Installment loans                 13                 10                7
    Credit cards and related plans    22                 57               41
    Commercial (time and demand)
      and all other loans             38                135               76
    Lease financing receivables        0                  0                0
                                   -----              -----            -----

Total Non-performing              $1,182             $1,311           $1,574
                                   =====              =====            =====


It is management's practice to cease accruing interest on loans when payments are 120 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

If nonaccruing loans had been performing fully, these loans would have contributed an additional $84.3 thousand to interest income in 1999, $101.0 thousand in 1998, and $123.9 thousand in 1997.

Summary of Loan Loss Experience

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

The following table presents the Corporation's loan loss experience for the past five years:

                                       Year ended December 31,
                              1999     1998	 1997    	1996     1995
                    				                  (In Thousands)
Amount of loans
  outstanding at end
  of year (net of unearned
  income)                    $125,045 $91,576	   $78,251   $65,835	  $61,373
                              =======  ======     ======    ======    ======

Average amount of loans
  Outstanding (net of
  unearned income)	          $106,664 $84,917	   $71,481   $65,710   $59,459
                              =======  ======     ======    ======    ======


Balance of allowance for loan losses
  at beginning of year          $ 969   $ 969      $ 932    $1,256    $1,208

Loans charged off:
  Commercial                       49      21          0        59         0
  Real estate                       0      32          0       174         0
  Installment                      53      41         27        62         7
  Credit cards and other consumer  55      11          4        43         6
                                 ----    ----       ----      ----      ----
Total loans charged off           157     105         31       338        13
                                 ----    ----       ----      ----      ----
Recoveries of loans previously
charged off:
  Commercial                        0       0          1         3         0
  Real estate                       2       0         11         1         0
  Installment                       7       2          3         6         6
  Credit cards and other consumer   0       1          3         4         2
                                 ----    ----       ----      ----      ----
Total recoveries                    9       3         18        14         8
                                 ----    ----       ----      ----      ----
Net loans charged off             148     102         13       324         5
Additions to allowance charged
  to expense                      110     102         50         0        53
                                 ----    ----       ----      ----      ----
Balance at end of year          $ 931   $ 969     $  969    $  932    $1,256
                                 ====    ====       ====      ====     =====

Ratio of net charge-offs to average
  loans outstanding              0.14%   0.12%      0.02%     0.49%     0.01%


Allocation of the Allowance for Loan Losses

The following table provides an allocation of the allowance for loan losses as of December 31, 1999:


                                                  December 31, 1999

                                                         Percent of Loans
                                                         on each category
                                          Amount         to total loans
                                               (Dollars in Thousands)
Commercial                                 $ 332            57.14%
Commercial mortgage                          177            30.46
Residential mortgage                          47             8.09
Installment loans to individuals               3             0.52
Other                                         22             3.79
Unallocated                                  350              N/A

Total	                                     $ 931           100.00%



Deposits

The breakdown of deposits at December 31 for the years indicated is as follows:
	            		               	 December 31,
                                         1999             1998	       1997
                                                (In Thousands)
Noninterest-bearing demand deposits	  $ 15,072         $ 16,433         $12,083
Interest-bearing demand deposits        18,243           16,896          18,011
Savings deposits                         4,659            5,304           4,874
Certificates of deposit:
   Less than $100,000                   80,994           61,006          57,066
   $100,000 or more                     19,390           16,531           8,726
                                      --------         --------        --------

                                      $138,358         $116,170        $100,760
                                      ========         ========        ========


The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                  	                December 31,
                                      1999             1998           1997

                                 Amount   Rate   Amount   Rate   Amount   Rate
                                             (Dollars in Thousands)
Noninterest-bearing demand
  Deposits                      $14,946  0.00%  $13,500   0.00%  $12,204  0.00%
Interest-bearing demand
  Deposits                       18,479  2.42    17,027   2.93    17,416  2.97
Savings deposits                  6,288  2.30     6,082   2.98     5,055  2.97
Certificates of deposit:
   Less than $100,000            64,119  5.76    57,110   6.04    52,882  6.04
   $100,000 or more              16,674  5.59    12,605   5.85     6,227  5.63
                                -------         -------          -------
                               $120,506        $106,324          $93,784
                                =======         =======           ======


Remaining maturities of certificates $100,000 or more at December 31, 1999 as follows:

 Maturity                               Amount
                                    (In Thousands)
3 months or less                       $ 2,996
Over 3 through 12 months                 4,361
Over 12 months                          12,033
                                       -------
                                       $19,390
                                        ======


Interest Rate Sensitivity Analysis

The following table provides the maturities of investment securities, loans, and deposits at December 31, 1999, and measures the interest rate sensitivity gap for each range of maturity indicated:



                                            December 31, 1999
                                                Maturing

                                                                        Non-
                                                                        Interest
                                                                        Earning/
                                                 After                  Bearing
                                                 one but                Assets/
                                      Within     Within      After      Liabili-
                                      One        Five        Five       ties and
                                      Year       Years       Years      Equity       Total
                                                        (In Thousands)
Assets

   Investment securities             $  516    $ 3,060      $17,157     $    0    $ 20,733
    Loans                            16,776     16,542       92,188          0     125,506
    Other assets                          0          0            0     10,777      10,777
                                     ------     ------       ------     ------     -------
 Total Assets                        17,292     19,602      109,345     10,777     157,016

Liabilities and
    Shareholders' Equity

    Demand deposits-noninterest           0          0            0     15,072      15,072
    All interest-bearing deposits    64,847     58,439            0          0     123,286
    Other liabilities                 4,156          0          531      1,744       6,431

Shareholders' equity                      0          0            0     12,227      12,227
                                     ------     ------       ------     ------      ------
Total liabilities and
Shareholders' equity                 69,003     58,439          531     29,043     157,016
                                     ------     ------       ------     ------      ------

Interest rate
  sensitivity gap                  $(51,711)  $(38,837)    $108,814   $(18,266)        $ 0

Return on Equity and Assets

The following table highlights certain ratios for the periods indicated:

                                                Year Ended December 31,

                                             1999         1998         1997
Net income to:
  Average total assets                        .83          .90          .85
  Average shareholders' equity               9.63         9.91         9.35

Dividend payout ratio (dividends declared per
  share divided by net income per share)    14.79          .00          .00

Average shareholders' equity to average total
  assets ratio                               8.60         9.11         9.13


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

The Bank operates a branch office in Norfolk at 4101 Granby Street and four branches in Virginia Beach at 225 South Rosemont Road, 2712 North Mall Drive, 1124 First Colonial Road and 1870 Kempsville Road. One of the locations is owned by the Bank and the remaining four are leased under long-term operating leases with renewal options, at total annual rentals of approximately $108,000 paid to unrelated parties. The Bank has obtained approval for a branch in Chesapeake. The building is currently under construction with an anticipated opening date of May 2000. The Chesapeake branch at 1245 Cedar Road will be leased under a long term operating lease with renewal options at an approximate annual rent of $73,000.

Item 3.  Legal Proceedings

None


Item 4.  Submission of Matters to a Vote of Securities
Holders

None


	PART II



Item 5.  	MARKET PRICE OF COMMON STOCK AND RELATED MATTERS

Commonwealth Bankshares, Inc. had 1,644,743 shares of capital stock outstanding on December 31, 1999. On that date, shareholders of record totaled 523 and resided in 24 states and 1 foreign country.

The Corporations common stock is traded on the NASDAQ Bulletin Board. Please refer to the table below entitled Common Stock Performance for a breakdown of the trades reported by BLOOMBERG FINANCIAL MARKETS COMMODITIES NEWS for the four quarters of 1999 and four quarters of 1998.


The Corporation paid a $0.035 cash dividend on June 30, September 30, and December 31, 1999. There were no cash dividends declared in 1998 or 1997. The Corporation issued a fifty (50%) percent stock dividend on May 27, 1999, an eight (8%) percent stock dividend during the first quarter of 1998, and a six (6%) percent stock dividend during the first quarter of 1997.

Common Stock Performance

                                           Common Stock Prices

                                       1999                   1998(1)
                                 High        Low         High        Low
First Quarter                   $10.25      $9.83       $9.88       $9.12
Second Quarter                  $10.25      $9.50      $10.50       $9.50
Third Quarter                   $10.25      $8.00      $10.67       $9.67
Fourth Quarter                   $9.50      $8.00      $10.33       $9.83

(1)  Adjusted to reflect 1999 50% stock dividend.

Item 6.  Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data for the past five years.




                                                         Years Ended December 31,
                                           1999       1998       1997       1996       1995
                                             (Dollars in thousands, except per share data)
Income Statement Amounts:

  Gross interest income                   $10,861     $9,547     $8,553     $7,744     $6,859
  Gross interest expense                    5,502      5,060      4,410      4,201      3,632
  Net interest income                       5,359      4,487      4,143      3,543      3,227
  Provision for possible loan losses          110        102         50          1         53
                                           ------     ------     ------     ------     ------
  Net interest income after
    Provision                               5,249      4,385      4,093      3,542      3,174
  Noninterest income                        1,209      1,186        869        871        810
  Noninterest expense                       4,857      3,984      3,605      3,213      2,866
  Income before income
    taxes and other items                   1,601      1,587      1,357      1,200      1,118
  Income taxes                                446        482        427        364        282
                                           ------     ------     ------     ------     ------
Net income                                 $1,155     $1,105     $  930     $  836     $  836


Per Share Data (1):

  Net income per share - basic              $0.71      $0.68      $0.57      $0.51      $0.51
  Cash dividends per share                   .105          0          0          0          0
  Book value (at year end)                   7.43       7.12       6.48       5.88       5.39

Balance Sheet Amounts:
(at year end)
  Total assets                           $157,016   $132,237   $116,106   $106,170    $95,037
  Total loans (net of unearned income)    125,045     91,576     78,251     65,833     61,373
  Total deposits                          138,358    116,170    100,760     90,262     82,256
  Long-term debt                              531        557        583        609        684
  Total equity                             12,227     11,580     10,531      9,568      8,770

(1)  Adjusted to reflect 1999, 1998, 1997 and 1996 stock dividends.

Management's Discussion and Analysis
Of Operations and Financial Condition

This section of the Annual Report should be read in conjunction with the statistical information, Financial Statements and related Notes and the selected financial data appearing elsewhere in the Report.

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause Commonwealth's actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, statements regarding management's expectations that the Bank will continue to experience growth in core operating earnings, improved credit quality and increased service fee income. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.


New Accounting Standards

In June 1998 the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. The Statement also allows securities classified as held to maturity to be transferred to the available for sale category at the date of initial application of this standard. Statement 133 is effective for all fiscal years beginning after June 15, 1999. Management is currently reviewing this Statement to determine the impact, if any, it will have since the Bank does not currently employ such derivative instruments and does not intend to do so in the future.


Year 2000 Issue

Thank you for your trust. As much as the banking industry did to prepare for Y2K, your trust was essential to a smooth transition.

We are extremely pleased to announce that January 1, 2000 was especially notable this year because... nothing happened. The Bank's operations staff monitored the computer systems throughout the night on December 31, 1999 and no service interruptions were experienced during the critical rollover period to January 1, 2000. Results have been verified, and at this time, we have declared our Year 2000 efforts of the past three years a complete success!

Of course, succeeding in such a complex mission was not accidental, nor did it happen overnight. Bank of the Commonwealth's staff, along with thousands of individuals throughout our industry, followed through with their commitment to insure that January 1, 2000 would be uneventful. This personal investment enabled your Bank to deliver its goal of assuring no disruption in financial services and maintaining the historic safety and security of your deposits.

Preparations at Bank of the Commonwealth actually began in July 1997 when a Year 2000 Committee consisting of the Bank's executive staff was formed to oversee the Year 2000 Readiness Project. Over the course of the following three years, all assessment guidelines and preparation goals designed and mandated by federal regulatory agencies were met. Our budget of $110,000 was adequate, and allowed for the continuation of testing through the year 2000.


We will continue to monitor the critical dates throughout the year 2000, documenting and reporting all findings to the Board of Directors and regulatory authorities, as we have in the past.


Financial Condition and Results of Operations
Commonwealth Bankshares, Inc. and Subsidiary

This commentary provides an overview of Commonwealth Bankshares, Inc.'s financial condition, changes in financial condition and results of operations for the years 1997 through 1999. The following discussions should assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the statistical information.


Earnings Overview

Net income in 1999 of $1.155 million represented a 4.53% increase over the $1.105 million reported for the year 1998. This earnings record, the highest in the Bank's history, reflects the Bank's continued growth in core operating earnings, improved credit quality, record loan growth and positive trends which are expected to continue into 2000.

Net income for 1998 of $1.105 million represented an 18.85% increase over the $930 thousand reported in 1997.

Commonwealth's core earnings, defined by the Corporation as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as securities gains, have improved steadily since 1993.

The key profitability measures of return on average assets (ROA) and return on average total shareholders' equity (ROE) reflected little change in 1999 when compared with 1998 and 1997 primarily due to a substantial growth in total Bank assets. This growth continues to be fueled by the migration of many small to medium sized businesses to Bank of the Commonwealth from regional financial
institutions serving the Hampton Roads community.   ROA equaled .83% in 1999
compared with .90% in 1998 and .85% in 1997. ROE equaled 9.63% in 1999 compared with 9.91% in 1998 and 9.35% in 1997. These ratios, along with other significant earnings and balance sheet information for each of the years in the five-year period ended December 31, 1999, are shown in Table 1 as follows:



Table 1 - Selected Financial Information

(Dollars in thousands, except per share data)

Results of Operations (for the year):       1999        1998        1997        1996        1995
Income From Earning Assets                $10,861      $9,547      $8,553      $7,744      $6,859
Net Interest Income                         5,359       4,487       4,143       3,543       3,227
Provision for Loan Losses                     110         102          50           1          53
Net Income                                  1,155       1,105         930         836         836

Earnings Per Share:
Net Income - Basic (1)                      $0.71       $0.68       $0.57       $0.51       $0.51
Average Shares Outstanding (1)          1,631,684   1,626,107   1,626,107   1,626,107   1,626,107

Financial Condition (at December 31):
Total Assets                             $157,016    $132,237    $116,106    $106,170     $95,037
Total Equity                               12,227      11,580      10,531       9,568       8,770

Selected Ratios (for the year):
Return on Average Common
   Shareholders' Equity	                     9.63%       9.91%       9.35%       8.85%      10.17%
Return on Average Assets                     0.83%       0.90%       0.85%       0.79%       0.94%
Net Interest Margin                          3.95%       3.81%       3.99%       3.75%       3.92%

(1) Adjusted to reflect 1999, 1998, 1997, & 1996 stock dividends.



Earnings per share increased 4.4% during 1999 reaching $0.71 per share or $0.03 per share over the $0.68 per share reported in 1998.

Earnings per share increased 19.3% during 1998 reaching $0.68 per share or $0.11 per share over the $0.57 per share reported in 1997. Significant items affecting the change in earnings per share for 1999, 1998 and 1997 are summarized as follows:


                                    1999                   1998
                                     vs.                    vs.
                                    1998                   1997

Interest on loans and            13.76% increase         11.62% increase
investments and loan fees

Interest on deposits and          8.73% increase         14.74% increase
short-term borrowings

Net interest income              19.44% increase          8.30% increase

Provision for loan losses        $8.1 thousand increase $52.0 thousand increase

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

In 1999 the net interest margin of 3.95% represented an increase of 14 basis points over the net interest margin of 3.81% recorded in 1998. The increase in net interest margin of 3.68% was brought about by a more rapid increase in the rate of return on the loans and securities portfolios when compared with the increased cost in the Bank's sources of funding.

The net interest margin for 1998 was 3.81% compared to 3.99% for 1997. The decrease in net interest margin during this period of 4.51% was brought about by a more rapid decline in the rate of return on loans and securities portfolios, when compared with the rate of decline in the Bank's sources of funding. The performance reported herein is reflected in Commonwealth's earning assets yield of 8.32% in 1999 compared with 8.37% in 1998, and 8.55% in 1997. Commonwealth's average cost of deposits decreased 19 basis points in 1999 to 4.57% when compared with an increase of 9 basis points in 1998 from 1997. The substantial decreases in nonperforming assets of $527 thousand to $1.78 million in 1999, $797 thousand to $2.3 million at the end of 1998, and $858 thousand to $3.1 million at the end of 1997, will result in a favorable impact on the net interest margin during future periods since the major reductions in nonperforming assets occurred at year end 1997, 1998, and 1999. The level of nonperforming assets negatively impacted earnings during 1999, 1998 and 1997 in the amounts of $84.3 thousand, $101.0 thousand, and $123.9 thousand, respectively.

Average interest earning assets increased $16.4 million in 1999, $14.0 million in 1998, and $8.7 million in 1997. Average net loans increased $21.7 million in 1999, $13.4 million in 1998, and $5.8 million in 1997. Average investment securities decreased by $386.1 thousand in 1999, $1,584.6 thousand in 1998 and increased $480.4 thousand during 1997.

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

On a quarterly basis, Commonwealth's management evaluates the adequacy of the allowance for loan losses, and based on such review, establishes the amount of the provision for loan losses. For large commercial and real estate exposure, a detailed loan-by-loan review is performed. The remainder of the commercial and real estate portfolio is analyzed utilizing a formula-based determination of the allowance. The formula is impacted by the risk rating of the loan, historical losses and expectations. Loan loss allowances for the various consumer credit portfolios are based on historical and anticipated losses and the current and projected characteristics of the various portfolios. In addition, consideration of factors such as economic conditions, underwriting standards, and compliance and credit administration practices may impact the level of inherent credit loss. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

A continuing strong economy, combined with the Corporation's continued loan workout activities resulted in a modest contribution to the provision for loan losses during 1999, 1998 and 1997, respectively. The Corporation made provisions for loan losses of $109.8 thousand in 1999, $101.7 thousand in 1998 and $49.8 thousand in 1997. Details of the activity in the allowance for loan losses for the past three years are shown in Note 4 to the Consolidated Financial Statement.

Net charge-offs during 1999 were $148 thousand compared with $102 thousand reported in 1998, and $13 thousand reported in 1997. The level of charge-offs for 1999 reflected normal increases as a result of the continued growth in the loan portfolio and remained relatively unchanged as a percentage of total loans. Total charge-offs for both 1999 and 1998 represented a modest one-tenth of one percent of total loans outstanding. Current expectations are that total net charge-offs in 2000 will be comparable with the Bank's experience during 1999 and 1998. This expectation is based upon assumptions regarding the general economic climate in Commonwealth's trade area and the performance characteristics of the loan portfolio, including Commonwealth's continued success in working out remaining nonperforming loans. Changes in these conditions could create different results.

The allowance for loan losses at December 31, 1999 was $931 thousand, compared with $969 thousand at December 31, 1998 and December 31, 1997. This represented 0.7% of year-end gross loans at December 31, 1999 compared with 1.06% of year-end gross loans at December 31, 1998 and 1.24% of year-end gross loans at December 31, 1997.

The tables on the following pages provide an analysis of the activity in the Corporation's nonperforming assets and allowance for loan losses for each of the last three years. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Nonperforming loans at December 31, 1999 declined $129 thousand to $1.18 million when compared with the $1.31 million at year-end 1998. During 1998, nonperforming loans declined $263 thousand when compared with 1997. Nonperforming loans continue to be centered in a relatively small number of loans with large balances. Based on the Bank's current workout plans, we expect to return each of these loans to an accrual status during 2000 with minimum losses to the Bank. Each of the loans are fully secured and represent minimal risk.

The Corporation continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets. As a part of this workout process, the Corporation routinely reevaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each nonperforming asset.

The amount of loans past due 90 days or more that were not classified as nonaccrual loans totaled $73 thousand at December 31, 1999, $202 thousand at December 31, 1998, and $124 thousand at December 31, 1997.

The following table reflects the trends discussed herein:

Nonperforming Assets

December 31	                                  1999         1998         1997

90 Days delinquent and still accruing     $  73,000    $  202,000	   $ 124,000

Nonaccrual                                1,109,000     1,109,000    1,450,000

Foreclosed properties                       601,000       999,000    1,533,000
                                          ---------     ---------    ---------

Total Nonperforming Assets               $1,783,000    $2,310,000   $3,107,000
                                          =========     =========    =========


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

Loan Portfolio

The Corporation's credit risk is centered in its loan portfolio which on December 31, 1999 totaled $125.5 million, or 85.8% of total earning assets compared with $91.9 million or 75.1% of total earning assets at year end 1998 and $78.4 million or 72.9% total earning assets at year end 1997. The Corporation's overall objective in managing loan portfolio risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration.

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

If nonaccruing loans had been performing fully, these loans would have contributed an additional $84.3 thousand to interest income in 1999, $101.0 thousand in 1998, and $123.9 thousand in 1997.

The Corporation's Other Real Estate Owned (OREO) at December 31, 1999 declined to $601 thousand following a decline in 1998 of $534 thousand from the $1.53 million reported at December 31, 1997. Of the $601 thousand, two of the properties representing $440 thousand are generating income under operating leases. The balance representing $161 thousand are in various stages of liquidation.

During the last three years, there have been additions to and liquidations of other real estate owned. There was one addition in 1999, one addition during 1998, and no additions during 1997. Proceeds from the properties disposed of during 1999 equaled $434.2 thousand compared with $670.0 thousand and $302.5 thousand in 1998 and 1997, respectively.

During 1999, 1998 and 1997, there were net losses on the sale of other real estate of $65.6 thousand, $61.6 thousand and $22.5 thousand, respectively.

The Bank has developed individual action plans for each property for the ultimate liquidation of these properties. The objectives are diligently pursued by management and reviewed with the Board of Directors monthly.

Noninterest Income

Total noninterest income increased slightly in 1999 to $1.21 million compared with $1.19 million reported in 1998, a 1.9% increase. Total noninterest income increased significantly in 1998 to 1.18 million compared with $869.0 thousand reported in 1997, a 36.6% increase. The increases during the three year period was primarily attributable to the significant increase in service charges and fees on deposits which is indicative of the recent trend in commercial banking to generate additional income from services not related to the lending function.

In each of the three years mentioned, income from OREO properties equaled $85.1 thousand, $82.9 thousand, and $88.6 thousand, respectively.

Noninterest Expense

Total noninterest expense increased to $4.86 million in 1999 or 21.9% following increases of 10.5% and 12.2% in 1998 and 1997, respectively. This represents a moderate increase when compared with the Bank's overall growth. These results reflect management's continued emphasis and commitment to the management of this area of the Bank's operations. Salaries and employee benefits, the largest component of other expenses increased by 23.0% in 1999 following increases of 8.9% in 1998 and 11.3% in 1997. Again, this increase is a result of the Bank's overall growth. Net occupancy expense increased $28.7 thousand in 1999, $14.8 thousand in 1998, and $120.1 thousand in 1997. The increases in 1999, 1998 and 1997 reflect necessary modifications and improvements to the Bank's physical facilities. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $354.7 thousand or 31.2% in 1999 compared with an increase of $144.9 thousand or 14.6% in 1998, and an increase of $59.3 thousand or 6.4% in 1997. Again, when compared with the increase in the Corporation's noninterest income during the past three years, the increase in noninterest expense is considered nominal and reflects normal increases for outside services.

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

The Bank's funding requirements are supplied from a wide range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Large certificates of deposit, over $100,000 accounted for 12.4%, 14.2%, and 8.1% of the Bank's total deposits at December 31, 1999, 1998, and 1997, respectively. As a percentage of average assets, core deposits increased to 84.5% in 1997, decreased to 82.1% in 1998, and increased to 86.9% in 1999. Management seeks to ensure adequate liquidity to fund loans, deposit withdrawals, and the Bank's financial requirements and opportunities. To provide liquidity for current, ongoing and unanticipated needs, the Bank maintains a portfolio of marketable investment securities, structures and monitors the flow of funds from these securities and from maturing loans, and maintains access to short-term funding sources, including a federal funds line of credit with its correspondent banks and the ability to borrow from the Federal Reserve System and the Federal Home Loan Bank.

The Corporation's loan portfolio net of unearned income and allowance for loan losses increased by 37.0% to $124.1 million in 1999, compared with a 17.2% increase in 1998 to $90.6 million from the $77.3 million at year end 1997. Balances in a number of loan categories also increased. Total commercial loans increased 42.4% to $91.0 million in 1999, compared with an increase of 26.9% to $63.9 million in 1998, and a 21.3% increase in 1997 to $50.6 million. These increases reflect a continuing exodus of commercial customers from the area's regional institutions to Bank of the Commonwealth, the oldest community bank in Southside Hampton Roads. Consumer loans increased $974 thousand or 17.5% in 1999 following increases of $689 thousand or 14.1% in 1998, and $274 thousand or 6.0% in 1997.

Sources of Funds

Purchased liabilities are composed of Fed Funds purchased, certificates of deposit of $100,000 and over (large CDs) and balances held in "sweep accounts" for customers. Purchased funds at December 31, 1999 equaled $21.3 million or a 17.7% increase in short-term borrowings during 1999 following a $7.2 million increase to $18.1 million during 1998, as compared with the $10.9 million reported in 1997. At December 31, 1999, 1998 and 1997, approximately 100% of Commonwealth's purchased funds consisted of funds invested by local customers which, as such, are less volatile than other categories of purchased funds or brokered deposits. On both an average and year-end basis, the composition of purchased funds continued to shift in 1999, 1998 and 1997 from the balance sheet category of large CDs to short-term borrowings. This shift in mix coincided with liquidity needs and balance sheet management strategies in a low interest rate environment.

Uses of Funds

Total earning assets at December 31, 1999 increased 19.6% from year-end 1998 compared with 1998's increase of 13.6% from year-end 1997's increase of 12.8%. The increase in earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from $78.4 million in 1997 to $125.5 million in 1999.

The composition of long-term investment securities as of December 31, 1999 and 1998 is presented in Note 3 to the Consolidated Financial Statements.

At year-end 1999, 1998 and 1997, investment securities totaled $20.2 million, $22.5 million and $22.5 million respectively.

In managing the investment securities portfolio, management's philosophy has been to provide the maximum return over the long term on funds invested while giving consideration to risk and other Corporate objectives. During periods of increasing interest rates, the market value of the investment portfolio declines in relation to book value.

Decisions to acquire investments of a particular type are based on an assessment of economic and financial conditions, including interest rate risk, liquidity, capital adequacy, the type of incremental funding available to support such assets, and an evaluation of alternative loan or investment instruments.

Investment securities are purchased with the ability to hold until maturity and with the intent to hold for the foreseeable future. Management reevaluates asset and liability strategies when economic and financial conditions fluctuate in a magnitude that might adversely impact the Company's overall interest rate risk, liquidity, or capital adequacy positions. Reassessment may alter management's intent to hold certain securities for the foreseeable future and result in repositioning a portion of the investment portfolio. Often, security sales are required to implement a change in strategy.

The total investment in the securities portfolio at December 31, 1999 was approximately $20.2 million.

The portfolio is well diversified among several market sectors as summarized below:

                 Sector                %

                 Municipals          30.3
                 Fixed Agency        21.8
                 Floating MBS        19.9
                 Floating CMO        10.1
                 Fixed MBS            9.3
                 Fixed CMO            5.0
                 Floating Agency      3.6

The overall portfolio is currently projected to yield 6.35% on a fully taxable equivalent basis. It has a weighted average life of 7.53 years, a weighted average repricing term of 5.9 years, and 66% of total holdings are invested in
fixed rate securities.   77% of the portfolio has been placed in the Available
For Sale (AFS) category for FAS 115 purposes. Given the upcoming FAS 115 Holiday (done in conjunction with adoption of FAS 133) and the recently adopted Risk Management regulations, the Bank will continue to place a higher percentage of its investments in the AFS portfolio. The portfolio currently contains an unrealized loss on sale of $938 thousand.

The portfolio has a short repricing distribution with 32.8% repricing within the next twelve months. Adjustable rate securities total $6.8 million par value and represent 33% of the total portfolio. These securities are well diversified among a variety of indices. The diversity in indices results in a consistent performing adjustable rate portfolio regardless of the direction or level of interest rates. Currently, the adjustable rate securities portfolio is projected to yield 6.13% with a weighted average months-to-roll of 5.47 months.

Fixed rate, U.S. Agency securities total $5.25 million par value and represent 25.6% of total holdings. The portfolio is diversified among various call types as 47.6% are continuously callable (i.e. anytime after the first call date), and 52.4% are discretely callable (i.e. on coupon payment dates).

Municipal holdings total $6.235 million par value, or 30.3% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.47%. These issues have excellent credit quality, as 98% of the portfolio is AA-rated or higher. The two largest states represented in the portfolio include New York at 22% and Pennsylvania at 15%. The average duration date of the municipal portfolio is approximately 7.93 years.

Fixed rate CMOs total $983 thousand par value, or 4.8% of total holdings, and are well diversified among a variety of structures and maturities. Overall, the portfolio is relatively short with 24.5% having an expected average life of between three to five years. The portfolio is currently projected to yield 6.5% with an expected average life of 2.6 years based on the historical one-month prepayment rate.

Fixed rate mortgage pools total $1.87 million par value, or 9.3% of total holdings. These securities are invested in a variety of Balloon, 15-year, 20-year, and 30-year final maturity pools and is well diversified among coupon rates. Overall, the portfolio is projected to yield 6.71% with a projected average life of 7.39 years based on the one-month historical prepayment rate.

Management frequently assesses the performance of the investment portfolio to ensure its yield and cash flow performances are consistent with the broad strategic plan of the entire Bank. Flexibility is one of the hallmarks of the Bank's ability to meet the dynamic banking needs of its customers.

Year-end total loans net of unearned income increased $33.5 million or 36.5% in 1999 following a $13.3 million or 17.0% increase in 1998, and an increase of 18.9% or $12.4 million at year end 1997. The results were largely due to the efforts of the Bank's officers to develop new loan relationships with customers from the area's regional institutions combined with an improved economic environment.

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

During the past three years, a considerable volume of new loan relationships has been developed with "old line and well-established" local businesses, which have transferred their relationships to Commonwealth from other "regional financial institutions" that are experiencing further consolidation. This has been an excellent source of new business for the Bank. We intend to aggressively continue to target these relationships in future periods.

Further explanations regarding the changes in the volume of outstanding loans are included in Management's Discussion and Analysis of Financial Condition and Results Operations, under the section entitled "Liquidity".

Dividends and Dividend Policy

The Corporation's Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The Corporation's only source of funds for cash dividends are dividends paid to the Corporation by the Bank.

Based on the Corporation's earnings record for 1999, the Corporation paid a $0.035 cash dividend on June 30, September 30, and December 31, 1999. There were no cash dividends declared during 1998 or 1997. The Corporation issued a fifty (50%) percent stock dividend on May 27, 1999, an eight (8%) percent stock dividend during the first quarter of 1998, and a six (6%) percent stock dividend during the first quarter of 1997.

Income Taxes

Corporations are required to pay the greater of the regular corporate income tax or the alternative minimum tax (AMT). In 1999, income tax expense was $446.4 thousand, down from $482.3 thousand in 1998, and up from the $427.7 thousand in 1997. The decrease in income tax expense in 1999 was a result of increased investment in municipal bonds, which resulted in a lower tax liability.

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

Capital Resources and Adequacy

Average shareholders' equity increased at the rate of 7.6% in 1999 compared with 12% in 1998, and 9.4% in 1997. During these periods, the primary source of capital to the Bank has been internally generated retained earnings.

The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At December 31, 1999, the Bank's risk-adjusted capital ratios were 9.9% for Tier 1 and 10.7% for total capital, well above the required minimums of 4.0% and 8.0% respectively, as compared with 11.8% and 12.8%, respectively at December 31, 1998, and 12.5% and 13.7% at December 31, 1997. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, Commonwealth was considered "Well-capitalized", the highest category of capitalization defined by the regulators allowing the lowest level of FDIC insurance premium rates, as of December 31, 1999, 1998, and 1997.

The Bank's capital is adequate to support the present level of assets and to provide for some future growth.

At December 31, 1999, shareholders' equity stood at $12.2 million as compared with $11.6 million at year-end 1998, and $10.5 million at year-end 1997. These increases were brought about by a net profit of $1.155 million in 1999, a net profit of $1.105 million in 1998, and a net profit of $930 thousand in 1997.

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

Five-Year Summary Consolidated Balance Sheets

                                                              December 31
                                      1999          1998           1997           1996           1995
ASSETS

Cash and due from banks            $6,320,567    $5,383,384     $4,347,967     $5,655,944	    $5,135,875
Investment securities:
   Available for sale              15,478,387    16,828,831     11,682,058      9,438,596      5,824,275
   Held to maturity                 4,706,761     5,665,833     10,830,242     14,072,217     11,290,140
Equity securities, restricted         548,078       503,678        151,678        151,678        143,900

Federal funds sold                         --     7,378,500      6,440,417      5,718,439      5,131,844
Loans:
   Commercial                      23,306,635    15,990,112     13,861,467     11,078,914      8,889,880
   Commercial construction          1,711,924     1,522,464      1,600,521      1,867,926      1,470,129
   Commercial mortgage             65,985,847    46,379,110     35,090,563     28,796,673     25,795,631
   Residential mortgage            25,146,370    19,576,529     19,836,295     17,206,173     18,668,317
   Installment loans to individuals	6,538,126     5,564,235      4,874,850      4,600,931      3,970,015
   Other                            2,816,716     2,817,787      3,181,766      2,448,714      2,809,860
                                  -----------   -----------    -----------    -----------    -----------
               GROSS LOANS        125,505,618    91,850,237     78,445,462     65,999,331     61,603,832
Less:  Unearned income               (460,527)     (274,472)      (194,100)      (164,724)      (231,186)
          Allowance for loan losses	 (931,000)     (969,000)      (969,000)      (932,000)    (1,256,000)
                                  -----------   -----------    -----------    -----------    -----------
                                  124,114,091    90,606,765     77,282,362     64,902,607     60,116,646
Premises and equipment              2,822,142     2,742,015      2,325,677      2,442,691      2,340,746
Other assets                        3,025,581     3,128,238      3,045,336      3,788,054      5,053,931
                                  -----------   -----------    -----------    -----------    -----------
                                 $157,015,607  $132,237,244   $116,105,737   $106,170,226    $95,037,357
                                  ===========   ===========    ===========    ===========    ===========

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing            $15,071,902   $16,433,391    $12,083,459    $10,686,956    $13,147,115
   Interest bearing               123,286,067    99,736,424     88,676,591     79,575,499     69,109,244
                                  -----------   -----------    -----------    -----------    -----------
             TOTAL DEPOSITS       138,357,969   116,169,815    100,760,050     90,262,455     82,256,359

Short-term borrowings               4,156,193     2,483,725      2,760,068      3,573,350      2,290,477

Long-term debt                        530,944       557,056        583,168        609,280        684,019
Other liabilities                   1,743,903     1,446,903      1,470,963      2,156,671      1,036,116
                                  -----------   -----------    -----------    -----------    -----------
             TOTAL LIABILITES     144,789,009   120,657,499    105,574,249     96,601,756     86,266,971

SHAREHOLDERS' EQUITY

Common stock                        4,111,858     2,710,383      2,510,235      2,368,752      2,235,258
Additional capital                  5,274,788     5,175,939      4,536,468      4,106,361      3,715,666
Retained earnings                   3,367,585     3,740,072      3,477,142      3,121,362      2,811,562
Accumulated other
   comprehensive income (loss)       (527,633)      (46,649)         7,643        (28,005)         7,900
                                  -----------   -----------    -----------    -----------    -----------
                                   12,226,598    11,579,745     10,531,488      9,568,470      8,770,386
                                  -----------   -----------    -----------    -----------    -----------

                                 $157,015,607  $132,237,244   $116,105,737   $106,170,226    $95,037,357
                                  ===========   ===========    ===========    ===========    ===========



Five-Year Summary of Consolidated Operations

                                                          Year Ended December 31
                                     1999          1998          1997          1996          1995
Interest on loans and
  investments and loan fees       $10,860,577    $9,546,891    $8,553,087     $7,744,380     $6,858,537
Interest on deposits and
  short-term borrowings	            5,501,577     5,060,073     4,409,992      4,201,221      3,631,792
                                  -----------   -----------   -----------    -----------    -----------
   Net Interest Income              5,359,000     4,486,818     4,143,095      3,543,159      3,226,745

Provision for loan losses             109,823       101,738        49,762            529         52,932
                                  -----------   -----------   -----------    -----------    -----------
   Net Interest Income
    After Provision
    for Loan Losses                 5,249,177     4,385,080     4,093,333      3,542,630      3,173,813

Noninterest Income
   Security gains                       7,106         5,084        10,077          3,570         28,430
   Gains (loss) on sale of
     real estate                      (65,550)      (61,561)      (22,459)       (12,744)         8,668
   Other noninterest income         1,267,640     1,243,147       881,401        879,795        772,963
                                  -----------   -----------   -----------    -----------    -----------

Total Noninterest Income            1,209,196     1,186,670       869,019        870,621        810,061

Noninterest Expenses:
   Salaries and employee benefits   2,290,700     1,862,484     1,709,545      1,535,427      1,354,088
   Occupancy expenses (net)           464,458       435,770       420,943        300,844        276,531
   Furniture and equipment expenses	  609,499       548,691       481,917        443,316        432,693
   Other noninterest expenses       1,491,902     1,137,214       992,290        932,974        802,897
                                  -----------   -----------   -----------    -----------    -----------

Total Noninterest Expenses          4,856,559     3,984,159     3,604,695      3,212,561      2,866,209
                                  -----------   -----------   -----------    -----------    -----------

Income Before Income Taxes          1,601,814     1,587,591     1,357,657      1,200,690      1,117,665

Applicable Income Tax Expense         446,424       482,339       427,692        364,264        282,148
                                  -----------   -----------   -----------    -----------    -----------

Net Income for Year                $1,155,390    $1,105,252      $929,965       $836,426       $835,517
                                   ==========    ==========    ==========     ==========     ==========

Net Income per share - basic (1)        $0.71         $0.68         $0.57          $0.51          $0.51

Net Income per share
  assuming dilution (1)	                $0.64         $0.62         $0.53          $0.48          $0.50

Average shares outstanding (1)      1,631,684     1,626,107     1,626,107      1,626,107      1,626,107

Average shares - assuming
  dilution (1)                      1,804,201     1,788,986     1,755,776      1,727,267      1,687,222

(1) Adjusted to reflect 1999, 1998, 1997, & 1996 stock dividends.

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

Edward J. Woodard, Jr., 57

Chairman of the Board, President and Chief Executive Officer of the Corporation and the Bank; Director and President of BOC Title of Hampton Roads, Inc.; and Director and President of BOC Insurance Agency of Hampton Roads, Inc.

John H. Gayle, 61

Executive Vice President and Secretary of the Corporation and Executive Vice President and Cashier of the Bank; Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc.; and Director, Vice President, Secretary and Treasurer of BOC Insurance Agency of Hampton Roads, Inc.

Richard R. Early, 55

Senior Vice President and Senior Trust Officer of the Bank since September 1996. Prior to accepting the position with the Bank, Mr. Early was Senior Vice President and Senior Trust Officer at Bank of Lancaster from May 1990 through September 1996.

Simon Hounslow, 35

Senior Vice President and Commercial Loan Officer of the Bank.



Item 10. Executive Compensation.

Summary Executive Compensation Table

	The following table sets forth the annual compensation paid or accrued by the Corporation and its subsidiaries to Edward J. Woodard, Jr., CLBB, Chairman of the Board, President and Chief Executive Officer of the Corporation and the Bank for the past three fiscal years. Compensation for each other executive officer of the Corporation or the Bank did not exceed $100,000 in 1999 and, therefore, is not shown in the table.

Summary Compensation Table

Name and
Principal Position          Annual Compensation

                            Year         Salary(1)      Bonus

Edward J. Woodard, Jr.,     1999        $206,099        $18,500
CLBB                        1998         191,300         15,000
Chairman of the Board       1997         177,100         10,000
President and Chief
Executive Officer

(1) Includes base salary and director fees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Management

The following table sets forth as of March 14, 2000, certain information with respect to each director including age, principal occupation, the year each nominee or incumbent director first became a director, and each such person's beneficial ownership of the Corporation's Common Stock. Unless otherwise indicated, the business experience and principal occupation shown for each nominee or incumbent director has extended five or more years. All of the Corporation's directors and named executive officer receive mail at the Corporation's offices.



                                                                      Number and
                               Served as      Principal Occupation    Percent of
Name                   Age     Director       During Past             Shares Beneficially
                               Since          Five Years              Owned (1)(2)

George H. Burton, Jr.  89      1981           President of Burton     63,850(3)
                                              Lumber Corp., a            3.52%
                                              building materials
                                              and supplies company
                                              located in Chesapeake,
                                              Virginia

Morton Goldmeier       76      1988           President of Hampton    72,350(4)
                                              Roads Management           3.98%
                                              Associates, Inc.

William P. Kellam      85      1971           Retired President of    32,826(5)
                                              Kellam-Eaton Insurance     1.81%
                                              Agency, Inc. (real estate
                                              and insurance),
                                              Virginia Beach, Virginia,
                                              a position he held until
                                              1986.

Thomas W. Moss, Jr.    72      1999           Attorney, President &      470
                                              Sole Owner of Thomas         *
                                              W. Moss, Jr., P.C.
                                              located in Norfolk,
                                              Virginia.

William D. Payne, M.D. 64      1988           General, Laproscopic    17,424(6)
                                              and Endoscopic Surgeon       *
                                              and President with Drs.
                                              Payne, Ives & Holland, Inc.,
                                              General, Laproscopic and
                                              Endoscopic Surgery in
                                              Norfolk, Virginia

Herbert L. Perlin      59      1987           President of Perlin     42,034(7)
                                              Benefit Resources, Inc.,   2.32%
                                              a regional pension
                                              administration company
                                              located in Chesapeake,
                                              Virginia.

Richard J. Tavss       60      1988           Senior counsel of      117,375(8)
                                              Tavss, Fletcher,           6.47%
                                              Maiden & King, P.C. in
                                              Norfolk, Virginia.

Edward J. Woodard, Jr. 57      1973           Chairman of the Board,  37,505(9)
CLBB                                          President and Chief        2.07%
                                              Executive Officer of
                                              the Corporation and
                                              the Bank.

Kenneth J. Young       49      1999           President of Leisure       504
                                              & Recreation Consultants,    *
                                              Inc., Tampa, Florida

Morton M. Zedd         64      1971           Real estate developer   92,762(10)
                                              and investor in            5.11%
                                              Richmond, Virginia.


All Directors and executive officers as Group (12 persons)            509,459
                                                                        28.06%


*Percentage of ownership is less than 1% of the outstanding shares of Common Stock of the Corporation.

(1)Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options.

(2)Based on 1,659,406 issued and outstanding shares of common stock as of March 14, 2000 and stock options either currently exercisable or which will become exercisable within sixty (60) days.

(3)Includes 11,176 shares which Mr. Burton has the right to acquire through the exercise of stock options, (ii) 43,697 shares registered in the name of George
H. Burton Revocable Living Trust, and (iii) 8,200 shares registered in the name of Clarice B. Burton Revocable Living Trust.

(4)Includes (i) 16,000 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options and (ii) 13,325 shares owned by Mr. Goldmeier's wife, for which Mr. Goldmeier disclaims beneficial ownership.


(5)Includes (i) 16,000 shares which Mr. Kellam has the right to acquire through the exercise of stock options and (ii) 16,092 shares registered in the name of Mr. Kellam's wife, for which Mr. Kellam disclaims beneficial ownership.

(6)Includes (i) 16,000 shares which Dr. Payne has the right to acquire through the exercise of stock options and (ii) 607 shares registered in the name of Dr. Payne's wife, for which Dr. Payne disclaims beneficial ownership.

(7)Includes (i) 16,000 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 18,210 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, and (iii) 3,886 shares owned jointly by Mr. Perlin and his wife.

(8)Includes (i) 16,000 shares which Mr. Tavss has the right to acquire through the exercise of stock options, (ii) 1,209 shares registered in the name of Richard J. Tavss, Custodian for Bobbie J. Tavss, (iii) 745 shares registered in the name of the Estate of Daniel J. Tavss c/o Richard J. Tavss, trustee under the will, and (iv) 201 shares registered in the name of Richard J. Tavss, Custodian for Sanders T. Schoolar V.

(9)Includes (i) 19,133 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 617 shares registered in the name of E. J. Woodard, Jr., Custodian for Troy Brandon Woodard, (iii) 1,466 shares registered in the name of E. J. Woodard, Jr. and Sharon W. Woodard, Custodians of Troy Brandon Woodard, (iv) 2,022 shares held in trust, representing the proceeds of a self directed Individual Retirement Account for the benefit of E.
J. Woodard, Jr., and (v) 3,886 shares owned jointly by Mr. Woodard and his wife.

(10)Includes (i) 16,000 shares which Mr. Zedd has the right to acquire through the exercise of stock options, (ii) 64,318 shares registered in the name of Five Associates, a Virginia general partnership, of which Mr. Zedd is managing partner, and (iii) 11,557 shares in the Maxwell Zedd Trust, of which Mr. Zedd is the beneficiary.


Security Ownership of Certain Beneficial Owners


	The following table sets forth certain information with respect to beneficial ownership of the Corporation's Common Stock as of December 31, 1999 by each beneficial owner of more than 5% of the Corporation's Common Stock.

		Name and Address
		Of Holder               		     Beneficial Ownerhship
		                             Shares              Percent

John Hancock Mutual Life       91,437               5.6%
Insurance Company
101 Huntington Avenue
Boston, Massachusetts  02199




Item 12. Certain Relationships and Related Transactions.


Loans to Officers and Directors

	Certain directors and officers of the Corporation and the Bank, members of their immediate families, and corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 1999, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons are made in the ordinary course of business during 1999, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons are made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectability or present other unfavorable features.

	As of December 31, 1999, the amount of loans from the Bank to all officers and directors of the Corporation and the Bank, and entities in which they are associated, was approximately $3.2 million. This amount represented 26.3% of the total equity capital of the Bank as of December 31, 1999.

Business Relationships and Transactions with Management
	In the ordinary course of its business, the Corporation and the Bank engaged in certain transactions with their officers and directors in which such officers and directors have a significant interest. All such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties. The Bank has from time to time retained the Norfolk, Virginia law firm of Tavss, Fletcher, Maiden and King, P.C., of which Mr. Tavss, a director of the Corporation and the Bank, is senior counsel, to perform certain legal services for the Corporation and the Bank.

	In 1984, the Bank entered into a lease with Boush Bank Building Associates, a limited partnership (the "Partnership"), to rent the headquarters building (the "Headquarters") of the Corporation and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The general partner of the Partnership is Boush Bank Building Corporation. All of the limited partners of the Partnership, namely Messrs. Woodard, Burton, and Kellam, are directors of the Corporation and the Bank. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease if twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1,600,000 industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of Crestar Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank's return on average assets is less than seven-tenths of one percent. Under this provision the Bank has purchased 54.4% of this property for a total of $999,611. No purchases have been made after 1988. The terms of the lease are not less favorable than could be obtained from a non-related party.



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

10.1 Lease. Filed June 15, 1988, as Exhibit 10.1 to theRegistrants Form S-4, and incorporated herein by reference.

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

10.8 Employment Agreement with Edward J. Woodard, Jr. Filed March 20, 1990, as
Exhibit 10.8 to Registrant's Form 10-K, and incorporated herein by reference.

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

(b) Reports filed on Form 8-K for the quarter ended December 31, 1999.

None



	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Commonwealth Bankshares, Inc.
                                               (Registrant)

Date:  March 29, 2000                          By: /s/
                                                   E. J. Woodard, Jr., CLBB
                                                   Chairman of the Board
                                                   President & CEO

                                               By: /s/
                                                   John H. Gayle
                                                   Executive Vice President &
                                                   Cashier (Principal Financial
                                                   Officer)

                                               By: /s/
                                                   George H. Burton
                                                   Director

                                               By: /s/
                                                   Morton Goldmeier
                                                   Director

                                               By: /s/
                                                   William P. Kellam
                                                   Director

                                               By: /s/
                                                   Thomas W. Moss, Jr.
                                                   Director

                                               By: /s/
                                                   William D. Payne, M.D.
                                                   Director

                                               By: /s/
                                                   Herbert L. Perlin
                                                   Director

                                               By: /s/
                                                   Richard J. Tavss
                                                   Director

                                               By: /s/
                                                   Kenneth J. Young
                                                   Director

                                               By: /s/
                                                   Morton M. Zedd
                                                   Director



                             ANNUAL REPORT ON FORM 10-KSB
                                       ITEM 8,
                            LIST OF FINANCIAL STATEMENTS
                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                           YEAR ENDED DECEMBER 31, 1999
                           COMMONWEALTH BANKSHARES, INC.






Commonwealth Bankshares, Inc.

List of Financial Statements

The following consolidated financial statements of Commonwealth Bankshares, Inc. and subsidiary are included:

Consolidated balance sheets--December 31, 1999 and 1998.

Consolidated statements of income--Years ended December 31, 1999, 1998 and 1997.

Consolidated statements of stockholders' equity--Years ended December 31, 1999, 1998 and 1997.

Consolidated statements of cash flows--Years ended December 31, 1999, 1998 and 1997.

Notes to consolidated financial statements--December 31, 1999.

Schedules to the consolidated financial statements required by Article 9 of Regulations S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.





                                     INDEX

                                                             PAGE

Independent Auditors' Report                                  F-2

Financial Statements

Consolidated balance sheets                                   F-3
Consolidated statements of income                             F-5
Consolidated statements of stockholders' equity	              F-6
Consolidated statements of cash flows                         F-7
Notes to consolidated financial statements                    F-8


                          Independent Auditors' Report




Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia


We have audited the accompanying consolidated balance sheets of Commonwealth Bankshares, Inc. and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Bankshares, Inc. and its subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



							POTI, WALTON & ASSOCIATES, PC




Richmond, Virginia
January 13, 2000




                         COMMONWEALTH BANKSHARES, INC.

	                    CONSOLIDATED BALANCE SHEETS

	                    DECEMBER 31, 1999 AND 1998


	                            ASSETS


                                                  1999           1998
Cash and cash equivalents:

Cash and due from banks                     $  6,320,567    $  5,383,384
Federal funds sold                                     -       7,378,500
                                              ----------      ----------
Total cash and cash equivalents                6,320,567      12,761,884
Investment securities:
   Available for sale                         15,478,387      16,828,831
   Held to maturity                            4,706,761       5,665,833

Equity securities, restricted, at cost           548,078         503,678
Loans receivable:
  Commercial                                  23,306,635      15,990,112
  Commercial construction                      1,711,924       1,522,464
  Commercial mortgage                         65,985,847      46,379,110
  Residential mortgage                        25,146,370      19,576,529
  Installment loans to individuals             6,538,126       5,564,235
  Other                                        2,816,716       2,817,787
                                             -----------     -----------
Gross loans                                  125,505,618      91,850,237
   Unearned income                              (460,527)       (274,472)
   Allowance for loan losses                    (931,000)       (969,000)
                                             -----------     -----------
      Loans, net                             124,114,091      90,606,765

Premises and equipment, net                    2,822,142       2,742,015
Foreclosed real estate                           601,101         998,697
Accrued interest receivable                    1,044,211         856,458
Other assets                                   1,380,269       1,273,083
                                             -----------     -----------
                                            $157,015,607    $132,237,244
                                             ===========     ===========



                    LIABILITIES AND STOCKHOLDERS' EQUITY


1999 1998
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits    $ 15,071,902     $  16,433,391
    Interest-bearing:
      Demand deposits                        18,241,708        16,895,521
      Savings deposits                        4,658,485         5,303,955
      Other time deposits                   100,385,874        77,536,948
                                            -----------       -----------
Total deposits                              138,357,969       116,169,815

Short-term borrowings                         4,156,193         2,483,725

Long-term debt                                  530,944           557,056

Accrued interest payable                        550,917           381,067

Other liabilities                             1,192,986         1,065,836
                                            -----------       -----------
Total liabilities                           144,789,009       120,657,499



Stockholders' equity:

Common stock, par value $2.50, 5,000,000
  shares authorized; 1,644,743 and
  1,084,153 shares issued and
  outstanding in 1999 and 1998,
  respectively                                4,111,858         2,710,383
Additional paid-in capital                    5,274,788         5,175,939
Retained earnings                             3,367,585         3,740,072
Accumulated other comprehensive loss           (527,633)          (46,649)
                                            -----------       -----------
Total stockholders' equity                   12,226,598        11,579,745
                                            -----------       -----------

                                           $157,015,607      $132,237,244
                                            ===========       ===========

The accompanying notes are an integral part of these consolidated financial Statements.


COMMONWEALTH BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                    1999           1998          1997
Interest income:
  Loans, including fees           $9,512,833    $7,837,677    $6,774,908
  Investment securities            1,296,281     1,379,586     1,559,530
  Other interest income               51,463       329,628       218,649
                                  ----------     ---------     ---------
    Total interest income         10,860,577     9,546,891     8,553,087

Interest expense:
  Deposits                         5,262,773     4,906,526     4,235,619
  Other interest expense             238,804       153,547       174,373
                                  ----------     ---------     ---------
    Total interest expense         5,501,577     5,060,073     4,409,992
                                  ----------     ---------     ---------
Net interest income                5,359,000     4,486,818     4,143,095

Provision for loan losses            109,823       101,738        49,762
                                  ----------     ---------     ---------
Net interest income after
  provision for loan losses        5,249,177     4,385,080     4,093,333

Noninterest income (loss):
  Service charges on deposit
    Accounts                         842,240       824,827       526,540
  Other service charges and fees     386,706       369,776       273,044
  Other                              (19,750)       (7,933)       69,435
                                  ----------     ---------     ---------
     Total noninterest income      1,209,196     1,186,670       869,019

Noninterest expenses:
  Salaries and employee benefits   2,290,700     1,862,484     1,709,545
  Net occupancy expense              464,458       435,770       420,943
  Furniture and equipment expense    609,499       548,691       481,917
  Other operating expense          1,491,902     1,137,214       992,290
                                  ----------     ---------     ---------
    Total noninterest expenses     4,856,559     3,984,159     3,604,695
                                  ----------     ---------     ---------
Income before income taxes         1,601,814     1,587,591     1,357,657

Provision for income taxes           446,424       482,339       427,692
                                  ----------     ---------     ---------
Net income                        $1,155,390    $1,105,252    $  929,965
                                  ==========    ==========    ==========
Per share data:
  Basic                           $      .71    $      .68    $      .57
                                  ==========    ==========    ==========

  Diluted                         $      .64    $      .62    $      .53
                                  ==========    ==========    ==========

The accompanying notes are an integeral part of these consolidated financial Statements.

COMMONWEALTH BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, and 1997


                                                               Accumulated Other
                                         Additional               Comprehensive
                               Common      Paid-in
                                Stock      Capital    Earnings     Income (Loss)     Total

Balance, December 31, 1996   $2,368,752  $4,106,361  $3,121,362   $(28,005)    $  9,568,470

Comprehensive income:
  Net income                          -           -     929,965          -          929,965
  Net change in unrealized
    gain on securities
    available for sale                -           -           -     35,648           35,648
                                                                                -----------
    Total comprehensive income                                                      965,613
6% stock dividend -
  56,593 shares                 141,483     430,107    (574,185)         -           (2,595)
                            -----------  ----------  ----------    --------     -----------
Balance, December 31, 1997    2,510,235   4,536,468   3,477,142       7,643      10,531,488

Comprehensive income:
  Net income                          -           -   1,105,252           -       1,105,252
  Net change in unrealized
  loss on securities
  available for sale                  -           -           -     (54,292)        (54,292)
                                                                                -----------
    Total comprehensive income                                                    1,050,960

8% stock dividend -
  80,059 shares                 200,148     639,471    (842,322)          -          (2,703)
                            -----------  ----------  ----------    --------     -----------
Balance, December 31, 1998    2,710,383   5,175,939   3,740,072     (46,649)     11,579,745

Comprehensive income:
  Net income                          -           -   1,155,390           -       1,155,390
  Net change in unrealized
    loss on securities
    available for sale                -           -           -    (480,984)       (480,984)
                                                                                -----------
    Total comprehensive income                                                      674,406

Issuance of common stock -
  18,636 shares                  46,590      98,849           -           -         145,439
50% stock dividend -
  541,954 shares              1,354,885           -  (1,354,885)          -               -
Cash dividend -
  $.105 per share                     -           -    (172,992)          -        (172,992)
                             ----------  ----------  ----------    --------     -----------
Balance, December 31, 1999   $4,111,858  $5,274,788  $3,367,585   $(527,633)    $12,226,598
                             ==========  ==========  ==========   =========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

COMMONWEALTH BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997



                                          1999              1998            1997

Operating activities:
Net income                             $1,155,390        $1,105,252     $  929,965
Adjustments to reconcile
  net income to net
  cash from operating
  activities:
    Provision for loan losses             109,823           101,738         49,762
    Depreciation and amortization         411,795           370,417        338,200
    Other, net                            (15,477)          133,279         78,099
Net change in:
  Accrued interest receivable            (187,753)          (55,545)       (64,821)
  Accrued interest payable                169,850           (22,772)        69,677
  Other assets                            362,897          (616,565)      (217,407)
                                       ----------        ----------     ----------
Net cash from operating activities      2,006,525         1,015,804      1,183,475
Investing activities:
  Purchase of securities held
    to maturity                                 -          (992,619)    (3,098,544)
  Purchase of securities
    available for sale                 (3,773,059)      (12,599,300)    (8,251,207)
  Purchase of equity securities,
    Restricted                            (44,400)         (352,000)             -
  Net purchase of premises and
    Equipment                            (494,140)         (782,043)      (221,881)
  Net expenditures on foreclosed
    real estate                           (30,448)         (157,811)      (138,820)
  Net change in loans                 (33,692,449)      (13,465,516)   (12,429,517)
  Proceeds from:
    Maturities of securities held
      to maturity                         959,072         6,138,292      5,495,645
    Sales and maturities of
      securities available for sale     4,386,431         7,394,086      6,916,709
    Sale of real estate acquired in
      settlement of loans                 434,194           670,000        302,534
                                       ----------        ----------     ----------
Net cash used in investing activities (32,254,799)      (14,146,911)   (11,425,081)

Financing activities:
  Net change in:
    Other time deposits                22,848,926        11,745,243      8,261,228
  Demand, interest bearing demand
    and savings deposits                 (660,772)        3,664,522      2,236,368
  Short-term borrowings                 1,672,468          (276,343)      (813,282)
  Other                                   (53,665)          (28,815)       (28,707)
                                       ----------        ----------     ----------
Net cash from financing activities     23,806,957        15,104,607      9,655,607
                                       ----------        ----------     ----------
Net increase (decrease) in cash
  and cash equivalents                 (6,441,317)        1,973,500       (585,999)
Cash and cash equivalents, January 1   12,761,884        10,788,384     11,374,383
                                       ----------        ----------     ----------
Cash and cash equivalents, December 31 $6,320,567       $12,761,884    $10,788,384
                                       ==========       ===========    ===========

Supplemental disclosure of cash paid during the year for:
  Interest                             $5,331,577        $5,082,993     $4,340,315
  Income taxes                            562,366           631,174        433,635

The accompanying notes are an integral part of these consolidated financial Statements.

F-7

COMMONWEALTH BANKSHARES, INC.
NOTES TO CONS0LIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

Note 1   Summary of Significant Accounting Policies

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the Parent) and its subsidiary, Bank of the Commonwealth (the Bank) and its subsidiaries, BOC Title of Hampton Roads, Inc. and BOC Insurance Agencies of Hampton Roads, Inc., are in accordance with generally accepted accounting principles and conform to accepted practices within the banking industry. A summary of significant accounting policies is briefly described below.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Parent and the Bank and its subsidiaries, collectively referred to as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

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

COMMONWEALTH BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1999

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

COMMONWEALTH BANKSHARES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1999

Note 1   Summary of Significant Accounting Policies (Continued)

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Deprecation is computed generally by the straight-line method. It is the Company's policy to capitalize additions and improvements and depreciate the cost thereof over the estimated useful lives as follows:

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

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:


                                     1999          1998          1997

Weighted average shares
outstanding used to compute basic
earnings per share                1,631,684     1,626,107     1,626,107

Incremental shares issuable
upon the assumed exercise of
stock options                       172,517       162,879       129,669
                                 ----------    ----------    ----------
Shares used to compute diluted
earnings per share                1,804,201     1,788,986     1,755,776
                                 ==========    ==========    ==========

On April 27, 1999, the Board of Directors declared a 3 for 2 stock split effected in the form of a 50 percent stock dividend. Accordingly, outstanding shares of common stock were increased by 541,954 shares and a transfer of $1,354,885, representing the par value of additional shares issued, was made from retained earnings to common stock. The Company's prior years per share data has been restated to reflect the 1999 stock dividend

COMMONWEALTH BANKSHARES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1999


Note 1   Summary of Significant Accounting Policies (Continued)

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on previously reported net income.

Note 2   Concentrations of Credit Risk

At December 31, 1999, the Bank's cash and due from banks included three commercial bank deposit accounts aggregating $2,618,422 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

COMMONWEALTH BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 1999

Note 3   Investment Securities

The carrying and market values of investment securities are as follows:

                                  Carrying        Unrealized    Unrealized     Market
                                   Amount            Gains        Losses       Value
December 31, 1999

Available for sale:
 U.S. Government and agency
   Securities                   $4,499,998        $     -       $(291,551)   $ 4,208,447
 Mortgage-backed securities      7,084,258          2,026        (186,367)     6,899,917
 State and municipal securities  4,443,575              -        (296,052)     4,147,523
 Other equities                    250,000              -         (27,500)       222,500
                                ----------         ------        ---------    ----------
                               $16,277,831         $2,026       $(801,470)   $15,478,387
                               ===========        =======       =========    ===========
Held to maturity:
 U.S. Government and agency
 Securities                    $   750,000        $     -       $(117,656)    $  632,344
 Mortgage-backed securities      2,170,929         17,372         (34,647)     2,153,654
 State and municipal securities  1,785,832          7,075         (11,166)     1,781,741
                                ----------         ------        --------      ---------
                               $ 4,706,761        $24,447       $(163,469)   $ 4,567,739
                               ===========        =======       =========    ===========
December 31, 1998

Available for sale:
 U.S. Government and agency
 Securities                    $ 3,502,101       $ 13,305      $  (11,510)   $ 3,503,896
 Mortgage-backed securities      8,778,983         25,574         (68,973)     8,735,584
 State and municipal securities  4,618,427         12,978         (42,054)     4,589,351
                                ----------        -------        --------     ----------
                               $16,899,511        $51,857       $(122,537)   $16,828,831
                                ==========        =======       =========    ===========
Held to maturity:
 U.S. Government and agency
 Securities                     $1,071,938       $  2,215      $  (57,010)   $ 1,017,143
 Mortgage-backed securities      2,813,503         10,522         (23,472)     2,800,553
 State and municipal securities  1,780,392         35,839               -      1,816,231
                                ----------       --------       ---------     ----------
                                $5,665,833        $48,576      $  (80,482)   $ 5,633,927
                                ==========        =======       =========    ===========

A maturity schedule of investment securities as of December 31, 1999 is as follows:

                                Available for Sale           Held to Maturity
                                Carrying     Market          Carrying      Market
                                Amount        Value          Amount        Value
Due:
 In one year or less          $249,998     $233,045         $        -  $        -
 After one year through
   five years                  420,726      394,009          1,912,133   1,786,404
 After five years through
  ten years                  4,407,476    4,176,293            623,699     627,681
 After ten years             3,865,373    3,552,623                  -           -
                             ---------    ---------          ---------   ---------
                             8,943,573    8,355,970          2,535,832   2,414,085
Mortgage-backed securities   7,084,258    6,899,917          2,170,929   2,153,654
Equity securities              250,000      222,500                  -           -
                             ---------    ---------          ---------   ---------
                           $16,277,831  $15,478,387         $4,706,761  $4,567,739
                            ==========   ==========          =========   =========



Securities with a carrying value of $20,667,040 and $10,472,897 and market value of $19,757,340 and $10,381,425 at December 31, 1999 and 1998,
respectively, were pledged as collateral to secure public deposits and for other purposes.


Note 4   Loans Receivable

Although the Bank has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the commercial real estate operators and hotel/motel sectors. The majority of these loans are collateralized by a deed of trust on real estate. The approximate outstanding balances of loans in these sectors are as follows:


                                                    December 31,
                                              1999                 1998
Commercial real estate operators          $21,900,000          $13,700,000
Hotel/motel                                13,200,000            6,800,000

A summary of transactions in the allowance for loan losses follows:

                                          1999        1998         1997
Balance at beginning of year            $969,000    $969,000     $932,000

Provision charged to operating expense   109,823     101,738       49,762
Loan charge-offs                        (156,963)   (105,218)     (30,576)
Loan recoveries                            9,140       3,480       17,814
                                        --------    --------      -------
Balance at end of year                  $931,000    $969,000     $969,000
                                        ========    ========     ========

Note 5   Premises and Equipment

Premises and equipment are summarized as follows:


                                                  December 31,
                                               1999            1998
Land                                        $   263,802   $   263,802
Buildings and improvements                    1,603,264     1,612,422
Leasehold improvements                          370,853       338,576
Furniture and equipment                       2,775,892     2,997,073
Construction in progress                        220,301        71,398
                                             ----------    ----------
                                              5,234,112     5,283,271
Less accumulated depreciation                 2,411,970     2,541,256
                                             ----------    ----------
                                             $2,822,142    $2,742,015

F-14                                         ==========    ==========

Note 6   Deposits

The aggregate amount of time deposits with minimum denominations of $100,000, was approximately $17,205,000 and $15,636,000 at December 31, 1999 and 1998,
respectively.

At December 31, 1999, the scheduled maturities of certificates of deposit included in other time deposits on the balance sheet are as follows:

              2000                 $39,235,088
              2001                  36,574,982
              2002                   3,008,287
              2003                   3,696,971
              2004                  10,160,472
              Thereafter                17,192
                                   -----------
                                   $92,692,992
                                   ===========

Note 7   Dividend Limitations

Dividends may be paid to the Parent by the Bank under formulas established by the appropriate regulatory authorities. These formulas contemplate that the current earnings and earnings retained for the two preceding years may be paid to the Parent without regulatory approval. In 2000, the Bank can initiate dividend payments without said regulatory approvals of approximately $2,275,000 plus an additional amount equal to the Bank's net earnings for 2000 up to the date of any such dividend declaration. Substantially all of the retained earnings of the Parent are represented by undistributed earnings of the Bank.

Note 8   Short-Term Borrowings

Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The maximum amount outstanding at the end of a month was $5,412,468 and $3,948,091 during 1999 and 1998, respectively. The average daily balance was $3,763,912 and $2,853,812 during 1999 and 1998, respectively. The securities underlying these agreements were under the Bank's control.

Note 9   Income Taxes

The current and deferred components of income tax expense are as follows:


                                   1999         1998         1997
Current                          $540,657     $563,490     $492,714
Deferred                          (94,233)     (81,151)     (65,022)
                                 --------     --------     --------
Provision for income taxes       $446,424     $482,339     $427,692
                                 ========     ========     ========

A reconciliation between the provision for income taxes and the amount computed by multiplying income by the current statutory 34% federal income tax rate is as follows:


                                   1999         1998         1997
Income tax expense at
  statutory rates                $544,617     $539,781     $461,603
Increase (decrease) due to:
  Tax exempt income               (98,220)     (61,303)     (42,684)
  Other                                27        3,861        8,773
                                 --------     --------     --------
Provision for income taxes       $446,424     $482,339     $427,692
                                 ========     ========     ========

Deferred income taxes result from timing differences between taxable income and the income for financial reporting purposes. The only significant timing difference relates to the provision for loan losses.

The net deferred tax asset consists of the following:


                                              December 31,

                                          1999           1998

Deferred tax asset                     $1,060,531      $705,173
Deferred tax liability                   (165,757)     (152,754)
                                       ----------      --------
Net deferred tax asset                 $  894,774      $552,419
                                       ==========      ========

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


                                      1999          1998
Beginning of year                  $2,493,226    $2,553,484

Additional borrowings               1,724,906     1,476,197
Curtailments                       (1,056,743)   (1,536,455)
                                   ----------    ----------
End of year                        $3,161,389    $2,493,226
                                   ==========    ==========

Note 11   Regulatory Matters

The Parent (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Parent's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Parent and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Parent and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Parent's and the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are also presented in the table.



                                                                          Minimum To Be
                                                                         Well Capitalized
                                                                          Under Prompt
                                                       Minimum Capital  Corrective Action
                                       Actual            Requirements        Provisions
                                  ----------------    ----------------  -------------------
                                  Amount     Ratio    Amount     Ratio      Amount    Ratio
                                                    (Dollars in thousands)
As of December 31, 1999:

  Total capital to risk weighted assets:
      Consolidated               $13,685     10.8%   $10,136     8.0%        N/A       N/A
      Bank                        13,495     10.7     10,125     8.0     $12,656      10.0%

Tier I capital to risk weighted assets:
      Consolidated                12,754     10.1      5,068     4.0         N/A       N/A
      Bank                        12,564      9.9      5,063     4.0       7,594       6.0

Tier I capital to average assets:
      Consolidated                12,754      8.3      6,133     4.0         N/A       N/A
      Bank                        12,564      8.2      6,128     4.0       7,660       5.0

As of December 31, 1998:

Total capital to risk weighted assets:
      Consolidated                12,595     13.0      7,750     8.0         N/A       N/A
      Bank                        12,367     12.8      7,741     8.0       9,676      10.0

Tier I capital to risk weighted assets:
      Consolidated                11,626     12.0      3,875     4.0         N/A       N/A
      Bank                        11,398     11.8      3,870     4.0       5,806       6.0

Tier I capital to average assets:
      Consolidated                11,626      8.9      5,235     4.0         N/A       N/A
      Bank                        11,398      8.7      5,232     4.0       6,540       5.0


Note 12   Disclosures About Fair Value of Financial Instruments

Fair value and the carrying value of the Bank's recorded financial instruments are as follows (in thousands):


                                     December 31, 1999     December 31, 1998

                                     Carrying              Carrying
                                     Amount    Fair Value  Amount    Fair Value

Cash and cash equivalents            $ 6,298    $ 6,298   $12,718    $12,718
Investment securities                 20,185     20,047    22,494     22,461
Net loans                            123,720    123,195    90,235     92,934
Deposits                             138,430    138,408   116,280    118,356
Short-term borrowings                  4,156      4,156     2,484      2,484
Long-term debt                           531        476       557        535

The contract or notional amount of financial instruments with off-balance sheet risk are as follows:


                                                    December 31,
                                                 1999         1998
Commitments to extend credit                 $20,590,217   $12,983,891
Standby letters of credit                        440,941       568,456


Note 13   Year 2000 Statement

The Bank was successful in upgrading and modifying existing computer systems so there were no problems in advancing into the year 2000. This project cost approximately $110,000 and the Bank expects no problems in this area in the future.

Note 14   Parent Company Only Financial Information

                             COMMONWEALTH BANKSHARES, INC.
                                (PARENT COMPANY ONLY)

                                  BALANCE SHEETS

                             DECEMBER 31, 1999 AND 1998


                                     ASSETS



                                              1999             1998

Cash on deposit with subsidiary          $    58,219      $   104,197
Investment in subsidiary                  12,035,915       11,351,747
Due from subsidiary                              991            2,172
Premises                                     117,962          121,629
Prepaid expense                               14,089                -
                                         -----------      -----------
                                         $12,227,176      $11,579,745
                                         ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                        $       578      $         -
Total stockholders' equity                12,226,598       11,579,745
                                         -----------      -----------
                                         $12,227,176      $11,579,745
                                         ===========      ===========

                          COMMONWEALTH BANKSHARES, INC.
                             (PARENT COMPANY ONLY)

                             STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                         1999       1998        1997
Income:
  Rental income                     $   6,500   $   2,000    $      -
                                    ---------   ---------    --------
    Total income                        6,500       2,000           -

Expenses:
  Legal expense                        12,232       4,277       3,539
  Other                                 8,577       4,111       1,667
                                    ---------   ---------    --------
    Total expenses                     20,809       8,388       5,206
                                    ---------   ---------    --------

Loss before income taxes and equity
  in undistributed net income of
  subsidiary                          (14,309)     (6,388)     (5,206)

Income tax benefits                     4,547       2,172       1,770
                                    ---------   ---------    --------

Loss before equity in undistributed
  net income of subsidiary             (9,762)     (4,216)     (3,436)

Equity in undistributed net
  income of subsidiary              1,165,152   1,109,468     933,401
                                    ---------   ---------    --------

Net income                         $1,155,390  $1,105,252    $929,965
                                   ==========  ==========    ========

                     COMMONWEALTH BANKSHARES, INC.
                       (PARENT COMPANY ONLY)

                       STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                        1999         1998         1997
Operating activities:
   Net income                       $1,155,390   $1,105,252     $929,965
Adjustments to reconcile net
  income to net cash used
  in operating activities:
    Depreciation                         3,667        1,411            -
    Equity in undistributed
      net income of subsidiary      (1,165,152)  (1,109,468)    (933,401)
    Net change in:
        Prepaid expenses               (14,089)           -            -
        Amount due from subsidiary       1,181       (2,172)           -
        Other liabilities                  578            -            -
        Amount due to subsidiary             -       (3,436)         914
                                   -----------   ----------     --------
Net cash used in
  operating activities                 (18,425)      (8,413)      (2,522)

Investing activity:
  Purchase of premises                       -     (123,040)           -

Financing activity:
  Proceeds from issuance
    of common stock                    145,439            -            -
  Dividends paid                      (172,992)      (2,703)      (2,595)
                                    ----------    ---------     --------
Net cash used in
  financing activities                 (27,553)      (2,703)      (2,595)
                                    ----------    ---------     --------
Net decrease in cash on
  deposit with subsidiary              (45,978)    (134,156)      (5,117)

Cash on deposit with
  subsidiary, January 1                104,197      238,353      243,470
                                    ----------    ---------     --------
Cash on deposit with
  subsidiary, December 31          $    58,219   $  104,197     $238,353
                                    ==========    =========     ========