Form 10QSB
period 2000-03-31
COMMONWEALTH BANKSHARES INC
filed 2000-05-10
CIK 835012

FORM 10-QSB

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Common Stock, $2.50 Par Value -- 1,664,216 shares as of March 31, 2000

                                      INDEX



                  COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
                               NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets -- March 31, 2000 and
     December 31, 1999.

Condensed consolidated statements of income -- Three months ended
     March 31, 2000 and 1999.

Condensed consolidated statements of comprehensive income -- Three months ended March 31, 2000 and 1999.

Condensed consolidated statements of cash flows -- Three months ended
      March 31, 2000 and 1999.

Notes to condensed consolidated financial statements -- March 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES


PART I.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                     March 31     December 31
                                                         2000            1999
ASSETS                                                (Dollars in Thousands)
Cash and due from banks	                              $  5,602      $   6,321
Federal funds sold                                       6,999             --
Investment securities:
   Available for sale                                   15,268         15,478
   Held to maturity                                      4,628          4,707
   Equity securities, restricted                           548            548
                                                        ------         ------
TOTAL INVESTMENT SECURITIES                             20,444         20,733

Loans:
   Commercial                                           97,861         91,005
   Residential Mortgage                                 26,974         25,146
   Installment loans to individuals                      6,606          6,538
   Other                                                 2,836          2,817
                                                       -------        -------
GROSS LOANS                                            134,272        125,506

   Unearned income                                        (483)          (461)
   Allowance for loan losses                              (979)          (931)
                                                       -------        -------
NET LOANS                                              132,810        124,114

Premises and equipment                                   2,984          2,822
Real estate acquired in settlement of loans                632            601
Other assets                                             2,736          2,425
                                                       -------        -------
                                                      $172,207       $157,016
                                                       =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest bearing                                 $18,056        $15,072
   Interest bearing                                    135,486        123,286
                                                       -------        -------
TOTAL DEPOSITS                                         153,542        138,358

Short-term borrowings                                    3,408          4,156
Long-term debt                                             505            531
Other liabilities                                        2,155          1,744
                                                       -------        -------
TOTAL LIABILITIES	                                     159,610        144,789

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
   Authorized--5,000,000 shares
   Issued and outstanding 1,664,216
   shares in 2000 and 1,644,743 shares in 1999           4,161          4,112
Additional paid-in capital                               5,331          5,275
Retained earnings	                                       3,602          3,368
Accumulated other comprehensive loss                      (497)          (528)
                                                       -------        -------
                                                        12,597         12,227
                                                       -------        -------
                                                      $172,207       $157,016
                                                       =======        =======

See notes to condensed consolidated financial statements.


COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                       Three months ended
                                                       March 31     March 31
                                                           2000         1999
Interest income:	                                     (Dollars in thousands)
   Loans, including fees                                $ 2,934       $ 2,089
   Investment securities                                    309           342
   Other                                                     62            28
                                                          -----         -----
TOTAL INTEREST INCOME                                     3,305         2,459
Interest expense:
   Deposits                                               1,721         1,241
   Federal funds purchased                                   38            20
   Other                                                      8             7
                                                          -----         -----
TOTAL INTEREST EXPENSE                                    1,767         1,268
                                                          -----         -----
NET INTEREST INCOME                                       1,538         1,191

Provision for loan losses                                    45            30
                                                          -----         -----

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,493         1,161
Other income:
   Service charges on deposit accounts                      163           172
   Other service charges and fees                            67            47
   Realized gain on securities available for sale            --             3
   Loss on sale of real estate acquired in
     settlement of loans                                     (2)           --
   Other income                                              39            53
                                                          -----         -----
                                                            267           275
Other expenses:
   Salaries and employee benefits                           652           547
   Net occupancy                                            125           108
   Furniture and equipment expenses                         151           136
   Other expenses                                           428           309
                                                          -----         -----
                                                          1,356         1,100
                                                          -----         -----

INCOME BEFORE INCOME TAXES                                  404           336

Applicable income taxes                                     111            84
                                                          -----         -----

NET INCOME                                                 $293          $252
                                                          =====         =====
Per share data(1):
  Basic                                                   $0.18         $0.15
                                                          =====         =====
  Diluted                                                 $0.16         $0.14
                                                          =====         =====
Dividends per share                                       $.035         $0.00
                                                          =====         =====
Average shares outstanding (1):
  Basic                                               1,651,102     1,626,107
                                                      =========     =========
  Diluted                                             1,815,198     1,784,319
                                                      =========     =========

(1) Restated to reflect 1999 stock dividend.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                        Three months ended
                                                      March 31        March 31
                                                          2000            1999
 		                                           (Dollars in thousands)
Net income	                                            $  293          $  252

Other comprehensive income, net of income tax:
  Unrealized gain (loss) on securities
    available for sale                                      31             (54)
                                                         -----           -----
COMPREHENSIVE INCOME                                     $ 324          $  198


COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          Three months ended
                                                        March 31      March 31
                                                            2000          1999
                                                         (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                              $ 293         $ 252
   Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
       Provision for loan losses                              45            30
       Depreciation and amortization                         108            91
       Realized loss on securities available for sale         --            (3)
       Write down of real estate acquired in
         settlement of loans                                   2            --
       Increase in interest receivable                      (158)         (106)
       Increase in interest payable                           55            55
       Loss of disposal of fixed assets	                    --             1
       Other                                                 188           414
                                                           -----         -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                    533           734

INVESTING ACTIVITIES
   Net decrease (increase) in short term investments      (6,999)        7,320
   Purchase of investment equities, restricted securities     --        (3,587)
   Proceeds from:
     Maturity of investment securities available for sale    256         1,202
     Maturity of investment securities held to maturity       79           300
     Sale of investment securities available for sale         --         1,725
   Purchase of assets relating to real estate acquired
     in settlement of loans                                  (33)          (14)
   Decrease from net change in loans                      (8,690)       (6,143)
   Purchases of premises and equipment                      (270)          (77)
                                                           -----         -----
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES         (15,657)          726

FINANCING ACTIVITIES
  Increase (decrease) from net change in demand
       deposits and savings accounts                       5,032        (2,147)
  Increase (decrease) from net change in
       certificate of deposit                             10,152          (559)
  Principal payments on long-term debt                       (26)          (26)
  Increase (decrease) from net change in
       short-term borrowings                                (748)        1,774
  Proceeds from sale of stock                                 27            --
  Cash paid for dividends                                    (32)           --
                                                          ------        ------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          14,405          (958)
                                                          ------        ------

    NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      (719)          502

Cash and due from banks at January 1                       6,321         5,383
                                                          ------        ------

   CASH AND DUE FROM BANKS AT MARCH 31                   $ 5,602       $ 5,885
                                                          ======        ======

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


NOTE B -- EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period. Average shares outstanding for 1999 and calculation of income per share is restated to reflect a 50% stock dividend paid on May 27, 1999.

PART I

ITEM 2.  Management's discussion and analysis of financial
             conditions and results of operations.

EARNINGS SUMMARY

Net income for the three months ended March 31, 2000 totaled $293,000, as compared with $252,000 for the first three months of 1999. On a per share basis, net income equaled 18 cents for 2000 compared to 15 cents for 1999. Total interest for the first three months of 2000 increased to $3,305,000, an $846,000 or 34.4% increase over the first three months of 1999. The items are discussed in more detail later in this report.

NET INTEREST INCOME

Net interest income was $1,538,000 for the quarter ended March 31, 2000, an increase of 29.1% over the comparable period in 1999.

Total interest income was $3,305,000 for the quarter ended March 31, 2000 representing a 34.4% increase from the comparable period in 1999. This increase is mainly attributable to a 37.0% increase in total loans when comparing March 31, 2000 to March 31, 1999.

Interest expense of $1,767,000 for the quarter ended March 31, 2000 represents a 39.4% increase from the comparable period in 1999. This increase is attributable to a 36.1% increase in interest bearing deposits when comparing March 31, 2000 to March 31, 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $45,000 for the first three months of 2000 as compared to $30,000 for the first quarter of 1999. At March 31, 2000, Bank of the Commonwealth had a total allowance for loan losses of $979,000 or .73% of total loans.

OTHER INCOME

Other income for the quarter ended March 31, 2000 was $267,000, a decrease of $8,000 from the $275,000 reported for the three months ended March 31, 1999.



OTHER EXPENSES

Other expenses for the quarter ended March 31, 2000 was $1,356,000, an increase of $256,000 from the $1,100,000, for the quarter ended March 31, 1999.

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


NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:

                                     March 31, 2000		December 31,1999

	Loans past due 90 days or
        more and still accruing        $     29,000              $    73,000

      Nonaccrual loans                    1,107,000                1,109,000

      Other real estate owned               632,000                  601,000
                                          ---------                ---------
           Total nonperforming           $1,768,000               $1,783,000
                                          =========                =========

CAPITAL POSITION

Shareholders' Equity for the Corporation increased to $12,597,000 from $12,227,000 or 3.0% from December 31, 1999 to March 31, 2000. Shareholders' Equity for March 31, 2000 reflects a $497,000 net unrealized loss on securities available for sale in accordance with FASB115, as compared to a $528,000 net unrealized loss as of December 31, 1999.

Bank Holding Companies are required to meet a 7.25% risk-based capital standard.
The Corporation's risk based capital was 9.5% as of March 31, 2000.

STOCK DIVIDEND

The Board of Directors, at their March 2000 meeting declared a 3.5 cent cash dividend payable on the Company's common shares for stockholders of record as of March 28, 2000, on March 31, 2000.

SUMMARY

As of March 31, 2000, 72.9% of the Bank's loan portfolio consists of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 74.6% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 2000, 74.0% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.	OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Commonwealth Bankshares, Inc,
(Registrant)





Date:     May 10, 2000                        /S/
                                              -------------------------------
                                              E. J. Woodard, Jr., Chairman of
                                              the Board, President & CEO





Date:     May 10, 2000                        /S/
                                              ------------------------------
                                              John H. Gayle
                                              Executive Vice President
                                              and Cashier