Form 10QSB
period 2000-06-30
COMMONWEALTH BANKSHARES INC
filed 2000-08-11
CIK 835012

FORM 10-QSB


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Commission file number 01-17377

                        COMMONWEALTH BANKSHARES, INC.
      (Exact name of small business issuer as specified in its charter)

        Virginia                             54-1460991
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

      403 Boush Street
      Norfolk, Virginia                     23510
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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Common Stock,  $2.50 Par Value - 1,673,777 shares as of June 30, 2000

                                 INDEX

                 COMMONWEALTH BANKSHARES, INC AND SUBSIDIARY
                           NORFOLK, VIRGINIA

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets: June 30, 2000 and December 31, 1999

         Condensed consolidated statements of income: Three months ended June 30, 2000 and 1999; six months ended June 30,
         2000 and 1999.

         Condensed consolidated statements of comprehensive income: six months ended June 30, 2000 and 1999.

         Condensed consolidated statements of cash flows: Six months ended June 30, 2000 and 1999.

         Notes to condensed consolidated financial statements:
         June 30, 2000.

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

SIGNATURES

PART I.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                        June 30     December 31
2000 1999

ASSETS
Cash and due from banks                 $  4,968     $  6,321
Federal funds sold                           273           --
Investment securities:
  Available for sale                      14,954       15,478
  Held to maturity                         4,462        4,707
  Equity securities, restricted              548          548
                                         -------      -------
TOTAL INVESTMENT SECURITIES               19,964       20,733

Loans:
  Commercial                             102,652       91,005
  Residential Mortgage                    29,138       25,146
  Installment loans to individuals         6,750        6,538
  Other                                    3,215        2,817
                                         -------      -------
GROSS LOANS                              141,755      125,506

  Unearned income                           (502)        (461)
  Allowance for loan losses               (1,015)        (931)
                                         -------      -------
NET LOANS                                140,238      124,114

Premises and equipment                     3,388        2,822
Real estate acquired in settlement
  of loans                                   653          601
Other assets                               2,839        2,425
                                         -------      -------
                                        $172,323     $157,016
                                         =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing                   $ 16,994     $ 15,072
  Interest bearing                       133,403      123,286
                                         -------      -------
TOTAL DEPOSITS                           150,397      138,358

Short-term borrowings                      6,547        4,156
Long-term debt                               505          531
Other liabilities                          2,011        1,744
                                         -------      -------
TOTAL LIABILITIES                        159,460      144,789

SHAREHOLDERS' EQUITY
Common stock par value $2.50 a share
  Authorized:  5,000,000 shares
  Issued and outstanding 1,673,777 shares
  In 2000 and 1,644,743 issued and
  Outstanding in 1999.                     4,184        4,112
Additional paid-in capital                 5,366        5,275
Retained earnings                          3,850        3,368
Accumulated other comprehensive loss        (537)        (528)
                                         -------      -------
                                          12,863       12,227
                                         -------      -------
                                        $172,323     $157,016
                                         =======      =======

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                           Three months ended     Six months ended
                           June 30      June 30   June 30    June 30
                              2000         1999      2000       1999
                          (Dollars in thousands)  (Dollars in thousands)
Interest income:
  Loans, including fees     $3,153       $2,272     $6,087     $4,361
  Investment securities        302          322        611        664
  Other                         91           11        153         39
                             -----        -----      -----      -----
TOTAL INTEREST INCOME        3,546        2,605      6,851      5,064
Interest expense:
  Deposits                   1,822        1,264      3,543      2,505
  Short-term borrowings         75           28        113         48
  Other                          8            7         16         14
                             -----        -----      -----      -----
TOTAL INTEREST EXPENSE       1,905        1,299      3,672      2,567
                             -----        -----      -----      -----

NET INTEREST INCOME          1,641        1,306      3,179      2,497
Provision for loan losses       45           20         90         50
                             -----        -----      -----      -----
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES    1,596        1,286      3,089      2,447
Other income:
 Service charges on deposit
   accounts                    181          199        344        371
 Other service charges
   and fees                     79           54        146        101
 Realized gain on securities
  available for sale            --            4         --          7
 Loss on sale of real estate
  acquired in settlement
  of loans                      (3)         (27)        (5)       (27)
 Other income                   33           48         72        101
                             -----        -----      -----      -----
                               290          278        557        553
Other expenses:
  Salaries and employee
   benefits                    736          552      1,388      1,099
  Net occupancy                109          102        234        210
  Furniture and equipment
   expenses                    155          149        306        285
  Other expenses               457          362        885        671
                             -----        -----      -----      -----
                             1,457        1,165      2,813      2,265
                             -----        -----      -----      -----
INCOME BEFORE INCOME TAXES     429          399        833        735

Applicable income taxes        124          109        235        193
                             -----        -----      -----      -----
NET INCOME                  $  305       $  290     $  598     $  542
                             =====        =====      =====      =====
Per share data:
  Basic                     $ 0.18       $ 0.18     $ 0.36     $ 0.33
                             =====        =====      =====      =====
  Diluted                   $ 0.17       $ 0.16     $ 0.32     $ 0.30
                             =====        =====      =====      =====

Cash dividends per share    $ .035       $ .035     $ .070     $ .035
                             =====        =====      =====      =====
Average shares outstanding:
  Basic                  1,665,614    1,626,843  1,665,614  1,626,843
                         =========    =========  =========  =========
  Diluted                1,841,481    1,786,222  1,841,481  1,786,222
                         =========    =========  =========  =========

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                 Six months ended
                                             June 30         June 30
                                                2000            1999
                                               (Dollars in thousands)
Net income                                     $598            $542

Other comprehensive income, net of tax:
  Unrealized loss on securities available
    for sale                                     (9)           (234)
                                                ---             ---

COMPREHENSIVE INCOME                           $589            $308
                                                ===             ===

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Six months ended
                                             June 30         June 30
                                                2000            1999
                                               (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                     $   598          $  542
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                         90              50
  Depreciation and amortization                    218             189
  Realized gain on securities available for sale    --              (3)
  Write down of real estate acquired in
    settlement of loans                              5              --
  Loss on sale of real estate acquired in
    Settlement of loans                             --              27
  Increase in interest receivable                 (101)           (133)
  Increase in interest payable                      61             105
  Loss on disposal of fixed assets                  --               1
  Other                                           (101)            345
                                                 -----           -----
NET CASH PROVIDED BY OPERATING ACTIVITIES          770           1,123

INVESTING ACTIVITIES
  Net decrease (increase) in short-term
    investments                                   (273)          7,347
  Purchase of investment equities,
    restricted securities                           --             (44)
  Purchase of investment securities
    available for sale                              --          (3,793)
  Proceeds from:
    Maturity of investment securities
      available for sale                           509           1,752
    Maturity of investment securities
      held to maturity                             245             744
    Sale of investment securities
      available for sale                            --           1,950
    Sale of real estate acquired in
      settlement of loans                           --             115
  Purchase of assets relating to real estate
    acquired in settlement of loans                (57)            (17)
  Decrease from net change in loans            (16,163)        (13,352)
  Purchase of premises and equipment              (784)           (202)
                                                ------          ------
NET CASH USED BY INVESTING ACTIVITIES          (16,523)         (5,500)

FINANCING ACTIVITIES
  Increase (decrease) from net change in
    demand deposits and savings accounts         2,021          (1,357)
  Increase from net change in certificate
    of deposit                                  10,018           2,575
  Principal payments on long-term debt             (26)            (26)
  Increase from net change in short-term
    borrowings                                   2,391           1,817
  Proceeds from sale of stock                       59              21
  Cash paid for dividends                          (63)            (36)
                                                ------           -----
NET CASH PROVIDED BY FINANCING ACTIVITIES       14,400           2,994
                                                ------           -----

  NET DECREASE IN CASH AND DUE FROM BANKS       (1,353)         (1,383)

Cash and due from banks at January 1             6,321           5,383
                                                ------          ------
  CASH AND DUE FROM BANKS AT JUNE 30            $4,968          $4,000
                                                ======          ======

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
10-KSB for the year ended December 31, 1999.

NOTE B - EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period.

PART I

ITEM 2. Management's discussion and analysis of financial conditions and results of operations

EARNINGS SUMMARY

Net income for the quarter ended June 30, 2000 totaled $305,000, as
compared with $290,000 in the second quarter of 1999.   On a per share
basis, second quarter income was 18 cents in 2000 and 1999.

Net income for the six months ended June 30, 2000 totaled $598,000, as compared to $542,000 for the six months ended June 30, 1999. On a per share basis, net income equaled 36 cents for 2000 compared to 33 cents for 1999. Total interest income for the first six months of 2000 was $6,851,000, a $1,787,000 or 35.3% increase over the first six months of 1999. The items are discussed in more detail later in this report.

NET INTEREST INCOME

Net interest income was $1,641,000 for the quarter ended June 30, 2000, an increase of $335,000 or 25.7% over the comparable period in 1999. For the six months ended June 30, 2000, net interest income increased to $3,179,000, an increase of $682,000 over 1999.

Total interest income was $3,546,000 for the quarter ended June 30, 2000, an increase of $941,000 over the same period of 1999. Interest income for the six months ended June 30, 2000 was $1,787,000 over the same period of 1999. This increase is mainly attributable to a 34.6% increase in total loans when comparing June 30, 2000 to June 30, 1999.

Interest expense of $1,905,000 for the quarter ended June 30, 2000 represents a $606,000 increase from the comparable period in 1999. For the six months ended June 30, 2000, interest expense increased by $1,105,000 over the same period of 1999. This increase is attributable to a 29.2% increase in interest bearing deposits when comparing June 30, 2000 to June 30, 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $90,000 for the first six months of 2000 compared to $50,000 for the same period of 1999. Loan charge offs for the six months ended June 30, 2000 totaled $10,000 and recoveries for the same period totaled $4,000. At June 30, 2000, Bank of the Commonwealth has a total allowance for loan losses of $1,015,00 or .72% of total loans.

OTHER INCOME

Other income for the quarter ended June 30, 2000 was $290,000, an increase of $12,000 from the $278,000 reported for the three months in ended June 30, 1999. For the six months ended June 30, 2000, other income was $557,00 as compared to $553,000 for the six months ended June 30, 1999.


OTHER EXPENSES

Other expenses for the quarter ended June 30, 2000 totaled $1,457,000 an increase of $292,000 or 25.1% over the $1,165,000 recorded during the quarter ended June 30, 1999. For the six months ended June 30, 2000 other expenses increased to $2,813,000 from the $2,265,000 recorded for the same period of 1999.

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

NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:

                                         June 30, 2000   December 31, 1999

    Loans past due 90 days or
    more and still accruing              $  422,000       $   73,000

    Nonaccrual loans                      1,075,000        1,109,000

    Other real estate owned                 653,000          601,000
                                          ---------       ----------

    Total nonperforming                  $2,150,000       $1,783,000

CAPITAL POSITION

Shareholders' Equity for the Corporation increased to $12,863,000 from $12,227,000 or 5.2% from December 31, 1999 to June 30, 2000. Shareholders' Equity for June 30, 2000 reflects a $537,000 net unrealized loss on securities available for sale in accordance with FASB 115, as compared to a $528,000 net unrealized loss as of December 31, 1999. Bank Holding Companies are required to meet a 7.3% risk-based capital standard. The Corporation's risk-based capital was 9.3% as of June 30, 2000.

CASH DIVIDEND

The Board of Directors, at their June 2000 meeting declared a 3.5 cent cash dividend payable on the Company's common shares for stockholders of record as of June 26, 2000, on June 30, 2000.

SUMMARY

As of June 30, 2000, 72.4% of the Bank's loan portfolio consists of commercial loans which are considered to provided higher yields, but also generally carry a greater risk. It should be noted that 74.7% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 2000, 74.6% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the six months ended June 30, 2000.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMMONWEALTH BANKSHARES, INC.
                                            -----------------------------
                                                   (Registrant)



Date:  August 7, 2000                       /s/
                                            -----------------------------
                                            E. J. Woodard, Jr., CLBB
                                            Chairman of the Board,
                                            President & CEO

Date:  August 7, 2000                      /s/
                                           ------------------------------
                                           John H. Gayle
                                           Executive Vice President & Cashier