Form 10QSB
period 2000-09-30
COMMONWEALTH BANKSHARES INC
filed 2000-11-14
CIK 835012

FORM 10-QSB

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000.

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

      Common Stock, $2.50 Par Value -- 1,678,466 shares as of September 30, 2000

      INDEX

      COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
      NORFOLK, VIRGINIA

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets -- September 30, 2000 and December 31,
1999.

Condensed consolidated statements of income -- Three months ended September 30, 2000 and 1999; Nine months ended September 30, 2000 and 1999.

Condensed consolidated statements of comprehensive income -- Nine months ended September 30, 2000 and 1999.

Condensed consolidated statements of cash flows -- Nine months ended September 30, 2000 and 1999.

Notes to condensed consolidated financial statements -- September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES

PART 1.  FINANCIAL INFORMATION
COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                      September 30             December 31
                                      2000                     1999
                                           (Dollars in thousands)
ASSETS
Cash and due from banks               $  6,933                 $  6,321
Federal funds sold                       2,690                       --
Investment Securities:
  Available for sale                    15,033                   15,478
  Held to maturity                       4,411                    4,707
  Equity securities, restricted            662                      548
                                       -------                  -------
TOTAL INVESTMENT SECURITIES             20,106                   20,733

Loans:
  Commercial                            24,214                   23,307
  Commercial construction                4,195                    1,712
  Commercial mortgage                   76,025                   65,986
  Residential mortgage                  31,293                   25,146
  Installment loans to individuals      10,441                    6,538
  Other                                  2,774                    2,817
                                       -------                  -------
GROSS LOANS                            148,942                  125,506

  Unearned income                         (507)                    (461)
  Allowance for loan losses             (1,003)			   	 (931)
                                       -------                  -------
NET LOANS                              147,432                  124,114

Premises and equipment                   4,081                    2,822
Real estate acquired in
  settlement of loans                      295                      601
Other assets                             3,280                    2,425
                                       -------                  -------
                                      $184,817                 $138,358
                                       =======                  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest bearing                 $ 17,725                 $ 15,072
  Interest bearing                     143,352                  123,286
                                       -------                  -------
TOTAL DEPOSITS                         161,077                  138,358

Short-term borrowings                    7,725                    4,156
Long-term debt                             505                      531
Other liabilities                        2,309                    1,744
                                       -------                  -------
TOTAL LIABILITIES                      171,616                  144,789

SHAREHOLDERS' EQUITY
Common stock, par value $2.50 a share
  Authorized--5,000,000 shares
  Issued and outstanding 1,678,466
  shares in 2000 and 1,644,743 shares
  issued and outstanding in 1999.        4,196                    4,112
Additional paid-in-capital               5,383                    5,275
Retained earnings                        4,044                    3,368
Net unrealized loss on securities
  available for sale                      (422)                    (528)
                                       -------                  -------
                                        13,201                   12,227
                                       -------                  -------
                                      $184,817                 $157,016
                                       =======                  =======

[FN]
See notes to condensed consolidated financial statements.


COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                      Three months ended                    Nine months ended
                                      September 30     September 30         September 30    September 30
                                        2000             1999    	            2000              1999
                                        (Dollars in thousands)                (Dollars in thousands)
Interest income:
  Loans, including fees               $ 3,316           $ 2,433             $ 9,403           $ 6,794
  Investment securities                   300               318                 911               982
  Other                                    53                 5                 206                44
                                       ------            ------              ------            ------
TOTAL INTEREST INCOME                   3,669             2,756              10,520             7,820

Interest expense:
  Deposits                              1,979             1,300               5,522             3,805
  Short-term borrowing                    102                50                 215                98
  Other                                     8                16                  24                30
                                       ------            ------              ------            ------
TOTAL INTEREST EXPENSE                  2,089 	          1,366               5,761             3,933
                                       ------            ------              ------            ------

NET INTEREST INCOME                     1,580             1,390               4,759             3,887
Provision for loan losses                  48                30                 138                80
                                       ------            ------              ------            ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES             1,532             1,360               4,621             3,807

Other income:
  Service charges on deposit accounts     186               224                 530               595
  Other service charges and fees          117                62                 263               163
  Realized gain on securities
    available for sale                     --                --                  --                 7
  Loss on sale of real estate acquired
    in settlement of loans                (15)               (1)                (20)              (28)
  Other income                             49                48                 121               149
                                       ------            ------              ------            ------
     	                                    337               333                 894               886


Other expenses:
  Salaries and employee benefits          729               597               2,117             1,696
  Net occupancy                           175               123                 409               333
  Furniture and equipment expenses        181               144                 487               429
  Other expenses                          464               417               1,349             1,088
                                       ------            ------              ------            ------
                                        1,549             1,281               4,362             3,546
                                       ------            ------              ------            ------
INCOME BEFORE INCOME TAXES                320               412               1,153             1,147

Applicable income taxes                    67               106                 302               299
                                       ------            ------              ------            ------
NET INCOME                            $   253           $   306             $   851           $   848
                                       ======            ======              ======            ======
Per share data:
  Basic                               $  0.15           $  0.19             $  0.51           $  0.52
                                       ======            ======              ======            ======
  Diluted                             $  0.14           $  0.17             $  0.46           $  0.47
                                       ======            ======              ======            ======
Dividends per share                   $ 0.035           $ 0.035             $ 0.105           $ 0.070
                                       ======            ======              ======            ======
Average shares outstanding:
  Basic                             1,673,828         1,630,015           1,663,553         1,630,015
                                    =========         =========           =========         =========
  Diluted                           1,861,466         1,800,739           1,843,372         1,800,739
                                    =========         =========           =========         =========

[FN]
See notes to condensed consolidated financial statements

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                           Nine months ended
                             	          	          September 30 	       September 30
                                           	      2000                 1999
                                                        (Dollars in thousands)
Net income                                           $851                 $848

Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities
    available for sale                                105                 (369)
                                                      ---                  ---
COMPREHENSIVE INCOME                                 $956                 $479
                                                      ===                  ===

[FN]
See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                         Nine months ended
                                                         September 30          September 30
           	                                            	2000                  1999
                      	                 	                    (Dollars in thousands)
OPERATING ACTIVITIES
Net income                                               $  851                $  848
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for loan losses                               138                    80
    Depreciation and amortization                           340                   291
    Realized gain on securities
      available for sale                                     --                    (7)
    Write down of real estate
      acquired in settlement of loans                         8                    --
    Loss on sale of real estate
      acquired in settlement of loans                        12                    28
    Decrease (increase) in interest receivable               12                   (82)
    Increase in interest payable                            189                    77
    Loss on disposal of fixed assets                          4                     1
    Other                                                  (545)                  339
                                                          -----                 -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,009                 1,575

INVESTING ACTIVITIES
  Net decrease (increase) in short
    term investments                                     (2,690)                7,192
  Purchase of investment equities, restricted securities   (114)                   --
  Purchase of securities available for sale                (250)               (3,854)
  Proceeds from:
    Maturity of securities available for sale               854                 2,138
    Maturity of securities held to maturity                 296                   867
    Sale of securities available for sale	                   --                 1,949
    Sale of real estate acquired in
      settlement of loans                                   370                   115
    Sale of premises and equipment                           --                    15
  Purchase of assets relating to real estate
    acquired in settlement of loans                         (84)                  (19)
  Decrease from net change in loans                     (23,404)              (21,680)
  Purchase of premise and equipment                      (1,603)                 (383)
                                                         ------                ------
NET CASH USED BY INVESTING ACTIVITIES                   (26,625)              (13,660)

FINANCING ACTIVITIES
  Increase from net change
   in demand deposits and savings accounts                3,052                   123
  Increase from net change in
    certificates of deposit                              19,667                 5,492
  Principal payments on long-term debt                      (26)                  (26)
  Increase from net change in
    short-term borrowings                                 3,569                 6,344
  Proceeds from sale of stock                                61                    61
  Cash paid for dividends                                   (95)                  (69)
                                                         ------                ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                26,228                11,925
                                                         ------                ------
   NET INCREASE (DECREASE) IN CASH
      AND DUE FROM BANKS                                    612                  (160)

Cash and due from banks at January 1                      6,321                 5,383
                                                         ------                ------

    CASH AND DUE FROM BANKS AT SEPTEMBER 30             $ 6,933               $ 5,223
                                                         ======                ======

[FN]
See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

NOTE B--EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period.

NOTE C--RELATED PARTY TRANSACTION

A new branch was opened during the quarter ended September 30, 2000. The facility is leased from an entity in which two of the Company's directors have an ownership interest. The terms of the lease are comparable with the commercial real estate market.

PART I

ITEM 2. Management's discussion and analysis of financial conditions and results of operations.

EARNINGS SUMMARY

Net income for the quarter ended September 30, 2000 totaled $253,000, as compared with $306,000 in the third quarter of 1999. On a per share basis, third quarter 2000 income was 15 cents compared with 19 cents for 1999.

Net income for the nine months ended September 30, 2000 totaled $851,000, as compared to $848,000 for the nine months ended September 30, 1999. On a per share basis, net income equaled 51 cents for 2000 and 52 cents for 1999. Total interest for the first nine months of 2000 increased to $10,520,000, a $2,700,000 or 34.5% increase over the first nine months of 1999. These items are discussed in more detail later in this report.

NET INTEREST INCOME

Net interest income was $1,580,000 for the quarter ended September 30, 2000 an increase of $190,000 over the comparable period in 1999. For the nine months ended September 30, 2000, net interest income increased to $4,759,000, an increase of $872,000 over 1999.

Total interest income was $3,669,000 for the quarter ended September 30, 2000 an increase of $913,000 over the same period in 1999. Interest income for the nine months ended September 30, 2000 increased by $2,700,000 over the same period of 1999. This increase is mainly attributable to a 31.0% increase in total loans when comparing September 30, 2000 to September 30, 1999.

Interest expense of $2,089,000 for the quarter ended September 30, 2000 represents an $723,000 increase from the comparable period in 1999. For the nine months ended September 30, 2000, interest expense increased by $1,828,000 over the same period of 1999. This increase is attributable to a 34.4% increase in interest bearing deposits when comparing September 30, 2000 to September 30, 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $138,000 for the first nine months of 2000 compared to $80,000 for the same period of 1999. Loan charge offs for the nine months ended September 30, 2000 totaled $71,000 and recoveries for the same period totaled $5,000. At September 30, 2000, Bank of the Commonwealth had a total allowance for loan losses of $1,003,000 or .67% of total loans.

OTHER INCOME

Other income for the quarter ended September 30, 2000 was $337,000, an increase of $4,000 from the $333,000 reported for the three months ended September 30, 1999. For the nine months ended September 30, 2000, other income was $894,000 as compared to $886,000 for the nine months ended September 30, 1999.

OTHER EXPENSES

Other expenses for the quarter ended September 30, 2000 totaled $1,549,000, an increase of $268,000 or 20.9% over the $1,281,000 recorded during the quarter ended September 30, 1999. For the nine months ended September 30, 2000, other expenses increased to $4,362,000 from the $3,546,000 recorded for the same period of 1999.

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

NONPERFORMING ASSETS

The Bank's nonperforming assets consisted of the following:

                                     September 30, 2000      December 31, 1999

Loans past due 90 days or
more and still accruing                $   67,000                 $   73,000

Nonaccrual loans                        1,640,000                  1,109,000

Other real estate owned                   295,000                    601,000
                                        ---------                  ---------

Total nonperforming                    $2,002,000                 $1,783,000
                                        =========                  =========

CAPITAL POSITION

Shareholder's equity for the Corporation increased to $13,201,000 from $12,227,000 or 8.0% from December 31, 1999 to September 30, 2000.
Shareholders' equity for September 30, 2000 reflects a $422,000 net unrealized loss on securities available for sale in accordance with FASB 115, as compared to a $528,000 net unrealized loss as of December 31, 1999.

Bank Holding Companies are required to meet a 8.0% risk-based capital standard. The Corporation's risk based capital was 9.0% as of September 30, 2000.


STOCK DIVIDEND

At the September 2000 Board of Directors' meeting, a 3.5 cents per share cash dividend was declared, payable on September 29, 2000 to shareholders of record on September 25, 2000.

299 shareholders representing 764,914 shares participated in the September 29, 2000 Dividend Reinvestment Plan and 18 shareholders participated in the Stock Purchase Plan for a total of $3,000.


SUMMARY

As of September 30, 2000, 70.1% of the Bank's loan portfolio consisted of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 76.8% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 2000, 74.9% of the Bank's total loan portfolio consisted of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Commonwealth Bankshares, Inc.
			                    (Registrant)


Date:  November 14, 2000               /s/
                                       -------------------------------
                                       E. J. Woodard, Jr.
                                       Chairman of the Board,
                                       President & CEO


Date:  November 14, 2000               /s/
                                       -------------------------------
                		                     John H. Gayle
                                       Executive Vice President &
                                       Cashier