Form 10KSB40
period 2000-12-31
COMMONWEALTH BANKSHARES INC
filed 2001-04-02
CIK 835012

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-KSB

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the fiscal year ended December 31, 2000
                          -----------------

Commission file number 01-17377
                       --------

                         Commonwealth Bankshares, Inc.
      -----------------------------------------------------------------
             (Exact name of small business issuer in its charter)

          Virginia                                      54-1460991
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        403 Boush Street
        Norfolk, Virginia                                         23510
------------------------------------------                    --------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (757) 446-6900
                          --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
     Title of each class                         on which registered
     -------------------                         -------------------

        None                                            None
-------------------------                        -------------------

Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock, $2.50 Par Value
--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No___________
   -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    X
                                       -----

Issuer's revenue for fiscal year ended December 31, 2000:  $15,773,944

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2001: $11,794,041 (In calculating the aggregate market value, the registrant used the closing sale price of the registrant's common stock on the NASDAQ National Market on March 14, 2001 which was $7.00 per share, voting stock held by non-affiliates of the registrant at March 14, 2001 was 1,684,862 shares).

Shares of common equity outstanding as of March 14, 2001:
Common Stock, $2.50 Par Value - 1,684,862 shares
------------------------------------------------

                                                                       2000 10-K
                                                                       ---------
                                    Part I
                                    ------
Item 1. Description of Business
        -----------------------

         The Company and the Bank. The sole business of Commonwealth Bankshares,
         -------------------------
Inc. (the "Corporation") is to serve as a holding company for Bank of the Commonwealth (the "Bank"). The Corporation was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 it acquired the Bank.

         Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk, Virginia. The Bank currently operates three branches in Norfolk, four branches in Virginia Beach and one in Chesapeake. A new branch is scheduled to open the second quarter of 2001 in Portsmouth.

         Principal Market Area. The Bank concentrates its marketing efforts in
         ----------------------
the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Corporation's present intention is to continue concentrating its banking activities in its current market, which the Corporation believes is an attractive area in which to operate.

         Banking Service. Through its network of banking facilities, the Bank
         ----------------
provides a wide range of commercial banking services to individuals and small and medium-sized businesses. The Bank conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the initiating of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers other related services, such as home banking, trust, travelers' checks, safe deposit, lock box, depositor transfer, customer note payment, collections, notary public, escrow, drive-in facility and other customary banking services.

Competition
-----------

         The Bank encounters strong competition for its banking services within its primary market area. There are fifteen commercial banks actively engaged in business in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia, including seven major state-wide banking organizations. The Bank is the oldest independent bank in its market area. Finance companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. In addition, in some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally. Most of the Bank's competitors have substantially greater resources than the Bank.

Employees
---------

         As of December 31, 2000, the Bank had 86 full-time equivalent employees. Management of the Corporation and the Bank considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Bank has never experienced any strike or labor dispute.

Regulation and Supervision
--------------------------
Commonwealth Bankshares, Inc.
-----------------------------

         Bank Holding Company Act. In order to acquire the shares of the Bank
         ------------------------
and thereby become a bank holding company within the meaning of the Bank Holding Company Act, the Corporation was required to obtain approval from, and register as a bank holding company, with the Federal Reserve Board (the "Board"), and it is subject to ongoing regulation, supervision and examination by the Board. As a condition to its approval, the Board required the Corporation to agree that it would obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness. The Corporation is required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Board approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Any acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless such acquisition is specifically authorized by the laws of that second state.

         Unless it chooses to become a financial holding company, as further described below, a bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from acquiring or obtaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for its subsidiaries. An exception to these prohibitions permits a bank holding company to engage in, or acquire an interest in a company which engages in, activities which the

Board, after due notice and opportunity for hearing, by regulation or order has determined is so closely related to banking or of managing or controlling banks as to be proper incident thereto. A number of such activities have been determined by the Board to be permissible, including servicing loans, performing certain data processing services, and acting as a fiduciary, investment or financial advisor.

     The Corporation may not, without providing prior notice to the Board, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Corporation for all purchases or redemptions by the Corporation of its equity securities within the preceding 12 months, will equal 10% or more of the Corporation's consolidated net worth, unless it meets the requirements of a well capitalized and well managed organization.

     Dividend Restrictions.  The ability of the Corporation to pay dividends
     ---------------------
depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank's ability to pay dividends. See Note 7 to Consolidated Financial Statements included in this report.

     Virginia Financial Institution Holding Company Act.  Under certain
     --------------------------------------------------
amendments to the Virginia Financial Institutions Holding Company Act that became effective July 1, 1983, no corporation, partnership or other business entity may acquire, or make any public offer to acquire, more than 5% of the stock of any Virginia financial institution, or any Virginia financial institution holding company, unless it first files an application with the Virginia State Corporation Commission - Bureau of Financial Institutions ("SCC"). The SCC is directed by the statute to solicit the views of the affected financial institution, or financial institution holding company, with respect to such stock acquisition, and is empowered to conduct an investigation during the 60 days following receipt of such an application. If the SCC takes no action within the prescribed period, or if during the prescribed period it issues notice of its intent not to disapprove an application, the acquisition may be completed. Under the Bank Holding Company Act, the Board may disapprove an application or approve an application subject to such conditions as it may deem advisable.

     Securities and Exchange Commission Regulation.  The Corporation is required
     ---------------------------------------------
to make certain periodic filings with the Securities and Exchange Commission ("SEC") as well as file certain reports on the occurrence of certain material events specified in the Securities Exchange Act of 1934 ("Exchange Act"). Specifically, the Corporation is required to file quarterly and annual reports with the SEC under Section 13 of the Exchange Act, furnish annual reports to shareholders prior to annual meetings of shareholders, and send proxy statements to shareholders prior to any shareholders' meeting, all of which must comply with the provisions of the Exchange Act. In addition, directors, officers and certain shareholders must make detailed disclosures under the Exchange Act regarding their ownership of the Corporation's common stock.

     Financial Holding Companies.  Effective March 11, 2000, pursuant to
     ---------------------------
authority granted under the Gramm-Leach-Bliley Act, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

     Pursuant to the Gramm-Leach-Bliley Act, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Board. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. The Corporation currently does not intend to become a financial holding company.

The Bank
--------

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and
--------------------------------------------------------------------------------
Interest Differential
---------------------

                                                                 Year Ended December 31,

                                         2000                             1999                              1998
                              -----------------------------    -----------------------------    ------------------------------
                              Average                          Average                          Average
                              Balance  Interest  Yield/Rate    Balance  Interest  Yield/Rate    Balance   Interest  Yield/Rate
                              -------  --------  ----------    -------  --------  ----------    -------   --------  ----------
     ASSETS                                                      (Dollars in Thousands)
    -------
Interest earning assets
 (taxable-equivalent
 basis (1)) :
Loans (net of unearned
 discount (2))                $141,769  $ 13,056   9.27%       $106,664  $ 9,514   8.95%        $ 84,917  $ 7,839   9.25%
Investment securities           20,218     1,202   6.66          22,443    1,296   6.43           22,829    1,372   6.47
Federal funds sold               4,799       334   6.96           1,053       51   4.84            6,122      330   5.39
                              --------  --------               --------  -------                --------  -------
 Total interest
   earning assets              166,786    14,592   8.89         130,160   10,861   8.48          113,868    9,541   8.47
Non-interest earning
 assets:
  Cash and due from
    Banks                         6234                            4,735                            4,276
  Premises and equipment          3544                            2,784                            2,595
  Other assets                    2235                            1,880                            1,715
                              --------                         --------                         --------

  TOTAL                       $178,799                         $139,559                         $122,454
                              ========                         ========                         ========

-------------------
(1) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
(2) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and
--------------------------------------------------------------------------------
Interest Differential continued
-------------------------------

                                                                       Year Ended December 31,

                                                2000                          1999                               1998
                                  ------------------------------  -------------------------------  -------------------------------
                                  Average                         Average                           Average
                                  Balance   Interest  Yield/Rate  Balance   Interest   Yield/Rate   Balance   Interest  Yield/Rate
                                  -------   --------  ----------  -------   --------   ----------   -------   --------  ----------
LIABILITIES &
-------------
SHAREHOLDERS'
-------------
EQUITY
------
Interest bearing liabilities:
  Savings and time deposits       $139,515    $7,800       5.59%  $105,560   $5,263         4.99%   $ 92,823   $4,907       5.29%
 Short term debt                     5,865       319       5.44      4,798      209         4.36       2,854      121       4.23
 Long term debt                        505        32       6.34        531       30         5.65         557       32       5.75
                                  --------    ------              --------   ------                 --------   ------
    Total interest bearing
      Liabilities                 $145,885    $8,151       5.59    110,889    5,502         4.96      96,234    5,060       5.26

 Non-interest bearing
   liabilities
   Demand deposits                  17,850                                   14,946                            13,500
   Other                             2,184                           1,724                             1,564
                                  --------                        --------                          --------
   Total liabilities               165,919                         127,559                           111,298
   Common shareholders'
    equity                          12,880                          12,000                            11,156
                                  --------                        --------                          --------

       TOTAL                      $178,799                        $139,559                          $122,454
                                  ========                        ========                          ========

Net interest earnings                         $6,441                         $5,359                            $4,481
                                              ======                         ======                            ======
Net margin on interest
  earning assets on a taxable
  equivalent basis                                         4.00                             4.25                            4.04
Average interest spread
  (taxable equivalent basis)                               3.30                             3.52                            3.21

     As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities. The following table attributes changes in net interest income either to changes in average volume or to rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

                              Year Ended December 31, 2000      Year Ended December 31, 1999
                                       compared to                       compared to
                              Year Ended December 31, 1999      Year Ended December 31, 1998

                                                    Net                                Net
                                                  Increase                           Increase
                            Volume      Rate     (decrease)    Volume       Rate    (decrease)
                            ------      ----     ----------    ------       ----    ---------
INTEREST INCOME
Investment securities       $ (134)    $  40       $  (94)     $  (23)     $ (53)      $  (76)
Federal funds sold             252        31          283        (249)       (30)        (279)
Loans                        3,224       320        3,544       1,930       (255)       1,675
                            ------     -----       ------      ------      -----       ------
                             3,342       391        3,733       1,658       (338)       1,320
                            ------     -----       ------      ------      -----       ------
INTEREST EXPENSE
Savings and time
 Deposits                    1,842       695        2,537         607       (251)         356
Short term debt                 52        58          110          85          3           88
Long term debt                  (1)        3            2          (1)        (1)          (2)
                            ------     -----       ------      ------      -----       ------
                             1,893       756        2,649         691       (249)         442
                            ------     -----       ------      ------      -----       ------
Increase (Decrease) in
Net Interest Income         $1,449     $(365)      $1,084      $  967      $ (89)      $  878
                            ======     =====       ======      ======      =====       ======

Investment Portfolio
--------------------

     The following table shows the book value (carrying value) of the Corporation's investment securities at December 31 of the years indicated below:

                                             December 31,
                                     -------------------------
                                      2000      1999    1998
                                     -------  -------  -------
                                          (In thousands)
U. S. Government and its Agencies    $12,817  $14,029  $16,125
State and Municipals                   6,165    5,934    6,370
Other Securities                         638      230        7
Federal Home Loan Bank Stock             396      396      352
Federal Reserve Bank Stock               144      144      144
                                     -------  -------  -------
                                     $20,160  $20,733  $22,998
                                     =======  =======  =======


     The maturity distribution, par value, market value, and yield of the investment portfolio at December 31, 2000, is presented in the following table:

                                       December 31, 2000
                                -------------------------------
                                Par Value  Market Value  Yield
                                ---------  ------------  ------
                                        (In thousands)
Within 3 months                   $   258       $   253   6.29%
After 3 but within 12 months          406           407   6.27
After 1 but within 5 years          5,293         5,201   5.40
After 5 but within 10 years         8,742         8,671   6.62
After 10 years                      4,665         4,378   6.59
Other Securities                      687           638   4.51
Federal Home Loan Bank Stock          396           396   6.49
Federal Reserve Bank Stock            144           144   6.00
                                  -------       -------
                                  $20,591       $20,088   6.27
                                  =======       =======

Loan Portfolio
--------------

     The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31 for each of the past three years:

                                                    December 31
                           ----------------------------------------------------------
                                 2000                1999                 1998
                                                   (In thousands)
                            Amount      %       Amount      %        Amount      %
                           --------  -------  ---------  -------   ---------  -------
Commercial                 $ 25,301   16.02%  $  23,307    18.64%  $  15,990    17.46%
Commercial construction       3,659    2.32          --       --          --       --
Commercial mortgage          81,627   51.68      67,698    54.14      47,902    52.31
Residential mortgage         36,451   23.08      25,146    20.11      19,576    21.37
Installment loans to
 individuals                  7,222    4.57       6,077     4.86       5,290     5.78
Other                         3,682    2.33       2,817     2.25       2,818     3.08
                           --------  -------  ---------  -------   ---------  -------
  TOTAL                    $157,942  100.00%  $ 125,045   100.00%  $  91,576   100.00%
                           ========  =======  =========  =======   =========  =======

The following table shows the maturity of loans outstanding as of December 31, 2000. Loans are classified based upon the period in which the final payment is due.

                                        December 31, 2000
                           ------------------------------------------
                                            Maturing
                           ------------------------------------------
                                     After One
                            Within   But Within    After
                           One Year  Five Years  Five Years   Total
                           --------  ----------  ----------  --------
                                          (In thousands)
Commercial                  $ 6,383     $ 5,677    $ 13,241  $ 25,301
Commercial construction       2,358           0        1301     3,659
Commercial mortgage           7,783       6,048      67,796    81,627
Residential mortgage          4,834       4,139      27,478    36,451
Installment loans to
 individuals                  1,201       3,512       3,044     7,757
Other                         2,545         740         397     3,682
                            -------     -------    --------  --------
TOTAL                       $25,104     $20,116    $113,257  $158,477

Non-performing Loans
--------------------

     Non-performing loans consist of loans accounted for on a non-accrual basis (as judgmentally determined by management based upon anticipated realization of interest income) and loans which are contractually past due 90 days or more as interest and/or principal payments. The following table presents information concerning non-performing loans for the periods indicated:

                                          December 31,
                                     ----------------------
                                      2000    1999    1998
                                     ------  ------  ------
                                         (In thousands)
Non-accrual:
 Real estate loans                   $   50  $  881  $1,054
 Installment loans                      194     184      41
 Credit cards and related plans          --      --      --
 Commercial (time and demand) and
  all other loans                       240      44      14
 Lease financing receivables             --      --      --
                                     ------  ------  ------
                                     $  484  $1,109  $1,109

Contractually past-due
 90 days or more:
  Real estate loans                      17      --      --
  Installment loans                       2      13      10
  Credit cards and related plans          5      22      57
  Commercial (time and demand)
   and all other loans                   83      38     135
  Lease financing receivables            --      --      --
                                     ------  ------  ------
Total Non-performing                 $  591  $1,182  $1,311
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

     If nonaccruing loans had been performing fully, these loans would have contributed an additional $35.4 thousand to interest income in 2000, $84.3 thousand in 1999, and $101.0 thousand in 1998.

Summary of Loan Loss Experience
-------------------------------

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

     The following table presents the Corporation's loan loss experience for the past five years:

                                                                Year ended December 31,
                                                       2000       1999      1998      1997     1996
                                                     -------------------------------------------------
                                                                        (In Thousands)
Allowance at Beginning of Period                     $    931   $    969   $   969   $   932   $ 1,256
                                                     ========   ========   =======   =======   =======

Provision for Losses                                    1,155        110       102        50        --

Charge offs:
  Commercial                                               30         49        21        --        59
  Commercial Construction                                  --         --        --        --        --
  Commercial Mortgage                                      79         --        32        --       174
  Residential Mortgage                                     36         --        --        --        --
  Installment Loans to Individuals                         10         53        41        27        62
  Other                                                    17         55        11         4        43
                                                     --------   --------   -------   -------   -------
 Total Loans charged off:                                 172        157       105        31       338
                                                     ========   ========   =======   =======   =======

Recoveries:
 Commercial                                                --         --        --         3        --
 Commercial Construction                                   --         --        --        --        --
 Commercial Mortgage                                       --          2        --        11         1
 Residential Mortgage                                      --         --        --        --        --
 Installment Loans to Individuals                           5          7         2         3         6
 Other                                                      1         --         1         4         4
                                                     --------   --------   -------   -------   -------

Total recoveries                                            6          9         3        18        14
                                                     --------   --------   -------   -------   -------
  Net Charge-offs                                         166        148       102        13       324
                                                     --------   --------   -------   -------   -------
  Allowance at end of period                            1,920        931       969       969       932
                                                     --------   --------   -------   -------   -------
  Loans at end of period (net of unearned income)    $157,942   $125,045   $91,576   $78,251   $65,835
                                                     ========   ========   =======   =======   =======

  Ratio of allowance to loans                            1.22%      0.74%     1.06%     1.23%     1.42%

Average Amount of loans outstanding
  (net of unearned income)                            141,769    106,664    84,917    71,481    65,710
Ratio of net charge-offs to average
  loans outstanding                                      0.12%      0.14%     0.12%     0.02%     0.49%

Allocation of the Allowance for Loan Losses
-------------------------------------------


The following table provides an allocation of the allowance for loan losses as of December 31, 2000:

                                      December 31, 2000
                                      -----------------
                                                  Percent of Loans
                                                  on each category
                                  Amount          to total loans
                                  ------          --------------
                                    (Dollars in Thousands)
Commercial                        $  173                   14.48%
Commercial construction               --                      --
Commercial mortgage                1,012                   84.68
Residential mortgage                  --                      --
Installment loans to individuals       5                    0.42
Other                                  5                    0.42
Unallocated                          725                     N/A
                                  ------                  ------
 Total                            $1,920                  100.00%
                                  ======                  ======

     The breakdown of deposits at December 31 for the years indicated is as follows:

                                                    December 31,
                                       ----------------------------------
                                         2000           1999       1998
                                       ----------------------------------
                                                 (In Thousands)
Noninterest-bearing demand deposits    $ 17,340       $ 15,072   $ 16,433
Interest-bearing demand deposits         18,053         18,243     16,896
Savings deposits                          5,174          4,659      5,304
Certificates of deposit:
 Less than $100,000                     110,548         80,994     61,006
 $100,000 or more                        33,500         19,390     16,531
                                       --------       --------   --------
                                       $184,615       $138,358   $116,170
                                       ========       ========   ========

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                                    December 31,
                                ---------------------------------------------------
                                      2000                1999               1998
                                ---------------------------------------------------
                                Amount    Rate     Amount    Rate    Amount    Rate
                                --------  ----    --------   ----   --------   ----
                                                (Dollars in Thousands)
Noninterest-bearing demand
 deposits                       $ 17,850  0.00%   $ 14,946   0.00%  $ 13,500   0.00%
Interest-bearing demand
 deposits                         19,206  2.31      18,479   2.42     17,027   2.93
Savings deposits                   6,110  2.35       6,288   2.30      6,082   2.98
Certificates of deposit:
  Less than $100,000              90,395  6.22      64,119   5.76     57,110   6.04
  $100,000 or more                23,804  6.32      16,674   5.59     12,605   5.85
                                --------         ---------          --------
                                $157,365          $120,506          $106,324
                                ========         =========          ========

     Remaining maturities of certificates $100,000 or more at December 31, 2000 as follows:

   Maturity                          Amount
   --------                          ------
                                 (In Thousands)
   3 months or less                   $  1,591
   Over 3 through 12 months             11,868
   Over 12 months                       20,041
                                      --------
                                       $33,500
                                      ========

Interest Rate Sensitivity Analysis
----------------------------------

     The following table provides the maturities of investment securities, loans, and deposits at December 31, 2000, and measures the interest rate sensitivity gap for each range of maturity indicated:

                                                          December 31, 2000
                                     ------------------------------------------------------------
                                                              Maturing
                                     ------------------------------------------------------------
                                                                              Non-
                                                                              Interest
                                                                              Earning/
                                                   After                      Bearing
                                                  one but                     Assets/
                                       Within     Within         After        Liabili-
                                        One        Five          Five         ties and
                                        Year       Years         Years        Equity      Total
                                     ---------   ---------   -------------   ---------   --------
                                                             (In Thousands)

Assets
------
    Investment securities            $     659   $   5,525        $ 13,976   $      --   $ 20,160
    Loans                               25,136      20,088         113,253          --    158,477
    Other assets                         7,181          --              --      19,917     27,098
                                     ---------   ---------   -------------   ---------   --------
 Total Assets                           32,976      25,613         127,229      19,917    205,735

Liabilities and
    Shareholders' Equity
    --------------------

    Demand deposits-noninterest             --          --              --      17,340     17,340
    All interest-bearing deposits       83,682      83,576              17          --    167,275
    Other liabilities                    5,382          --             505       2,406      8,293

Shareholders' equity                        --          --              --      12,827     12,827
                                     ---------   ---------   -------------   ---------   --------
Total liabilities and
Shareholders' equity                    89,064      83,576             522      32,573    205,735
                                     ---------   ---------   -------------   ---------   --------

Interest rate
  sensitivity gap                     ($56,088)   ($57,980)       $126,724    ($12,656)  $     --

Return on Equity and Assets
---------------------------

The following table highlights certain ratios for the periods indicated:

                                                                   Year Ended December 31,
                                                             --------------------------------
                                                                 2000        1999     1998
                                                             --------------------------------
Net income to:
  Average total assets                                             .17         .83       .90
  Average shareholders' equity                                    2.34        9.63      9.91

Dividend payout ratio (dividends declared per
  share divided by net income per share)                         77.78       14.79       .00

Average shareholders' equity to average total
  assets ratio                                                    7.20        8.60      9.11

Item 2. Description of Properties
        -------------------------

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

     The Bank has entered into a lease with Boush Bank Building Associates, a limited partnership (the "Partnership"), to rent the Headquarters. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1,600,000 industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of SunTrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986 an undivided interest in an amount equal to 90% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank's return on average assets is less than seven-tenths of one percent. Under this provision the Bank purchased 19.7% of this property for $362,201 in 1987. At the time of the 1987 purchase the Bank assumed $305,744 of the above-mentioned bond. Pursuant to the purchase option contained in the lease agreement, the Bank recorded an additional interest of $637,410 (34.7%) in the leased property as of December 31, 1988 by assuming a corresponding portion ($521,888) of the unpaid balance of the related revenue bond and applying the difference of $115,522 to amounts due from the lessor. Accordingly the Bank now owns 54.4%, of the Headquarters property. No purchases have been made after 1988.

     The general partner of the Partnership is Boush Bank Building Corporation. All of the limited partners of the Partnership, namely Messrs. Woodard, Burton and Kellam, are directors of the Bank and the Corporation. In the opinion of the Corporation, the terms of the lease are not less favorable than could be obtained from a non-related party. Prior to executing the lease, the shareholders of the Bank owning a majority of Bank common stock consented to the foregoing lease. Additionally, formal shareholder approval of the lease, due to the above described interest of the Bank's directors, was obtained during the Bank's 1985 Annual Meeting of Shareholders.

     In addition to the headquarters, the Bank operates two branch offices in Norfolk, four branches in Virginia Beach, and one branch in Chesapeake. The Norfolk branches are located at the Webb Center on the campus of Old Dominion University and 4101 Granby Street. The Virginia Beach branch offices are at 225 South Rosemont Road, 2712 North Mall Drive, 1124 First Colonial Road and 1870 Kempsville Road. The address of the Chesapeake branch is 1217 Cedar Road. The branch location at First Colonial Road, Virginia Beach is owned by the Bank and the remaining six are leased under long-term operating leases with renewal options, at total annual rentals of approximately $208,000 paid to unrelated parties. The Bank has obtained approval for a branch in Portsmouth at 4940 West Norfolk Road with an anticipated opening in the second quarter of 2001.

Item 3.  Legal Proceedings
         -----------------

     The Corporation is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to its business other than those arising in the ordinary course of business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to the Corporation's shareholders for a vote during the fourth quarter of 2000.


Part II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

     Market Information.  The Corporation's common stock began trading on the
     ------------------
Nasdaq National Market under the symbol CWBS on October 30, 2000. Prior to listing on the Nasdaq National Market, the Corporation's common stock traded on the Over-the-Counter Bulletin Board ("OTC Bulletin Board"), an NASD sponsored and operated inter-dealer quotation system for equity securities not listed on the Nasdaq Stock Market. Set forth below is high and low trading information for the common stock for each quarter during 2000 and 1999. For periods in which the Corporation's common stock traded on the OTC Bulletin Board, the information set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock Performance
------------------------

                               Common Stock Prices
                               -------------------
                            2000                 1999
                            ----                 ----
                       High       Low       High       Low
                      -----     -----     ------     -----
First Quarter         $7.50     $6.00     $10.25     $9.83
Second Quarter        $7.25     $5.50     $10.25     $9.50
Third Quarter         $7.12     $6.38     $10.25     $8.00
Fourth Quarter        $7.00     $5.63     $ 9.50     $8.00

     Holders of Record.  The Corporation had 1,683,563 shares of common stock
     -----------------
outstanding as of March 14, 2001. The Corporation's common stock is held by 560 shareholders of record.

     Dividends.  The Corporation paid a $0.035 cash dividend on March 31, June
     ---------
30, September 30 and December 31, 2000 and on June 30, September 30 and December 31 1999. No cash dividend was declared for the quarter ending March 31, 1999. The Corporation also issued a 50% stock dividend on May 27, 1999. All per share figures in this Form 10-KSB have been adjusted to give effect to this stock dividend and any other stock dividends or stock splits that occurred during the periods presented in this Form 10-KSB.

     In April 1999, the Corporation's Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Under this Plan, shares purchased from the Corporation with reinvested dividends are issued at a five percent (5%) discount from market value. As of December 31, 2000, 54.5% of the Corporation's shareholders were participating in this Plan. The Plan also permits participants to make optional cash payments of up to $20,000 per quarter for the purchase of additional shares of the Corporation's common stock. These shares are issued at market value without incurring brokerage commissions.

     The ability of the Corporation to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank's ability to pay dividends. See Note 7 to Consolidated Financial Statements included in this Report.

     OF OPERATIONS AND FINANCIAL CONDITION
     -------------------------------------

     This section of the Form 10-KSB should be read in conjunction with the statistical information, Financial Statements and related Notes, and the selected financial data appearing elsewhere in this Form 10-KSB.

     In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Corporation's actual results to differ materially from those anticipated, including risks associated with general economic conditions and interest rate trends. These forward looking statements include, but are not limited to, statements regarding management's expectations that the Bank will continue to experience growth in core operating earnings, improved credit quality and increased service fee income, and that the Corporation may pay cash dividends in the future. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

New Accounting Standards
------------------------

     In June 1998 the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. The Statement also allows securities classified as held to maturity to be transferred to the available for sale category at the date of initial application of this standard. Statement No. 133 was to become effective for all fiscal years beginning after June 15, 1999. Statement No. 137 changed the effective date to all fiscal years beginning after June 15, 2000. In addition, Statement No. 138 changed certain provisions of Statement No. 133. Management has determined that there will be no impact from these Statements since neither the Corporation nor the Bank does currently employ such derivative instruments and do not intend to do so in the future.


Financial Condition and Results of Operations
---------------------------------------------
Commonwealth Bankshares, Inc. and Subsidiary
--------------------------------------------

     This commentary provides an overview of the Corporation's financial condition, changes in financial condition and results of operations for the years 1998 through 2000. The following discussions should assist readers in their analysis of the consolidated financial statements and supplemental financial information for the Corporation appearing elsewhere in this Form 10-KSB.

Earnings Overview
-----------------

     The Corporation's net income during 2000 was negatively impacted by five major events:

     . The establishment of the Bank's Chesapeake branch which opened in July 2000.
     . The establishment of the Bank's Old Dominion University branch through a partnership with Bank of America, which opened in August of 2000.
     . The establishment of the Bank's Portsmouth branch scheduled to open in April 2001.
     . A 36.6% or $33.7 million growth in outstanding loans during 1999 followed by a 26.3% or $33.0 million growth during the year 2000 which created the need for a one time special provision for loan losses of $1,000,000 to support the loan growth.
     . The expansion of the Bank's ATM network from 6 units at the end of 1999 to 11 units at year end 2000.

     Consequently, net income in 2000 equaled $301.5 thousand or a 73.9% decline from the $1.155 million reported for the year ended 1999. The Corporation's net income during the year 2000 was impacted by a focus on growth and the substantial investments made in new facilities, which management believes will benefit the Bank's operating performance in future periods.

     The Corporation's core earnings defined by the Corporation as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as securities gains, equaled $1.46 million in 2000 compared with the $1.71 million reported at December 31, 1999.

     The Corporation's focus on growth and investment in the expansion of its physical facilities network impacted 2000 earnings performance as follows:

                                                                                                          Impact on year 2000
                                                                                                            earnings before
                                                                                                           income tax effect
                                                                                                           -----------------
     The growth in the allowance for loan losses as a result of a one time special provision to support the $33.7 million or 36.6% increase in outstanding loans at year end 1999
     followed by a $33.0 million or 26.3% increase in outstanding loans at year end 2000                       $   1,154,581

     Cost to reduce the Bank's nonperforming assets to include OREO properties from $2.3 million at year end 1998 to $1.8 million at year end 1999 to $722 thousand at
     December 31, 2000, the lowest level since 1989.                                                           $      62,591

     Investment start up cost associated with the Corporation's entrance into the city of
     Chesapeake with the opening in July 2000 of the Chesapeake branch facility at
     1217 Cedar Road.                                                                                          $     215,623

     Investment start up cost associated with the opening of the Old Dominion University
     branch located on campus at the Webb University Center during August 2000.                                $      59,333

     Investment start up cost associated with the significant expansion of the Bank's ATM network which consisted of new locations at:

          = Old Dominion University
            Norfolk Campus
          = Old Dominion University
            Higher Education Center
          = 15/th/ Street Amusement Park at
            the Virginia Beach Oceanfront                                                                      $       6,066

     The key profitability measures of return on average assets (ROA) and return on average total shareholders' equity (ROE) were also negatively impacted by the Corporation's investments during 2000. ROA equaled .17% in 2000 compared with
 .83% in 1999 and .90% in 1998. ROE equaled 2.34% in 2000 compared with 9.63% in 1999 and 9.91% in 1998. These ratios, along with other significant earnings and balance sheet information for each of the years in the five-year period ended December 31, 2000, are shown in Table 1 as follows:

Table 1 - Selected Financial Information

(Dollars in thousands, except per share data)
---------------------------------------------

Results of Operations (for the year):          2000         1999         1998         1997         1996
-------------------------------------    ----------   ----------   ----------   ----------   ----------
Income From Earning Assets               $   14,592   $   10,861   $    9,547   $    8,553   $    7,744
Net Interest Income                           6,441        5,359        4,487        4,143        3,543
Provision for Loan Losses                     1,155          110          102           50            1
Net Income                                      302        1,155        1,105          930          836

Earnings Per Share:
-------------------
Net Income - Basic (1)                   $     0.18   $     0.71   $     0.68   $     0.57   $     0.51
Average Shares Outstanding (1)            1,667,329    1,631,684    1,626,107    1,626,107    1,626,107

Financial Condition (at December 31):
-------------------------------------
Total Assets                             $  205,735   $  157,016   $  132,237   $  116,106   $  106,170
Total Equity                                 12,827       12,227       11,580       10,531        9,568

Selected Ratios (for the year):
-------------------------------
Return on Average Common
   Shareholders' Equity                        2.34%        9.63%        9.91%        9.35%        8.85%
Return on Average Assets                       0.17%        0.83%        0.90%        0.85%        0.79%
Net Interest Margin                            4.00%        4.25%        4.04%        4.21%        3.77%

(1) Adjusted to reflect 1999, 1998 & 1997 stock dividends.

     Earnings per share during 2000 equaled $0.18 per share, a decline of 74.7% or $0.53 per share over the $0.71 per share reported in 1999.

     Earnings per share increased 4.4% during 1999 over the $0.68 per share reported in 1998. Significant items affecting the change in earnings per share for 2000, 1999 and 1998 are summarized as follows:

                                                  2000                        1999
                                                  vs.                         vs.
                                                  1999                        1998
                                                  ----                        ----
 .  Interest on loans and                      34.36% increase             13.76% increase
   investments and loan fees

 .  Interest on deposits and                   48.15% increase              8.73% increase
   short-term borrowings

 .  Net interest income                        20.20% increase             19.44% increase

 .  Provision for loan losses       $1,044.8 thousand increase      $8.1 thousand increase

     Net income in 1999 of $1.155 million represented a 4.53% increase over the $1.105 million reported for the year 1998. The earnings recorded during this period were the highest in the Bank's history and reflected the Bank's continued growth in core operating earnings, improved credit quality and record loan growth.


NET INTEREST INCOME AND NET INTEREST MARGIN
-------------------------------------------

     A fundamental source of the Corporation's earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.

     The net interest margin is calculated as tax-equivalent net interest income divided by average earning assets, and represents the Corporation's net yield on its earning assets.

     In 2000, the net interest margin of 4.00% represented a decrease of 25 basis points over the net interest margin of 4.25% recorded in 1999. The decrease in net interest margin during this period of 5.9% was brought about by a more rapid increase in the Bank's sources of funding when compared to the increase in the rate of return on loans and securities portfolios.

     The net interest margin for 1999 was 4.25% compared to 4.04% for 1998. The increase in net interest margin of 5.2% was brought about by a more rapid increase in the rate of return on the loans and securities portfolios when compared with the increased cost in the Bank's sources of funding. The performance reported herein is reflected in The Corporation's earning assets yield of 8.89% in 2000 compared with 8.48% in 1999 and 8.47% in 1998. The Corporation's average cost of deposits increased 63 basis points in 2000 to 5.59% when compared with a decrease of 30 basis points in 1999 from 1998. The substantial decreases in nonperforming assets of $1.06 million to $722 thousand in 2000, $527 thousand to $1.78 million at the end of 1999, and $797 thousand to $2.3 million at the end of 1998, will result in a favorable impact on the net interest margin during future periods since the major reductions in nonperforming assets occurred at year end 1998, 1999, and 2000. The level of nonperforming assets negatively impacted earnings during 2000, 1999 and 1998 in the amounts of $35.4 thousand, $84.3 thousand, and $101.0 thousand, respectively.

     Average interest earning assets increased $36.6 million in 2000, $16.3 million in 1999, and $14.0 million in 1998. Average net loans increased $35.1 million in 2000, $21.7 million in 1999, and $13.4 million in 1998. Average investment securities decreased by $2.2 million in 2000, $386.1 thousand in 1999 and $1.6 million during 1998.


Provision and Allowance for Loan Losses
---------------------------------------

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

     On a quarterly basis, the Corporation's management evaluates the adequacy of the allowance for loan losses, and based on such review, establishes the amount of the provision for loan losses. For large commercial and real estate exposure, a detailed loan-by-loan review is performed. The remainder of the commercial and real estate portfolio is analyzed utilizing a formula-based determination of the allowance. The formula is impacted by the risk rating of the loan, historical losses and expectations. Loan loss allowances for the various consumer credit portfolios are based on historical and anticipated losses and the current and projected characteristics of the various portfolios. In addition, consideration of factors such as economic conditions, underwriting standards, and compliance and credit administration practices may impact the level of inherent credit loss. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

  Based on significant loan growth and the Corporation's expansion plans for the immediate future, management chose, after consultation with banking regulators, to significantly increase the loan loss provision in the fourth quarter of 2000. With the large loan loss addition at year-end 2000, the Bank now exceeds all regulatory minimums for calculating the loan loss reserve provision. The Corporation made provisions for loan losses of $1.155 million in 2000 compared to only $109.8 thousand in 1999 and $101.7 thousand in 1998. Details of the activity in the allowance for loan losses for the past three years are shown in
Note 4 to the Consolidated Financial Statement.

     Net charge-offs in 2000 were $166 thousand compared to $148 thousand for 1999 and $102 thousand 1998. The level of charge-offs for 2000 reflected normal increases because of continued growth in the loan portfolio and remain relatively unchanged as a percentage of total loans. Total loan charge-offs for 2000 and 1999 represented a modest one-tenth of one percent of total loans outstanding.

     The allowance for loan losses at December 31, 2000 was $1.920 million, compared with $931 thousand at December 31, 1999 and $969 thousand at December 31, 1998. This represented 1.22% of year-end gross loans at December 31, 2000 compared with .74% of year-end gross loans at December 31, 1999 and 1.06% of year-end gross loans at December 31, 1998.

     The tables on the following pages provide an analysis of the activity in the Corporation's nonperforming assets and allowance for loan losses for each of the last three years. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

     Nonperforming loans at December 31, 2000 declined by $591 thousand to $591 thousand, which is a five year low. Nonperforming loans were $1.18 million at year-end 1999. During 1999, nonperforming loans declined $129 thousand when compared with 1998. Nonperforming loans continue to be centered in a relatively small number of loans with large balances. Each of the loans are fully secured and, in management's opinion, represent minimal risk.

     The Corporation continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets. As a part of this workout process, the Corporation routinely reevaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each nonperforming asset.

     The amount of loans past due 90 days or more that were not classified as nonaccrual loans totaled $107 thousand at December 31, 2000, $73 thousand at December 31, 1999 and $202 thousand at December 31, 1998.

     The following table reflects the trends discussed herein:

Nonperforming Assets
--------------------

December 31                                2000       1999        1998
-----------                              --------  ----------  ----------
90 Days delinquent and still accruing    $107,000  $   73,000  $  202,000

Nonaccrual                                484,000   1,109,000   1,109,000

Foreclosed properties                     131,000     601,000     999,000
                                         --------  ----------  ----------

Total Nonperforming Assets               $722,000  $1,783,000  $2,310,000
                                         ========  ==========  ==========

ASSET QUALITY REVIEW AND CREDIT RISK MANAGEMENT
-----------------------------------------------

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

Loan Portfolio
--------------

     The Corporation's credit risk is centered in its loan portfolio which on December 31, 2000 totaled $158.5 million, or 85.3% of total earning assets compared with $125.5 million, or 85.8% of total earning assets at year end 1999 and $91.9 million or 75.1% of total earning assets at year end 1998. The Corporation's overall objective in managing loan portfolio risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration.

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

     The Bank has entered into an agreement with an independent credit review group to conduct ongoing reviews of the loan portfolio, reexamining on a regular basis risk assessments for loans and overall compliance with policy.

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

     Senior level management is devoted to the management and/or collection of certain nonperforming assets as well as certain performing loans. Aggressive collection strategies and a proactive approach to managing overall credit risk has expedited the Corporation's disposition, collection and re-negotiation of nonperforming and other lower-quality assets and allowed loan officers to concentrate on generating new business.

     As the volume of past due loans continues to decline, it is anticipated that the level of nonaccrual loans will be reduced, although no assurance can be given in this regard. It should be noted that of all loans on nonaccrual, the majority are making regular monthly payments. In addition, in most cases these loans are fully secured with workout arrangements currently in place.

     If non-accruing loans had been performing fully, these loans would have contributed an additional $35.4 thousand to interest income in 2000, $84.3 thousand in 1999 and $101.0 thousand in 1998.

     The Corporation's Other Real Estate Owned (OREO) at December 31, 2000 declined to $131 thousand as compared with $601 thousand at December 31, 1999 and $999 thousand at December 31, 1998. At December 31, 2000 the Corporation held a total of four (4) properties.

     During the last three years, there have been additions to and liquidations of other real estate owned. There was no addition in 2000, one addition during 1999, and one addition during 1998. Proceeds from the properties disposed of during 2000 equaled $480.0 thousand compared with $434.2 thousand during 1999 and $670.0 thousand in 1998, respectively.

     During 2000, 1999 and 1998, there were net losses on the sale of other real estate of $62.6 thousand, $65.6 thousand and $61.6 thousand, respectively.

     The Bank has developed individual action plans for each property for the ultimate liquidation of these properties. The objectives are diligently pursued by management and reviewed with the Board of Directors monthly.

Noninterest Income
------------------

     Total noninterest income decreased slightly in 2000 to $1.18 million compared with $1.21 million reported in 1999, a 2.26% decrease. Total noninterest income increased in 1999 to $1.21 million compared with $1.19 million reported in 1998. The income achieved in service charges and fees on deposits is indicative of the recent trend in commercial banking to generate additional income from services not related to the lending function.

     In each of the three years mentioned, income from OREO properties equaled $41.0 thousand, $71.2 thousand and $82.9 thousand. The decrease during the three-year period was due to the reduction of OREO.

Noninterest Expense
-------------------

     Total noninterest expense increased to $6.16 million in 2000 or 26.9% following increases of 21.9% and 10.5% in 1999 and 1998, respectively. This represents a moderate increase when compared to the Bank's overall growth. Noninterest expense has been impacted by the opening of two new branch locations and five ATM's in 2000. Salaries and employee benefits, the largest component of noninterest expense increased by 30.3% in 2000 following increases of 23.0% in 1999 and 8.9% in 1998. Net occupancy expense increased $147.7 thousand in 2000, $28.7 thousand in 1999 and $14.9 thousand in 1998. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $353.2 thousand or 23.7% in 2000 compared with an increase of $354.7 or 31.2% in 1999, and an increase of $144.9 thousand or 14.6% in 1998.

Liquidity and Interest Sensitivity
----------------------------------

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

     The Corporation's Asset/Liability Management Committee (ALCO) is responsible for formulating liquidity strategies, monitoring performance based on established objectives and approving new liquidity initiatives. ALCO's overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, taking on manageable interest rate risk, adhering to conservative financial management on a daily basis, monitored regularly by ALCO and reviewed periodically with the Board of Directors.

     The Bank's funding requirements are supplied from a wide range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Large certificates of deposit, over $100,000 accounted for 18.1%, 14.0%, and 14.2% of the Bank's total deposits at December 31, 2000, 1999, and 1998, respectively. As a percentage of average assets, core deposits decreased to 85.8% in 1998, increased to 86.0% in 1999 and decreased to 81.9% in 2000. Management seeks to ensure adequate liquidity to fund loans, deposit withdrawals, and the Bank's financial requirements and opportunities. To provide liquidity for current ongoing and unanticipated needs the Bank maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Bank maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $4.5 million, and the ability to borrow from the Federal Reserve System up to $2.2 million and Federal Home Loan Bank up to $20.5 million.

     The Corporation's loan portfolio net of unearned income and allowance for loan losses increased by 25.7% to $156.0 million in 2000 compared with an increase of 37.0% to $124.1 million in 1999 and compared with a 17.2% increase in 1998 to $90.6 million. Balances in a number of loan categories also increased. Total commercial loans increased 21.5% to $110.6 million in 2000 compared with an increase of 42.4% to $91.0 million in 1999 and an increase of 26.9% to $63.9 million in 1998. Consumer loans increased $1.2 million or 18.6% in 2000 following increases of $974 thousand or 17.5% in 1999 and of $689 thousand or 14.1% in 1998.

Sources of Funds
----------------

     Purchased liabilities are composed of Fed Funds purchased, certificates of deposit of $100,000 and over (large CDs) and balances held in "sweep accounts" for customers. Purchased funds at December 31, 2000 equaled $38.9 million or a 82.6% increase in short-term borrowings during 2000 following a $3.2 million increase to $21.3 million during 1999, as compared with the $18.1 million reported in 1998. At December 31, 2000, 1999 and 1998, approximately 100% of The Corporation's purchased funds consisted of funds invested by local customers which, as such, are less volatile than other categories of purchased funds or brokered deposits.

Uses of Funds
-------------

     Total earning assets at December 31, 2000 increased 27.1% from year-end 1999 compared with 1998's increase of 19.6% from year-end 1997's increase of 13.6%. The increase in earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from $91.9 million in 1998 to $158.5 million in 2000.

     The composition of long-term investment securities as of December 31, 2000 and 1999 is presented in Note 3 to the Consolidated Financial Statements, appearing elsewhere in this Form 10-KSB.

     At year-end 2000, 1999 and 1998, investment securities totaled $19.4 million, $20.2 million and $22.5 million respectively.

     In managing the investment securities portfolio, management's philosophy has been to provide the maximum return over the long term on funds invested while giving consideration to risk and other corporate objectives. During periods of increasing interest rates, the market value of the investment portfolio declines in relation to book value. During periods of declining interest rates, the opposite is true.

     Decisions to acquire investments of a particular type are based on an assessment of economic and financial conditions, including interest rate risk, liquidity, capital adequacy, the type of incremental funding available to support such assets, and an evaluation of alternative loan or investment instruments.

     Investment securities are purchased with the ability to hold until maturity and with the intent to hold for the foreseeable future. Management reevaluates asset and liability strategies when economic and financial conditions fluctuate in a magnitude that might adversely impact the Corporation's overall interest rate risk, liquidity, or capital adequacy positions. Reassessment may alter management's intent to hold certain securities for the foreseeable future and result in repositioning a portion of the investment portfolio. Often, security sales are required to implement a change in strategy.


     The total investment in the securities portfolio at December 31, 2000 was approximately $19.5 million.

     The portfolio is well diversified among several market sectors as summarized below:

        Sector                           %
        ------                         -----
        Municipals                      32.1
        Fixed Agency                    23.1
        Floating MBS                    18.0
        Floating CMO                    10.1
        Fixed MBS                        7.9
        Fixed CMO                        3.7
        Floating Agency                  3.8
        Corporates                       1.3

     As of December 31, 2000, the overall portfolio was projected to yield 6.34% on a fully taxable equivalent basis. It has a weighted average life of 4.47 years, a weighted average repricing term of 3.0 years, and 68% of total holdings are invested in fixed rate securities. 77% of the portfolio has been placed in the Available For Sale (AFS) category for FAS 115 purposes. Given the upcoming FAS 115 Holiday(done in conjunction with adoption of FAS 133) and the recently adopted Risk Management regulations, the Bank will continue to place a higher percentage of its investments in the AFS portfolio. As of December 31, 2000 the portfolio contained an unrealized loss on sale of $402 thousand.

     The portfolio has a short repricing distribution with 42.9% repricing within the next twelve months. Adjustable rate securities total $6.2 million par value and represent 32% of the total portfolio. These securities are well diversified among a variety of indices. The diversity in indices results in a consistent performing adjustable rate portfolio regardless of the direction or level of interest rates. Currently, the adjustable rate securities portfolio is projected to yield 5.91% with a weighted average months-to-roll of 4.94 months.

     Fixed and floating rates, U.S. Agency securities, total $5.25 million par value and represent 23.2% of total holdings. The portfolio is diversified among various call types as 47.6% are continuously callable (i.e. anytime after the first call date), and 52.4% are discretely callable (i.e. on coupon payment dates).

     Municipal holdings total $6.2 million par value, or 32% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.45%. Management believes these issues have excellent credit quality, as 98% of the portfolio is AA-rated or higher. The two largest states represented in the portfolio include New York at 22% and Pennsylvania at 15%. The average duration date of the municipal portfolio is approximately 7.28 years.

     Fixed rate CMOs total $693 thousand par value, or 3.6% of total holdings, and are well diversified among a variety of structures and maturities. Overall, the portfolio is relatively short with 29.5% having an expected average life of between three to five years. The portfolio is currently projected to yield 6.5% with an expected average life of 2.7 years based on the historical one-month prepayment rate.

     Fixed rate mortgage pools total $1.5 million par value, or 7.9% of total holdings. These securities are invested in a variety of balloon, 15-year, 20-year, and 30-year final maturity pools and are well diversified among coupon rates. Overall, the portfolio is projected to yield 6.73% with a projected average life of 6.75 years based on the one-month historical prepayment rate.

     Management frequently assesses the performance of the investment portfolio to ensure its yield and cash flow performances are consistent with the broad strategic plan of the entire Bank. Flexibility is one of the hallmarks of the Bank's ability to meet the banking needs of its customers.

     Year-end total loans net of unearned income increased $32.9 million or 26.3% in 2000 following an increase of $33.5 million or 36.5% in 1999 and an increase of $13.3 million or 17.0% increase in 1998. The results were largely due to the efforts of the Bank's officers to develop new loan relationships with customers from the area's regional institutions combined with an improved economic environment.

     Loans represented the largest category of earning assets and the Bank will continue with its efforts to develop creditable loan relationships in order to enhance its earnings opportunities while simultaneously strengthening its underwriting criteria. The policies, procedures and lending guidelines implemented during the past two years have been reported in detail in previous quarterly and annual reports.

     A number of measures have been taken by the Corporation over the past several years to reduce overall exposure and earnings vulnerability in the real estate sectors of the Bank's trade area. These measures include strengthening real estate underwriting, management review policies and practices, and reducing higher risk concentrations within the real estate portfolio. The Corporation's real estate portfolio is comprised of loans to customers located within the Corporation's established marketplace. Diversification of the loan portfolio continues.

     During the past three years, a considerable volume of new loan relationships have been developed with "old line and well-established" local businesses, who have transferred their relationships to the Bank from other "regional financial institutions" that are experiencing further consolidation. This has been an excellent source of new business for the Bank. The Bank intends to aggressively continue to target these relationships in future periods.


Dividends and Dividend Policy
-----------------------------

     The Corporation's Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The Corporation's only source of funds for cash dividends are dividends paid to the Corporation by the Bank.

     In April 1999, the Corporation's Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Shares purchased from the Corporation with reinvested dividends are issued at a five percent discount from the market value. As of December 31, 2000, 54.5% of the Corporation's shareholders were participating in the plan. The plan also permits optional cash payments up to $20 thousand per quarter for the purchase of additional shares of common stock. These shares are issued at market value, without incurring brokerage commissions.

     Based on the Corporation's earnings record for 2000, the Corporation paid a $0.035 cash dividend on March 31, June 30, September 30 and December 31, 2000. The Corporation also paid a $0.035 cash dividend on June 30, September 30, and December 31, 1999. There were no cash dividends declared for the quarter ending March 31, 1999 or during 1998. The Corporation issued a fifty (50%) percent stock dividend on May 27, 1999 and an eight (8%) percent stock dividend during the first quarter of 1998.


Income Taxes
------------

     Corporations are required to pay the greater of the regular corporate income tax or the alternative minimum tax (AMT).

     In 2000, income tax expense was $3.7 thousand, down from $446.4 thousand in 1999, and down from the $482.3 thousand in 1998. The decrease in income tax expense in 2000 was a result of the one time additional loan loss provision.

Inflation
---------

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


Capital Resources and Adequacy
------------------------------

     Average shareholders' equity increased at the rate of 7.3% in 2000 compared with 7.6% in 1999, and 12.0% in 1998. During these periods, the sole source of capital to the Bank has been internally generated retained earnings.

     The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

     Risk-based capital ratios are another measure of capital adequacy. At December 31, 2000, the Bank's risk-adjusted capital ratios were 7.6% for Tier 1 and 8.8% for total capital, well above the required minimums of 4.0% and 8.0% respectively, as compared with 9.9% and 10.7%, respectively at December 31, 1999, and 11.8% and 12.8% at December 31, 1998. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, the Bank was considered adequately capitalized.

     At December 31, 2000, shareholders' equity stood at $12.8 million as compared with $12.2 million at year-end 1999, and $11.6 million at year-end 1998. These increases were brought about by a net profit of $301.5 thousand in 2000 a net profit of $1.155 million in 1999 and a net profit of $1.105 million in 1998.

     In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Bank's capital position. Several measures have been or will be employed to maintain the Bank's capital position, including but not limited to:

          . Continuing its efforts to return all nonperforming assets to performing status,

          .    Monitoring the Bank's growth, and

          .    Continued utilization of its formal asset/liability policy.

     Once again, it should be noted that the Bank's capital position has always exceeded and continues to exceed the minimum standards established by the regulatory authorities.

PART II

Item 7. Financial Statements.

     The Corporation's consolidated financial statements are included with this Form 10-KSB. Refer to the index to the Consolidated Financial Statements on page F-1 for the required information.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Board of Directors

     Commonwealth Bankshares' board of directors is currently comprised of 9 members who are divided into three classes. These directors serve for the terms of their respective classes, which expire in 2001, 2002 and 2003. The following table sets forth the composition of the board of directors.

             Class I                            Class II                       Class III
   (Term Expiring in  2001)            (Term Expiring in 2002)         (Term Expiring in 2003)
   Morton Goldmeier                     George H. Burton, Jr.               William P. Kellam
 William D. Payne, M.D.                    Herbert Perlin              Edward J. Woodard, Jr., CLBB
    Richard J. Tavss                     Thomas W. Moss, Jr.
                                          Kenneth J. Young

     The following paragraphs set forth certain information, as of December 31, 1999, for each of the 9 directors of Commonwealth Bankshares.

                                    Class I
                            (Term Expiring in 2001)

     William D. Payne, M.D., 65, has practiced as a general, laproscopic and endoscopic surgeon for, and served as President of, Drs. Payne, Ives, and
Holland, Inc. since 1974.   Dr. Payne has served as a director of Commonwealth
Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

     Morton Goldmeier, 77, has served as President of Hampton Roads Management Associates, Inc. since 1990. Mr. Goldmeier has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

     Richard J. Tavss, 61, has served as Senior Counsel of Tavss, Fletcher, Maiden, and King, P.C. since 1977. Mr. Tavss has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

                                    Class II
                            (Term Expiring in 2002)

     George H. Burton, Jr., 90, has served as President of Burton Lumber Corp., a building materials and supplies company located in Chesapeake, Virginia, since 1953. Mr. Burton has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1981.

     Herbert L. Perlin, 60, has served as President of Perlin Benefit Resources, Inc., a regional pension company located in Virginia Beach, Virginia since 1983. Mr. Perlin has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1987.

     Kenneth J. Young, 50, has served as President of Leisure & Recreation Consultants, Inc., located in Tampa, Florida, since 1996. Mr. Young has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

     Thomas W. Moss, Jr., 72, has served as an attorney, President and sole owner of Thomas W. Moss, Jr., P.C. since 1957. Mr. Moss has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

                                   Class III
                            (Term Expiring in 2003)

     William P. Kellam, 86, served as the President of Kellam - Eaton Insurance Agency, Inc., a real estate and insurance firm in Virginia Beach, Virginia, for 30 years prior to his retirement in 1986. Mr. Kellam has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1971.

     Edward J. Woodard, Jr., CLBB, 58, has served as President and Chief Executive Officer of Bank of the Commonwealth since 1973 and as Chairman of the Board since 1988. He has served as Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares since 1988. Mr. Woodard has served as a director of Bank of the Commonwealth since 1973 and as a director of Commonwealth Bankshares since 1988.

Executive Officers of Commonwealth Bankshares and Bank of the Commonwealth

     In addition to Mr. Woodard, the following individuals serve as our executive officers.

     John H. Gayle, 62, Executive Vice President and Secretary of Commonwealth Bankshares and Executive Vice President and Cashier of Bank of the Commonwealth since 1990; Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc.; and Director,Vice President and Treasurer of BOC Insurance Agency of Hampton Roads, Inc.

     Simon Hounslow, 36, Senior Vice President and Commercial Loan Officer of Bank of the Commonwealth since 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section l6(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who beneficially own more than 10% of the Corporation's common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. Such persons are also required to furnish the Corporation with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Corporation, the Corporation believes that all Section 16(a) filing requirements applicable to its directors, officers and greater than 10% beneficial owners were complied with in 2000.

Item 10. Executive Compensation.

Summary Executive Compensation Table

     The following table sets forth the annual compensation paid or accrued by the Corporation and its subsidiaries to Edward J. Woodard, Jr., CLBB, Chairman of the Board, President and Chief Executive Officer of the Corporation and the Bank for the past three fiscal years. Compensation for each other executive officer of the Corporation or the Bank did not exceed $100,000 in 2000 and, therefore, is not shown in the table.

                                    Summary Compensation Table
Name and
Principal Position                      Annual Compensation
------------------                      -------------------
                                                                         Other Annual
                                  Year           Salary      Bonus      Compensaton (1)
                                  ----           ------      -----      ---------------
Edward J. Woodard, Jr.,           2000          $187,500     $    --         $28,400
CLBB                              1999           182,500      18,500          23,600
Chairman of the Board             1998           175,000      15,000          16,300
President and Chief
Executive Officer

__________________________
(1)      includes director fees.

Director Compensation

     Each director of Commonwealth Bankshares is paid $900 for attendance at each board meeting and $400 for attendance at each meeting of a committee of the board of which he or she is a member. Additionally, Commonwealth Bankshares has a Director's Deferred Compensation Plan which allows directors to defer recognition of income on all or any portion of the directors' fees they earn.

Option Grants in Last Fiscal year

     The following table sets forth information for the year ended December 31, 2000 regarding grants of stock options to Mr. Woodard.

                Option Grants in Year Ended December 31, 2000



                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                                                                                     Annual Rates of
                                                  Percent of Total                                     Stock Price
                           Number of Securities  Options Granted to                                 Appreciation for
                            Underlying Options      Employees in                      Expiration       Option Term
           Name                  Granted            Fiscal Year       Exercise Price     Date       5%($)      10%($)
           ----            --------------------  ------------------   --------------  ----------    -----------------
Edward  J. Woodard, Jr.            5,000                  37%              $9.30        12/31/09    75,744    120,609

Option Exercises in Last Fiscal Year

     Set forth in the table below is information concerning the exercise of stock options during the fiscal year ended December 31, 2000 by each of the named executive officers named in the Summary Compensation Table.


    Aggregated Option Exercises in Year Ended December 31, 2000 and Fiscal
                            Year End Option Values

                                                                        Number of
                                                                  Securities Underlying             Value of Unexercised
                                                                   Unexercised Options              In-The-Money Options
                                                                at December 31, 2000 (#)        at December 31, 2000 ($) (2)
                                                               ----------------------------     -------------------------------
                              Shares
                           Acquired on              Value
    Name                   Exercise (#)       Realized ($)(1)   Exercisable     Unexercisable    Exercisable      Unexercisable
    ----                   ------------       ---------------  -------------    -------------   -------------     -------------
Edward J. Woodard, Jr.         5,064               10,244          24,133             --            12,624              --

(1) These values are based on $6.83, the closing price of Commonwealth Bankshares common stock on February 17, 2000 the date of exercise.

(2) These values are based on $6.00, the closing price of Commonwealth Bankshares common stock on December 31, 2000.

Employment Agreements

     Edward J. Woodard, Jr., Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares and Bank of the Commonwealth has entered into an employment agreement with Bank of the Commonwealth. The agreement provides for Mr. Woodard's employment until the earlier of December 31, 2001, his death or his physical or mental disability; provided, however, the employment agreement allows for the termination of employment by either Bank of the Commonwealth or Mr. Woodard in the event of a "change of control" of Commonwealth Bankshares or Bank of the Commonwealth, or by Mr. Woodard for "good reason." Mr. Woodard's employment agreement will be renewed automatically each year unless either party elects not to renew the agreement.

     Under the employment agreement, in the case of a termination by Commonwealth Bankshares or Bank of the Commonwealth prior to a "change of control," but not "for good cause," Mr. Woodard will be entitled to receive twelve (12) equal monthly payments, which, in total, equal his annual base salary, plus directors' fees. In the event of a termination of the employment agreement by Mr. Woodard for "good reason," or by Commonwealth Bankshares or Bank of the Commonwealth subsequent to a "change of control," but not "for good cause," Mr. Woodard will be entitled to receive sixty (60) equal monthly payments which, in total, equal approximately three times the present value of his annual compensation at the time of termination.

     Under the Agreement, a "change of control" will be deemed to have occurred upon:

     . any third party acquiring, or entering into a definitive agreement to acquire, more than twenty-five percent (25%) of the stock of either Commonwealth Bankshares or Bank of the Commonwealth;

     . a change in the majority of the members of the board of directors of either Commonwealth Bankshares or Bank of the Commonwealth during any one year period; or

     . Commonwealth Bankshares ceasing to be the owner of all of Bank of the Commonwealth's common stock, except for any directors' qualifying shares.

     The term "for good cause" includes a termination of Mr. Woodard for his failure to perform the required services, gross or willful neglect of his duty or a legal or intentional act demonstrating bad faith. The term "good reason" is defined as any assignment to Mr. Woodard of duties or responsibilities inconsistent with those in effect on the date of the agreement or a change of control of either Commonwealth Bankshares or Bank of the Commonwealth.

     Mr. Woodard has also entered into an amended and restated deferred supplemental compensation agreement with Bank of the Commonwealth. Under the supplemental agreement, upon Mr. Woodard attaining the age of 65, upon his termination with Bank of the Commonwealth for any reason whatsoever or upon his death, Mr. Woodard or his beneficiary would be entitled to a payment of $250,000. Additionally, under the supplemental agreement, in the event that Mr. Woodard attains, or would have attained, the age of 65 years, Mr. Woodard or his designated beneficiary will be entitled to a payment of $360,000. In addition to each of these payments, the supplemental agreement provides that upon Mr. Woodard's death, his beneficiary shall be entitled to a lump sum payment of $250,000. Under the supplemental agreement, Mr. Woodard is obligated to make himself available to Bank of the Commonwealth after his retirement, so long as he receives payments under the supplemental agreement, for occasional consultation which Bank of the Commonwealth may reasonably request. Any amounts unpaid under the supplemental agreement may be forfeited, after notice to Mr. Woodard, in the event that the board of directors of Bank of the Commonwealth determines in good faith that Mr. Woodard is performing services of any kind for a firm or other entity competitive with the business of Bank of the Commonwealth during the period that he is receiving payments under the supplemental agreement.

Stock Option and Employee Benefit Plans

     1990 Stock Option Plan. On February 20, 1990, Commonwealth Bankshares' board of directors approved a non-qualified stock option plan for the issuance of 25,000 shares of Commonwealth Bankshares' common stock to eligible officers and key employees of Commonwealth Bankshares and Bank of the Commonwealth at prices not less than the market value of Commonwealth Bankshares' common stock on the date of grant. On April 29, 1997, the shareholders approved an amendment to this plan to increase the number of shares available for issuance under the plan to 45,000 shares. This plan expired on February 20, 2000. However, the terms of this plan continue to govern unexercised options awarded under the plan that have not expired.

     401(k) Profit Sharing Plan. In 1993, Bank of the Commonwealth adopted a thrift and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code to replace Bank of the Commonwealth's former profit sharing plan. Employees who have attained the age of 20 years and six months and completed six months of service with Bank of the Commonwealth are eligible to participate in the 401(k) plan. Eligible employees who elect to participate may contribute up to 15% of their annual salary to the 401(k) plan. The Bank of the Commonwealth may make a matching contribution, the amount of which, if any, will be determined by Bank of the Commonwealth each year. Bank of the Commonwealth contributed a matching contribution of $26,721 and a discretionary profit sharing contribution of $23,279 to the 401(k) plan during 2000.

     Non-Employee Director Stock Compensation Plan. On April 25, 1995 Commonwealth Bankshares' shareholders approved a non-employee director stock compensation plan. This plan provided for the issuance of options to acquire 50,000 shares of Commonwealth Bankshares' common stock to eligible non-employee directors at prices determined by the average of the five most recent trades of the common stock on the over-the-counter market during the period immediately preceding an option's grant date or such other value per share as was determined by the employee directors. On April 29, 1997, shareholders approved an amendment to this plan to increase shares available for issuance under this plan to 70,000 shares. This plan expired January 17, 2000. However, the terms of this plan continue to govern unexercised options awarded under the plan that have not expired.

     1999 Stock Incentive Plan. On April 27, 1999, Commonwealth Bankshares' shareholders approved the Commonwealth Bankshares, Inc. 1999 Stock Incentive Plan. This plan provides for the issuance of up to the lesser of (i) fifteen percent (15%) of Commonwealth Bankshares' issued and outstanding common stock less the aggregate number of shares subject to issuance pursuant to options granted, or available for grant, under the 1990 plan and non-employee director plan described above, or (ii) 350,000 shares. Of the aggregate number of shares of Commonwealth Bankshares' common stock that may be subject to award under this plan, sixty percent (60%) are available for issuance to Commonwealth Bankshares' non-employee directors, and forty percent (40%) are available for issuance to Commonwealth Bankshares' employees. All the employees of Commonwealth Bankshares and Bank of the Commonwealth, and all other members of the board of directors of Commonwealth Bankshares, are eligible to receive awards under this plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Management
----------

The following table sets forth as of March 14, 2001, certain information with respect to each director, beneficial ownership of the Corporation's Common Stock.

                                  Number and
                                  Percent of
                              Shares Beneficially
     Name                         Owned (1)(2)
     ----                         ------------
George H. Burton Jr.               67,098(3)
                                     3.59%

Morton Goldmeier                   75,684(4)
                                     4.05%

William P. Kellam                  35,225(5)
                                     1.88%

Thomas W. Moss, Jr.                 2,482(2)
                                        *

William D. Payne, M.D.             22,673(7)
                                     1.21%

Herbert L. Perlin                  44,675(8)
                                     2.39%


Richard J. Tavss                  121,567(9)
                                     6.50%

E. J. Woodard, Jr.,                43,126(10)
CLBB                                 2.31%

Kenneth J. Young                    2,516(11)
                                        *

All Directors and executive       450,658
officers as group (11 persons)      24.09%

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

(2) Based on 1,870,501 issued and outstanding shares of common stock as of March 14, 2001 and stock options either currently exercisable or which will become exercisable within sixty (60) days.

(3) Includes (i) 13,177 shares which Mr. Burton has the right to acquire through the exercise of stock options, (ii) 44,732 shares registered in the name of George H. Burton Revocable Living Trust, and (iii) 8,394 shares registered in the name of Clarice B. Burton Revocable Living Trust.

(4) Includes (i) 18,000 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options and (ii) 13,641 shares owned by Mr. Goldmeier's wife, for which Mr. Goldmeier disclaims beneficial ownership.

(5) Includes (i) 18,000 shares which Mr. Kellam has the right to acquire through the exercise of stock options and (ii) 16,473 shares registered in the name of Mr. Kellam's wife, for which Mr. Kellam disclaims beneficial ownership.

(6) Includes 2,000 shares which Mr. Moss has the right to acquire through the exercise of stock options.

(7) Includes (i) 18,000 shares which Dr. Payne has the right to acquire through the exercise of stock options, (ii) 621 shares registered in the name of Dr. Payne's wife, for which Dr. Payne disclaims beneficial ownership, and
     (iii) 3,216 shares registered in the name of Payne Pension and Profit Sharing Plan FBO William D. Payne.

(8) Includes (i) 18,000 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 18,636 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, (iii) 3,978 shares owned jointly by Mr. Perlin and his wife, and (iv) 3,654 shares registered as the Perlin Revocable Living Trust.

(9) Includes (i) 18,000 shares which Mr. Tavss has the right to acquire through the exercise of stock options, (ii) 1,238 shares registered in the name of Richard J. Tavss, Custodian for Bobbie J. Tavss, (iii) 206 shares registered in the name of Richard J. Tavss, Custodian for Sanders T. Schoolar V, (iv) 202 shares registered in the name of Richard J. Tavss, Custodian for Zachary I. Maiden, and (v) 202 shares registered in the name of Richard J. Tavss, Custodian for Taylor Tavss Schoolar.

(10) Includes (i) 24,133 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 631 shares registered in the name of E. J. Woodard, Jr., Custodian for Troy Brandon Woodard, (iii) 1,501 shares registered in the name of E. J. Woodard, Jr. and Sharon W. Woodard, Custodians of Troy Brandon Woodard, (iv) 2,022 shares held in trust, representing the proceeds of a self directed Individual Retirement Account for the benefit of E. J. Woodard, Jr., and (v) 8,673 shares owned jointly by Mr. Woodard and his wife.

(11) Includes 2,000 shares which Mr. Young has the right to acquire through the exercise of stock option.


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth certain information with respect to beneficial ownership of the Corporation's common stock as of March 14, 2001 by each beneficial owner of more than 5% of the Corporation's common stock.

       Name and Address
          Of Holder                         Beneficial Ownerhship
          ---------                         ---------------------
                                          Shares                Percent
                                          ------                -------

   John Hancock Mutual Life               92,187                  5.5%
   Insurance Company
   PO Box 111
   Boston, Massachusetts 02117

   Richard J. Tavss                      121,567                  6.5%
   PO Box 3747
   Norfolk, VA 23514

Item 12. Certain Relationships and Related Transactions.

Loans to Officers and Directors
-------------------------------

     Certain directors and officers of the Corporation and the Bank, members of their immediate families, and corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2000, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectability or present other unfavorable features.

     As of December 31, 2000, the amount of loans from the Bank to all officers and directors of the Corporation and the Bank, and entities in which they are associated, was approximately $3.8 million. This amount represented 26.3% of the total equity capital of the Bank as of December 31, 2000.

Business Relationships and Transactions with Management
-------------------------------------------------------

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

     In 1984, the Bank entered into a lease with Boush Bank Building Associates, a limited partnership (the "Partnership"), to rent the headquarters building (the "Headquarters") of the Corporation and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The general partner of the Partnership is Boush Bank Building Corporation. All of the limited partners of the Partnership, namely Messrs. Woodard, Burton, and Kellam, are directors of the Corporation and the Bank. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease if twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1,600,000 industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of Suntrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank's return on average assets is less than seven-tenths of one percent. Under this provision the Bank has purchased 54.4% of this property for a total of $999,611. No purchases have been made after 1988. The terms of the lease are not less favorable than could be obtained from a non-related party.

     Bank of the Commonwealth has from time to time retained the Norfolk, Virginia law firm of Tavss, Fletcher, Maiden and King, P.C., of which Mr. Tavss, a director of Commonwealth Bankshares and Bank of the Commonwealth, is senior counsel, to perform certain legal services for Commonwealth Bankshares and Bank of the Commonwealth.

     Additionally, in 1998, the Bank of the Commonwealth entered into a lease with respect to its branch at 1217 Cedar Road, Chesapeake, Virginia with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease. Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares. Richard J. Tavss, also one of the landlords under the lease, is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares. Annual lease payments under the lease currently are $95,136. The board of directors of Commonwealth Bankshares reviewed two independent appraisals with respect to this property prior to entering into this lease. We believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

Item 13. Exhibits and Reports on Form 8-K.

(a)(3)    Exhibits

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

        3.4        Amendment to Articles of Incorporation dated November, 2000.
                   Filed as Exhibit

        3.4 to the Registrant's Form S-1, and incorporated herein by reference.

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

(b)   Reports filed on Form 8-K for the quarter ended December 31, 2000.

      None

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Commonwealth Bankshares, Inc.
                             (Registrant)

Date:  March 29, 2001        by: ___________________________
                                  E. J. Woodard, Jr., CLBB
                                  President & CEO



                             by: ___________________________
                                  John H. Gayle
                                  Executive Vice President & Cashier
                                  (Principal Financial Officer)


                             by: ___________________________
                                  George H. Burton
                                  Director

                             by: ___________________________
                                  Morton Goldmeier
                                  Director

                             by: ___________________________
                                  William P. Kellam
                                  Director

                             by: ___________________________
                                  Thomas W. Moss, Jr.
                                  Director

                             by: ___________________________
                                  William D. Payne, M.D.
                                  Director

                             by: ___________________________
                                  Herbert L. Perlin
                                  Director

                             by: ___________________________
                                  Richard J. Tavss
                                  Director

                             by: ___________________________
                                  Kenneth J. Young
                                  Director

Commonwealth Bankshares, Inc.

List of Financial Statements

The following consolidate financial statements of Commonwealth Bankshares, Inc. and subsidiary are included:

         Consolidated balance sheets-December 31, 2000 and 1999

         Consolidated statements of income-Year ended December 31, 2000, 1999 and 1998.

         Consolidated statements of stockholders' equity-Year ended December 31, 2000, 1999 and 1998.

         Consolidated statements of cash flows-Years ended December 31, 2000, 1999 and 1998.

         Notes to consolidated financial statements-December 31, 2000.

Schedules to the consolidated financial statements required by Article 9 of Regulations S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

INDEX
                                                             PAGE

Independent Auditors' Report                                  F-2
-----------------------------------------------------------------

Financial Statements
--------------------

 Consolidated balance sheets                                  F-3
 Consolidated statements of income                            F-5
 Consolidated statements of stockholder's equity (deficit)    F-6
 Consolidated statements of cash flows                        F-7
 Notes to consolidated financial statements                   F-8
 ----------------------------------------------------------------

Independent Auditors' Report


Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia


     We have audited the accompanying consolidated balance sheets of Commonwealth Bankshares, Inc. and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Bankshares, Inc. and its subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                              POTI, WALTON & ASSOCIATES, PC


Richmond, Virginia
January 12, 2001

                         COMMONWEALTH BANKSHARES, INC.

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999


                                    ASSETS
                                    ------

                                                                                              2000                  1999
                                                                                          ------------          ------------
Cash and cash equivalents:
  Cash and due from banks                                                                 $ 14,458,458          $  6,320,567
  Federal funds sold                                                                         7,181,134                     -
                                                                                          ------------          ------------
          Total cash and cash equivalents                                                   21,639,592             6,320,567

Investment securities:
  Available for sale                                                                        15,087,131            15,478,387
  Held to maturity                                                                           4,345,966             4,706,761

Equity securities, restricted, at cost                                                         726,751               548,078

Loans receivable:
  Commercial                                                                                25,300,477            23,306,635
  Commercial construction                                                                    3,659,197             1,711,924
  Commercial mortgage                                                                       81,627,100            65,985,847
  Residential mortgage                                                                      36,451,466            25,146,370
  Installment loans to individuals                                                           7,756,748             6,538,126
  Other                                                                                      3,682,353             2,816,716
                                                                                          ------------          ------------
          Gross loans                                                                      158,477,341           125,505,618
  Unearned income                                                                             (535,058)             (460,527)
  Allowance for loan losses                                                                 (1,920,000)             (931,000)
                                                                                          ------------          ------------
          Loans, net                                                                       156,022,283           124,114,091

Premises and equipment, net                                                                  4,537,213             2,822,142

Foreclosed real estate                                                                         130,609               601,101
---------------------

Accrued interest receivable                                                                  1,346,527             1,044,211
---------------------------

Other assets                                                                                 1,898,474             1,380,269
-----------                                                                               ------------          ------------
                                                                                          $205,734,546          $157,015,607
                                                                                          ============          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                               2000              1999
                                                                           ------------      -------------
Liabilities:
  Deposits:
     Noninterest-bearing demand deposits                                   $ 17,339,931       $ 15,071,902
     Interest-bearing:
        Demand deposits                                                      18,053,072         18,241,708
        Savings deposits                                                      5,173,633          4,658,485
        Other time deposits                                                 144,048,327        100,385,874
                                                                           ------------      -------------
            Total deposits                                                  184,614,963        138,357,969

  Short-term borrowings                                                       5,382,245          4,156,193

  Long-term debt                                                                504,832            530,944

  Accrued interest payable                                                      906,164            550,917

  Other liabilities                                                           1,499,472          1,192,986
                                                                           ------------      -------------
            Total liabilities                                               192,907,676        144,789,009

Stockholders' equity:
  Common stock, par value $2.50, 5,000,000 shares authorized;
     1,683,562 and 1,644,743 shares issued and outstanding in
     2000 and 1999, respectively                                              4,208,906          4,111,858
  Additional paid-in capital                                                  5,400,499          5,274,788
  Retained earnings                                                           3,435,372          3,367,585
  Accumulated other comprehensive loss                                         (217,907)          (527,633)
                                                                           ------------      -------------
            Total stockholders' equity                                       12,826,870         12,226,598
                                                                           ------------      -------------

                                                                           $205,734,546       $157,015,607
                                                                           ============      =============

 The accompanying notes are an integral part of these consolidated financial statements.

                         COMMONWEALTH BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                        2000                1999               1998
                                                                    -----------         -----------         ----------
Interest income:
 Loans, including fees                                              $13,056,166         $ 9,512,833         $7,837,677
 Investment securities                                                1,201,907           1,296,281          1,379,586
 Other interest income                                                  334,029              51,463            329,628
                                                                    -----------         -----------         ----------
          Total interest income                                      14,592,102          10,860,577          9,546,891

Interest expense:
 Deposits                                                             7,799,662           5,262,773          4,906,526
 Other interest expense                                                 351,077             238,804            153,547
                                                                    -----------         -----------         ----------
          Total interest expense                                      8,150,739           5,501,577          5,060,073
                                                                    -----------         -----------         ----------
Net interest income                                                   6,441,363           5,359,000          4,486,818
-------------------
Provision for loan losses                                             1,154,582             109,823            101,738
                                                                    -----------         -----------         ----------
Net interest income after provision for loan losses                   5,286,781           5,249,177          4,385,080
---------------------------------------------------
Noninterest income (loss):
 Service charges on deposit accounts                                    710,075             842,240            824,827
 Other service charges and fees                                         507,715             386,706            369,776
 Other                                                                  (35,948)            (19,750)            (7,933)
                                                                    -----------         -----------         ----------
          Total noninterest income                                    1,181,842           1,209,196          1,186,670
Noninterest expenses:
 Salaries and employee benefits                                       2,983,840           2,290,700          1,862,484
 Net occupancy expense                                                  612,199             464,458            435,770
 Furniture and equipment expense                                        722,300             609,499            548,691
 Other operating expense                                              1,845,128           1,491,902          1,137,214
                                                                    -----------         -----------         ----------
          Total noninterest expenses                                  6,163,467           4,856,559          3,984,159
                                                                    -----------         -----------         ----------
Income before income taxes                                              305,156           1,601,814          1,587,591
--------------------------
Provision for income taxes                                                3,651             446,424            482,339
                                                                    -----------         -----------         ----------
Net income                                                          $   301,505         $ 1,155,390         $1,105,252
----------                                                          ===========         ===========         ==========
Per share data:
 Basic                                                              $       .18         $       .71         $      .68
                                                                    ===========         ===========         ==========

 Diluted                                                            $       .16         $       .64         $      .62
                                                                    ===========         ===========         ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                         COMMONWEALTH BANKSHARES, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, and 1998



                                                           Additional                      Accumulated Other
                                               Common       Paid-in        Retained          Comprehensive
                                                Stock        Capital        Earnings         Income (Loss)         Total
                                             ----------    ------------  -----------       -----------------    -----------
Balance, December 31, 1997                   $2,510,235    $  4,536,468  $ 3,477,142       $           7,643    $10,531,488
Comprehensive income:
  Net income                                          -               -    1,105,252                       -      1,105,252
  Net change in unrealized gain on
   securities available for sale                      -               -            -                 (54,292)       (54,292)
                                                                                                                -----------
    Total comprehensive income                                                                                    1,050,960
8% stock dividend - 80,059 shares               200,148         639,471     (842,322)                      -         (2,703)
                                             ----------    ------------  -----------       -----------------    -----------
Balance, December 31, 1998                    2,710,383       5,175,939    3,740,072                 (46,649)    11,579,745
Comprehensive income:
  Net income                                          -               -    1,155,390                       -      1,155,390
  Net change in unrealized loss on
   securities available for sale                      -               -            -                (480,984)      (480,984)
                                                                                                                -----------
    Total comprehensive income                                                                                      674,406
Issuance of common stock - 18,636 shares
                                                 46,590          98,849            -                       -        145,439
50% stock dividend - 541,954 shares           1,354,885               -   (1,354,885)                      -              -
Cash dividend - $.105 per share                       -               -     (172,992)                      -       (172,992)
                                             ----------    ------------  -----------       -----------------    -----------
Balance, December 31, 1999                    4,111,858       5,274,788    3,367,585               (527,633)     12,226,598
Comprehensive income:
  Net income                                          -               -      301,505                       -        301,505
  Net change in unrealized loss on
   securities available for sale                      -               -            -                 309,726        309,726
                                                                                                                -----------
    Total comprehensive income                                                                                      611,231
Issuance of common stock - 38,819 shares
                                                 97,048         125,711            -                       -        222,759
Cash dividend - $.14 per share                        -               -     (233,718)                      -       (233,718)
                                             ----------    ------------  -----------       -----------------    -----------
Balance, December 31, 2000                   $4,208,906    $  5,400,499  $ 3,435,372       $        (217,907)   $12,826,870
                                             ==========    ============  ===========       =================    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         COMMONWEALTH BANKSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998

                                                                         2000               1999               1998
                                                                     ------------       ------------       ------------
Operating activities:
 Net income                                                          $    301,505       $  1,155,390       $  1,105,252
 Adjustments to reconcile net income to net cash from
  operating activities:
    Provision for loan losses                                           1,154,582            109,823            101,738
    Depreciation and amortization                                         490,385            411,795            370,417
    Other, net                                                           (327,729)           (15,477)           133,279
    Net change in:
      Accrued interest receivable                                        (302,316)          (187,753)           (55,545)
      Accrued interest payable                                            355,247            169,850            (22,772)
      Other assets                                                         34,069            362,897           (616,565)
                                                                     ------------       ------------       ------------
Net cash from operating activities                                      1,705,743          2,006,525          1,015,804
----------------------------------
Investing activities:
 Purchase of securities held to maturity                                        -                  -           (992,619)
 Purchase of securities available for sale                               (288,746)        (3,773,059)       (12,599,300)
 Purchase of equity securities, restricted                               (178,673)           (44,400)          (352,000)
 Net purchase of premises and equipment                                (2,211,660)          (494,140)          (782,043)
 Net expenditures on foreclosed real estate                               (74,786)           (30,448)          (157,811)
 Net change in loans                                                  (32,597,774)       (33,692,449)       (13,465,516)
 Proceeds from:
   Maturities of securities held to maturity                              360,795            959,072          6,138,292
   Sales and maturities of securities available for sale                1,149,285          4,386,431          7,394,086
   Sale of real estate acquired in settlement of loans                      8,866            434,194            670,000
                                                                     ------------       ------------       ------------
Net cash used in investing activities                                 (33,832,693)       (32,254,799)       (14,146,911)
-------------------------------------
Financing activities:
 Net change in:
   Other time deposits                                                 43,662,453         22,848,926         11,745,243
   Demand, interest bearing demand and savings deposits                 2,594,541           (660,772)         3,664,522
   Short-term borrowings                                                1,226,052          1,672,468           (276,343)
 Other                                                                    (37,071)           (53,665)           (28,815)
                                                                     ------------       ------------       ------------
Net cash from financing activities                                     47,445,975         23,806,957         15,104,607
----------------------------------                                   ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                   15,319,025         (6,441,317)         1,973,500
----------------------------------------------------
Cash and cash equivalents, January 1                                    6,320,567         12,761,884         10,788,384
                                                                     ------------       ------------       ------------
Cash and cash equivalents, December 31                               $ 21,639,592       $  6,320,567       $ 12,761,884
                                                                     ============       ============       ============
Supplemental disclosure of cash paid during the year for:
 Interest                                                            $  7,795,494       $  5,331,577       $  5,082,993
 Income taxes                                                             481,101            562,366            631,174

 The accompanying notes are an integral part of these consolidated financial statements.

                         COMMONWEALTH BANKSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


Note 1   Summary of Significant Accounting Policies
---------------------------------------------------

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

     Principles of Consolidation - The accompanying consolidated financial
     ---------------------------
     statements include the accounts of the Parent and the Bank and its subsidiaries, collectively referred to as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

     Nature of Operations - The Bank operates under a state bank charter and
     --------------------
     provides full banking services, including trust services. As a state bank, the Bank is subject to regulation of the Bureau of Financial Institutions and the Federal Reserve System. The Bank serves Norfolk, Virginia Beach and Chesapeake, Virginia through its eight banking offices.

     Estimates - Management uses estimates and assumptions in preparing
     ---------
     financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenue and expenses. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

     Investment Securities - Investment securities which the Bank intends to
     ---------------------
     hold until maturity or until called are classified as held to maturity. These investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts.

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

                         COMMONWEALTH BANKSHARES, INC.

                               DECEMBER 31, 2000


Note 1   Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

Loans Receivable - Loans receivable are intended to be held until maturity and
------------------------------------------------------------------------------
are shown on the balance sheet net of the allowance for loan losses.  Interest
------------------------------------------------------------------------------
is computed by methods which generally result in level rates of return on
-------------------------------------------------------------------------
principal.  Interest on past due and problem loans is accrued until serious
---------------------------------------------------------------------------
doubt arises as to the collectibility of the interest.
------------------------------------------------------

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

     Allowance for Loan Losses - The allowance for loan losses is increased by
     -------------------------
     charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

     Foreclosed Real Estate - Foreclosed real estate is stated at the lower of
     ----------------------
     cost or estimated fair market value of the property, less estimated disposal costs, if any. Cost includes loan principal and accrued interest. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings.

                         COMMONWEALTH BANKSHARES, INC.

                               DECEMBER 31, 2000


Note 1   Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

     Premises and Equipment - Premises and equipment are stated at cost less
     ----------------------
     accumulated depreciation. Deprecation is computed generally by the straight-line method. It is the Company's policy to capitalize additions and improvements and depreciate the cost thereof over the estimated useful lives as follows:

               Buildings and improvements                5 to 40 years
               Furniture and equipment                   3 to 10 years

     Income Taxes - Deferred tax assets and liabilities are reflected at
     ------------
     currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws on rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Per Share Data - Basic earnings per share is computed by dividing net
     --------------
     income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

                                                                              2000           1999          1998
                                                                          -----------     ---------    ----------
          Weighted average shares outstanding used to compute basic
            earnings per share                                                667,329     1,631,684     1,626,107

          Incremental shares issuable upon the assumed exercise of stock
            options                                                           189,369       172,517       162,879
                                                                          -----------     ---------    ----------
          Shares used to compute diluted earnings per share                 1,856,698     1,804,201     1,788,986
                                                                          ===========     =========    ==========

     On April 27, 1999, the Board of Directors declared a 3 for 2 stock split effected in the form of a 50 percent stock dividend. Accordingly, outstanding shares of common stock were increased by 541,954 shares and a transfer of $1,354,885, representing the par value of additional shares issued, was made from retained earnings to common stock. The Company's prior years per share data has been restated to reflect the 1999 stock dividend.

                         COMMONWEALTH BANKSHARES, INC.

                               DECEMBER 31, 2000


Note 1    Summary of Significant Accounting Policies (Continued)

     Financial Instruments - In the ordinary course of business the Bank has
     ---------------------
     entered into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

     Fair Value of Financial Instruments - The carrying value of cash and cash
     -----------------------------------
     equivalents, accrued interest receivable, demand deposits, savings deposits, and short-term borrowings approximates fair value. The fair value of securities is based on quoted market prices. The remainder of the recorded financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments at year end.

     Fair values for off-balance sheet lending commitments approximate the contract or notional value taking into account the remaining terms of the agreements and the counterparties' credit standings.

     Cash and Cash Equivalents - For purposes of the consolidated statements of
     -------------------------
     cash flows, cash and cash equivalents includes cash and due from banks and federal funds sold.

     Reclassifications - Certain prior year amounts have been reclassified to
     -----------------
conform to the 2000 presentation. These reclassifications have no effect on previously reported net income.

                    Note 2   Concentrations of Credit Risk

     At December 31, 2000, the Bank's cash and due from banks included three commercial bank deposit accounts aggregating $11,832,836 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

                         COMMONWEALTH BANKSHARES, INC.

                               DECEMBER 31, 2000


Note 3    Investment Securities

The carrying and market values of investment securities are as follows:

                                                           Carrying           Unrealized        Unrealized         Market
                                                            Amount               Gains            Losses           Value
                                                         -----------          -----------       ----------      -----------
December 31, 2000

Available for sale:
     U.S. Government and agency securities               $ 4,500,000          $         -       $  (74,557)     $ 4,425,443
     Mortgage-backed securities                            5,969,200                1,712         (133,056)       5,837,856
     State and municipal securities                        4,448,092                  483          (75,899)       4,372,676
     Other equities                                          500,000                    -          (48,844)         451,156
                                                         -----------          -----------       ----------      -----------
                                                         $15,417,292          $     2,195       $ (332,356)     $15,087,131
                                                         ===========          ===========       ==========      ===========
Held to maturity:

     U.S. Government and agency securities               $   750,000          $         -       $  (69,375)     $   680,625
     Mortgage-backed securities                            1,804,190                4,119          (19,357)       1,788,952
     State and municipal securities                        1,791,776               14,608           (2,022)       1,804,362
                                                         -----------          -----------       ----------      -----------
                                                         $ 4,345,966          $    18,727       $  (90,754)     $ 4,273,939
                                                         ===========          ===========       ==========      ===========
December 31, 1999

Available for sale:

     U.S. Government and agency securities               $ 4,499,998          $         -       $ (291,551)     $ 4,208,447
     Mortgage-backed securities                            7,084,258                2,026         (186,367)       6,899,917
     State and municipal securities                        4,443,575                    -         (296,052)       4,147,523
     Other equities                                          250,000                    -          (27,500)         222,500
                                                         -----------          -----------       ----------      -----------
                                                         $16,277,831          $     2,026       $ (801,470)     $15,478,387
                                                         ===========          ===========       ==========      ===========
Held to maturity:

     U.S. Government and agency securities               $   750,000            $       -       $ (117,656)     $   632,344
     Mortgage-backed securities                            2,170,929               17,372          (34,647)       2,153,654
     State and municipal securities                        1,785,832                7,075          (11,166)       1,781,741
                                                         -----------          -----------       ----------      -----------
                                                         $ 4,706,761          $    24,447       $ (163,469)     $ 4,567,739
                                                         ===========          ===========       ==========      ===========

                         COMMONWEALTH BANKSHARES, INC.

                               DECEMBER 31, 2000

                  Note 3   Investment Securities (Continued)


     A maturity schedule of investment securities as of December 31, 2000 is as follows:


                                                          Available for Sale              Held to Maturity
                                                       ---------------------------     -------------------------
                                                        Carrying          Market       Carrying         Market
                                                         Amount           Value         Amount          Value
                                                       -----------     -----------     ----------     ----------
     Due:
      In one year or less                              $   250,000     $   244,688     $  190,044     $  189,960
      After one year through
       five years                                        1,187,895       1,176,438      1,721,098      1,649,910
      After five years through
       ten years                                         3,751,245       3,711,476        630,634        645,116
      After ten years                                    3,758,952       3,665,517              -              -
                                                       -----------     -----------     ----------     ----------
                                                         8,948,092       8,798,119      2,541,776      2,484,986
     Mortgage-backed securities                          5,969,200       5,837,856      1,804,190      1,788,953
     Equity securities                                     500,000         451,156              -              -
                                                       -----------     -----------     ----------     ----------
                                                       $15,417,292     $15,087,131     $4,345,966     $4,273,939
                                                       ===========     ===========     ==========     ==========

     Securities with a carrying value of $19,223,297 and $20,667,040 and market value of $18,870,720 and $19,757,340 at December 31, 2000 and 1999,
respectively, were pledged as collateral to secure public deposits and for other purposes.


Note 4    Loans Receivable

     Although the Bank has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the commercial real estate operators and hotel/motel sectors. The majority of these loans are collateralized by a deed of trust on real estate. The approximate outstanding balances of loans in these sectors are as follows:


                                                                December 31,
                                                            2000           1999
                                                        -----------     -----------
     Commercial real estate operators                   $23,800,000     $21,900,000
     Hotel/motel                                         14,700,000      13,200,000

                         COMMONWEALTH BANKSHARES, INC.

                               DECEMBER 31, 2000

Note 4    Loans Receivable (Continued)


     A summary of transactions in the allowance for loan losses follows:


                                                                     2000            1999            1998
                                                                  ----------       ---------       ---------
     Balance at beginning of year                                 $  931,000       $ 969,000       $ 969,000

     Provision charged to operating expense                        1,154,582         109,823         101,738
     Loan charge-offs                                               (171,935)       (156,963)       (105,218)
     Loan recoveries                                                   6,353           9,140           3,480
                                                                  ----------       ---------       ---------

     Balance at end of year                                       $1,920,000       $ 931,000       $ 969,000
                                                                  ==========       =========       =========

                        Note 5   Premises and Equipment


     Premises and equipment are summarized as follows:


                                                              December 31,
                                                          2000            1999
                                                       ----------      ----------
     Land                                              $  263,802      $  263,802
     Buildings and improvements                         2,074,704       1,603,264
     Leasehold improvements                               478,100         370,853
     Furniture and equipment                            4,247,963       2,775,892
     Construction in progress                             353,360         220,301
                                                       ----------      ----------
                                                        7,417,929       5,234,112
     Less accumulated depreciation                      2,880,716       2,411,970
                                                       ----------      ----------
                                                       $4,537,213      $2,822,142
                                                       ==========      ==========

                               Note 6   Deposits


     The aggregate amount of time deposits with minimum denominations of $100,000, was approximately $33,498,000 and $17,205,000 at December 31,
     2000 and 1999, respectively.

                         COMMONWEALTH BANKSHARES, INC.

                              DECEMBER 31, 2000

                         Note 6   Deposits (Continued)


     At December 31, 2000, the scheduled maturities of certificates of deposit included in other time deposits on the balance sheet are as follows:


           2001                               $ 57,075,124
           2002                                 54,008,437
           2003                                  3,197,824
           2004                                  7,669,958
           2005                                 11,642,225
           Thereafter                               16,978
                                              ------------
                                              $133,610,546
                                              ============

                         Note 7   Dividend Limitations


     Dividends may be paid to the Parent by the Bank under formulas established by the appropriate regulatory authorities. These formulas contemplate that the current earnings and earnings retained for the two preceding years may be paid to the Parent without regulatory approval. In 2001, the Bank can initiate dividend payments without said regulatory approvals of approximately $1,315,000 plus an additional amount equal to the Bank's net earnings for 2001 up to the date of any such dividend declaration. Substantially all of the retained earnings of the Parent are represented by undistributed earnings of the Bank.

                        Note 8   Short-Term Borrowings

     Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The maximum amount outstanding at the end of a month was $7,801,453 and $5,412,468 during 2000 and 1999, respectively. The average daily balance was $5,865,425 and $3,763,912 during 2000 and 1999, respectively. The securities underlying these agreements were under the Bank's control.

                         COMMONWEALTH BANKSHARES, INC.

                              DECEMBER 31, 2000

Note 9 Income Taxes

     The current and deferred components of income tax expense are as follows:

                                          2000            1999           1998
                                      ----------       ---------      ---------
     Current                          $  389,176       $ 540,657      $ 563,490
     Deferred                           (385,525)        (94,233)       (81,151)
                                      ----------       ---------      ---------
     Provision for income taxes       $    3,651       $ 446,424      $ 482,339
                                      ==========       =========      =========

     A reconciliation between the provision for income taxes and the amount computed by multiplying income by the current statutory 34% federal income tax rate is as follows:

                                         2000            1999           1998
                                      ---------        --------       --------
     Income tax expense at statutory
      rates                           $ 103,753        $544,617       $539,781
     Increase (decrease) due to:
       Tax exempt income               (127,283)        (98,220)       (61,303)
       Other                             27,181              27          3,861
                                      ---------        --------       --------
     Provision for income taxes       $   3,651        $446,424       $482,339
                                      =========        ========       ========

     Deferred income taxes result from timing differences between taxable income and the income for financial reporting purposes. The only significant timing difference relates to the provision for loan losses.

     The net deferred tax asset consists of the following:

                                                      December 31,
                                                  2000             1999
                                                ----------       ----------
     Deferred tax asset                         $1,336,446       $1,060,531
     Deferred tax liability                       (215,704)        (165,757)
                                                ----------       ----------
     Net deferred tax asset                     $1,120,742       $  894,774
                                                ==========       ==========

                         COMMONWEALTH BANKSHARES, INC.

                              DECEMBER 31, 2000

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


                                                                                   2000               1999
                                                                              -------------      -------------
Beginning of year                                                             $ 3,161,389        $  2,493,226

Additional borrowings                                                           1,316,885           1,724,906
Curtailments                                                                     (665,445)         (1,056,743)
                                                                              -------------      -------------
End of year                                                                   $ 3,812,829        $  3,161,389
                                                                              =============      =============

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


     Quantitative measures established by regulation to ensure capital adequacy require the Parent and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Parent and the Bank met all capital adequacy requirements to which they are subject.

                         COMMONWEALTH BANKSHARES, INC.

                              DECEMBER 31, 2000


                    Note 11  Regulatory Matters (Continued)

     As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Parent's and the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table.


                                                                                                    Minimum To Be Well
                                                                                                     Capitalized Under
                                                                              Minimum Capital        Prompt Corrective
                                                        Actual                  Requirement          Action Provisions
                                                 --------------------     --------------------    ---------------------
                                                  Amount       Ratio       Amount       Ratio      Amount       Ratio
                                                 --------     -------     --------     -------    --------     --------
                                                                         (Dollars in thousands)
As of December 31, 2000:
Total capital to risk weighted assets:
 Consolidated                                       $14,965        9.0%      $13,277        8.0%          N/A        N/A
 Bank                                                14,585        8.8        13,254        8.0       $16,568       10.0%
Tier I capital to risk weighted assets:
 Consolidated                                        13,045        7.9         6,639        4.0           N/A        N/A
 Bank                                                12,665        7.6         6,627        4.0         9,941        6.0
Tier I capital to average assets:
         Consolidated                                13,045        6.7         7,811        4.0           N/A        N/A
         Bank                                        12,665        6.5         7,803        4.0         9,754        5.0

As of December 31, 1999:
Total capital to risk weighted assets:
 Consolidated                                       $13,685       10.8%      $10,136        8.0%          N/A        N/A
 Bank                                                13,495       10.7        10,125        8.0       $12,656       10.0%
Tier I capital to risk weighted assets:
 Consolidated                                        12,754       10.1         5,068        4.0           N/A        N/A
 Bank                                                12,564        9.9         5,063        4.0         7,594        6.0
Tier I capital to average assets:
         Consolidated                                12,754        8.3         6,133        4.0           N/A        N/A
         Bank                                        12,564        8.2         6,128        4.0         7,660        5.0

                         COMMONWEALTH BANKSHARES, INC.

                               DECEMBER 31, 2000

Note 12   Disclosures About Fair Value of Financial Instruments


     Fair value and the carrying value of the Bank's recorded financial instruments are as follows (in thousands):


                                                             December 31, 2000           December 31, 1999
                                                         -------------------------   -------------------------
                                                          Carrying                    Carrying
                                                           Amount      Fair Value      Amount      Fair Value
                                                         ---------    ------------   ---------    ------------
Cash and cash equivalents                                 $  14,418    $  14,418      $   6,298    $   6,298
Investment securities                                        19,433       19,361         20,185       20,047
Net loans                                                   155,560      158,776        123,720      123,195
Deposits                                                    184,673      187,963        138,430      138,408
Short-term borrowings                                         5,382        5,382          4,156        4,156
Long-term debt                                                  505          517            531          476

     The contract or notional amount of financial instruments with off-balance sheet risk are as follows:


                                                                                         December 31,
                                                                                        2000           1999
                                                                                   ------------    ------------
Commitments to extend credit                                                        $22,444,891     $20,590,217
Standby letters of credit                                                               594,518         440,941

                         COMMONWEALTH BANKSHARES, INC.

                               DECEMBER 31, 2000

Note 13   Parent Company Only Financial Information


                         COMMONWEALTH BANKSHARES, INC.

                             (PARENT COMPANY ONLY)


                                 BALANCE SHEETS


                           DECEMBER 31, 2000 AND 1999



ASSETS





                                                                              2000            1999
                                                                        ---------------  ---------------
Cash on deposit with subsidiary                                          $       57,977   $       58,219
Investment in subsidiary                                                     12,495,669       12,035,915
Due from subsidiary                                                                   -              991
Premises                                                                        114,577          117,962
Prepaid expense                                                                  85,811           14,089
Other assets                                                                    101,012                -
                                                                        ---------------  ---------------
                                                                         $   12,855,046   $   12,227,176
                                                                        ===============  ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses                                                         $       27,407   $            -
Other liabilities                                                                   769              578
Total stockholders' equity                                                   12,826,870       12,226,598
                                                                        ---------------  ---------------
                                                                         $   12,855,046   $   12,227,176
                                                                        ===============  ===============

                         COMMONWEALTH BANKSHARES, INC.

                               DECEMBER 31, 2000


Note 13   Parent Company Only Financial Information (Continued)


                         COMMONWEALTH BANKSHARES, INC.

                             (PARENT COMPANY ONLY)


                              STATEMENTS OF INCOME


             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998




                                                                          2000              1999          1998
                                                                       -----------      -----------   -----------
Income:
 Dividend from subsidiary                                               $  225,000       $        -    $        -
 Rental income                                                               6,000            6,500         2,000
 Interest income                                                             3,195                -             -
                                                                       -----------      -----------   -----------
          Total income                                                     234,195            6,500         2,000
Expenses:
 Legal expense                                                              63,281           12,232         4,277
 Other                                                                      57,313            8,577         4,111
                                                                       -----------      -----------   -----------
          Total expenses                                                   120,594           20,809         8,388
                                                                       -----------      -----------   -----------
Income (loss) before income taxes and equity in undistributed
 net income of subsidiary                                                  113,601          (14,309)       (6,388)

Income tax benefits                                                         37,876            4,547         2,172
                                                                       -----------      -----------   -----------
Income (loss) before equity in undistributed net income of
 subsidiary                                                                151,477           (9,762)       (4,216)

Equity in undistributed net income of subsidiary                           150,028        1,165,152     1,109,468
                                                                       -----------      -----------   -----------
Net income                                                              $  301,505       $1,155,390    $1,105,252
                                                                       ===========      ===========   ===========

                         COMMONWEALTH BANKSHARES, INC.

                               DECEMBER 31, 2000


Note 13   Parent Company Only Financial Information (Continued)


                         COMMONWEALTH BANKSHARES, INC.

                             (PARENT COMPANY ONLY)


                            STATEMENTS OF CASH FLOWS


             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                       2000              1999              1998
                                                                  ------------      -------------     -------------
Operating activities:
  Net income                                                       $  301,505      $ 1,155,390         $ 1,105,252
  Adjustments to reconcile net income to net cash from (used
   in) operating activities:
    Depreciation                                                        3,385            3,667               1,411
    Equity in undistributed net income of subsidiary                 (150,028)      (1,165,152)         (1,109,468)
    Net change in:
            Amount due to subsidiary                                      991            1,181              (2,172)
            Prepaid expenses                                          (71,722)         (14,089)                  -
            Other assets                                             (101,012)               -                   -
            Accrued expenses                                           27,407                -                   -
            Deferred tax liability                                        191              578                   -
            Amount due to subsidiary                                        -                -              (3,436)
                                                                  ------------     -------------       ------------
Net cash from (used in) operating activities                           10,717          (18,425)             (8,413)
--------------------------------------------

Investing activity:
  Purchase of premises                                                      -                -            (123,040)

Financing activities:
 Proceeds from issuance of common stock                               222,759          145,439                   -
 Dividends paid                                                      (233,718)        (172,992)             (2,703)
                                                                  ------------     -------------       ------------
Net cash used in financing activities                                 (10,959)         (27,553)             (2,703)
-------------------------------------                             ------------     -------------       ------------

Net decrease in cash on deposit with subsidiary                          (242)         (45,978)           (134,156)
-----------------------------------------------

Cash on deposit with subsidiary, January 1                             58,219          104,197             238,353
                                                                  ------------     -------------       ------------
Cash on deposit with subsidiary, December 31                       $   57,977        $  58,219          $  104,197
                                                                  ============     =============       ============