Form 10QSB
period 2001-03-31
COMMONWEALTH BANKSHARES INC
filed 2001-05-15
CIK 835012

                                 FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

Commission file number 01-17377
                       --------

                         COMMONWEALTH BANKSHARES, INC.
--------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


          VIRGINIA                                         54-1460991
-----------------------------               ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or  organization)



          403 Boush Street
          Norfolk, Virginia                                         23510
-------------------------------------------                   ----------------
(Address of principal executive offices)                          (Zip Code)


                                 (757) 446-6900
--------------------------------------------------------------------------------
                           Issuer's telephone number

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common Stock, $2.50 Par Value -- 1,690,176 shares as of March 31, 2001
     ----------------------------------------------------------------------

                                     INDEX



                  COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
                               NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

            Report of Certified Public Accountants

            Condensed consolidated balance sheets -- March 31, 2001 and December
              31, 2000.

            Condensed consolidated statements of income -- Three months ended
              March 31, 2001 and 2000.

            Condensed consolidated statements of comprehensive income -- Three months ended March 31, 2001 and 2000.

            Condensed consolidated statements of cash flows -- Three months ended March 31, 2001 and 2000.

            Notes to condensed consolidated financial statements -- March 31,
              2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on 8-K

SIGNATURES
----------

Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia

     We have reviewed the accompanying condensed consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiary as of March 31, 2001 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles.

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 12, 2001, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet information as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                 POTI, WALTON & ASSOCIATES, PC



Richmond, Virginia
April 19, 2001

PART I.

ITEM 1.  FINANCIAL STATEMENTS

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------


                                                               March 31              December 31
                                                                 2001                   2000
                                                               --------               --------
                                                                     (Dollars in Thousands)

Cash and due from banks                                        $ 22,955               $ 14,459
Federal funds sold                                                6,112                  7,181
Investment securities:
  Available for sale                                             13,647                 15,087
  Held to maturity                                                4,285                  4,346
  Equity securities, restricted                                     733                    727
                                                               --------               --------
Total investment securities                                      18,665                 20,160

Loans:
  Commercial                                                    120,972                110,587
  Residential mortgage                                           33,884                 36,451
  Installment loans to individuals                               10,780                  7,757
  Other                                                           2,615                  3,682
                                                               --------               --------
Gross loans                                                     168,251                158,477

  Unearned income                                                  (582)                  (535)
  Allowance for loan losses                                      (2,014)                (1,920)
                                                               --------               --------
Net loans                                                       165,655                156,022

Premises and equipment                                            4,872                  4,537
Real estate acquired in settlement of loans                         413                    131
Other assets                                                      3,218                  3,245
                                                               --------               --------
                                                               $221,890               $205,735
                                                               ========               ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                     March 31               December 31
                                                       2001                    2000
                                                     --------               -----------
                                                           (Dollars in Thousands)
Deposits:
  Noninterest-bearing                                $ 19,228                $ 17,340
  Interest-bearing                                    183,092                 167,275
                                                     --------                --------
Total deposits                                        202,320                 184,615

Short-term borrowings                                   3,239                   5,382
Long-term debt                                            479                     505
Other liabilities                                       2,680                   2,406
                                                     --------                --------
Total liabilities                                     208,718                 192,908

Shareholders' equity:
Common stock, par value $2.50
  Authorized--5,000,000 shares
  Issued and outstanding 1,690,176 shares
  in 2001 and 1,683,562 shares in 2000                  4,225                   4,209
Additional paid-in capital                              5,427                   5,401
Retained earnings                                       3,516                   3,435
Accumulated other comprehensive gain (loss)                 4                    (218)
                                                     --------                --------
                                                       13,172                  12,827
                                                     --------                --------


                                                     $221,890                $205,735
                                                     ========                ========

           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                             Three months ended
                                                                                     March 31                     March 31
                                                                                       2001                         2000
                                                                                   ----------                   ----------
                                                                                             (Dollars in thousands)
Interest income:
   Loans, including fees                                                           $    3,706                   $    2,934
   Investment securities                                                                  280                          309
   Other                                                                                  310                           62
                                                                                   ----------                   ----------
Total interest income                                                                   4,296                        3,305

Interest expense:
   Deposits                                                                             2,658                        1,721
   Federal funds purchased                                                                 52                           38
   Other                                                                                    7                            8
                                                                                   ----------                   ----------
Total interest expense                                                                  2,717                        1,767
                                                                                   ----------                   ----------
Net interest income                                                                     1,579                        1,538
Provision for loan losses                                                                  91                           45
                                                                                   ----------                   ----------
Net interest income after provision for loan losses                                     1,488                        1,493

Other income:
   Service charges on deposit accounts                                                    225                          163
   Other service charges and fees                                                         109                           67
   Loss on sale of real estate acquired in settlement of loans                            (21)                          (2)
   Other income                                                                            42                           39
                                                                                   ----------                   ----------
                                                                                          355                          267
Other expenses:
   Salaries and employee benefits                                                         798                          652
   Net occupancy                                                                          180                          125
   Furniture and equipment expenses                                                       255                          151
   Other expenses                                                                         436                          428
                                                                                   ----------                   ----------
                                                                                        1,669                        1,356
                                                                                   ----------                   ----------
Income before income taxes                                                                174                          404
Applicable income taxes                                                                    34                          111
                                                                                   ----------                   ----------
Net income                                                                         $      140                   $      293
                                                                                   ==========                   ==========
Per share data
   Basic                                                                           $     0.08                        $0.18
                                                                                   ==========                   ==========
   Diluted                                                                         $     0.07                   $     0.16
                                                                                   ==========                   ==========
Dividends per share                                                                $     .035                   $     .035
                                                                                   ==========                   ==========
Average shares outstanding:
   Basic                                                                            1,684,494                    1,651,102
                                                                                    ---------                    ---------
   Diluted                                                                          1,872,131                    1,815,198
                                                                                    ---------                    ---------

           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                              Three months ended
                                                                          March 31           March 31
                                                                            2001               2000
                                                                          --------           --------
                                                                            (Dollars in thousands)
Net income                                                                 $ 140              $ 293

Other comprehensive income, net of income tax:
   Unrealized gain on securities available for sale                          222                 31
                                                                           -----              -----

Comprehensive income                                                       $ 362              $ 324
                                                                           =====              =====





            See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Three months ended
                                                                                 March 31            March 31
                                                                                   2001                2000
                                                                                --------            --------
Operating activities:                                                             (Dollars in thousands)
 Net income                                                                     $    140            $    293
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                           91                  45
  Depreciation and amortization                                                      164                 108
  Write down of real estate acquired in settlement of loans                            3                   2
  Increase in interest receivable                                                    (24)               (158)
  Increase in interest payable                                                       124                  55
  Other                                                                              105                 188
                                                                                --------            --------
Net cash provided by operating activities                                            603                 533

Investing activities:
 Net decrease (increase) in short term investments                                 1,069              (6,999)
 Purchase of investment securities                                                    (3)                  -
 Proceeds from:
  Maturity of investment securities available for sale                             1,772                 256
  Maturity of investment securities held to maturity                                  62                  79
 Purchase of assets relating to real estate acquired in settlement
  of loans                                                                           (18)                (33)
 Decrease from net change in loans                                               (10,009)             (8,690)
 Purchases of premises and equipment                                                (499)               (270)
                                                                                --------            --------
Net cash used by investing activities                                             (7,626)            (15,657)

Financing activities:
 Increase from net change in demand deposits and savings accounts                  4,291               5,032
 Increase from net change in certificate of deposit                               13,414              10,152
 Principal payments on long-term debt                                                (26)                (26)
 Decrease from net change in short-term borrowings                                (2,143)               (748)
 Proceeds from sale of stock                                                          42                  27
 Cash paid for dividends                                                             (59)                (32)
                                                                                --------            --------
Net cash provided by financing activities                                         15,519              14,405
                                                                                --------            --------
Net increase (decrease) in cash and due from banks                                 8,496                (719)

Cash and due from banks at January 1                                              14,459               6,321
                                                                                --------            --------
Cash and due from banks at March 31                                             $ 22,955            $  5,602
                                                                                ========            ========


          See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.


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

EARNINGS SUMMARY
----------------

Net income for the three months ended March 31, 2001 totaled $140,000, as compared with $293,000 for the first three months of 2000. The decline of $153,000 or 52.2% in net income is primarily the result of opening two new branch locations and five new ATM machines in the second half of 2000. On a per share basis, net income equaled 8 cents for 2001 compared to 18 cents for 2000. Total interest income for the first three months of 2001 increased to $4,296,000, a $991,000 or 30.0% increase over the first three months of 2000.

NET INTEREST INCOME
-------------------

Net interest income was $1,579,000 for the quarter ended March 31, 2001, an increase of 2.7% over the comparable period in 2000.

Total interest income was $4,296,000 for the quarter ended March 31, 2001 representing a 30.0% increase from the comparable period in 2000. This increase is mainly attributable to a 25.3% increase in total loans when comparing March 31, 2001 to March 31, 2000.

Interest expense of $2,717,000 for the quarter ended March 31, 2001 represents a 53.8% increase from the comparable period in 2000. This increase is attributable to a 35.1% increase in interest bearing deposits when comparing March 31, 2001 to March 31, 2000.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $91,000 for the first three months of 2001 as compared to $45,000 for the first quarter of 2000.

At March 31, 2001, the total allowance for loan losses was $2,014,000 or 1.2% of total loans, compared to $979,000 or .73% of total loans in 2000. The 105.7% increase in the allowance for loan losses was due to a one time additional loan loss provision of $1 million in the fourth quarter of 2000.

OTHER INCOME
------------

Other income for the quarter ended March 31, 2001 was $355,000, an increase of $88,000 from the $267,000 reported for the three months ended March 31, 2000.


OTHER EXPENSES
--------------

Other expenses for the quarter ended March 31, 2001 was $1,669,000, an increase of $313,000 from the $1,356,000, for the quarter ended March 31, 2000. The increase in other expenses is mainly due to the added expenses of opening two new branches and five new ATM machines during the second half of 2000.


INTEREST SENSITIVITY AND LIQUIDITY
----------------------------------

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

NONPERFORMING ASSETS
--------------------

The Bank's nonperforming assets consisted of the following:

                                  March 31, 2001  December 31,2000
                                  --------------  ----------------
     Loans past due 90 days or
     more and still accruing        $  648,000        $107,000

     Nonaccrual loans                1,274,000         484,000

     Other real estate owned           413,000         131,000
                                    ----------        --------
           Total nonperforming      $2,335,000        $722,000
                                    ==========        ========


CAPITAL POSITION
----------------

Shareholders' Equity for the Corporation increased to $13,172,000 from $12,827,000 or 2.7% from December 31, 2000 to March 31, 2001. Shareholders' Equity for March 31, 2001 reflects a $4,000 net unrealized gain on securities available for sale in accordance with FASB115, as compared to a $218,000 net unrealized loss as of December 31, 2000.

The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At March 31, 2001, the Bank's risk-adjusted capital ratios were 7.3% for Tier 1 and 8.4% for total capital, well above the required minimums of 4.0% and 8.0% respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, the Bank was considered adequately capitalized.


CASH DIVIDEND
-------------

The Board of Directors, at their February 2001 meeting declared a 3.5 cent cash dividend payable on the Company's common shares for stockholders of record as of March 22, 2001, on March 31, 2001.


SUMMARY
-------

As of March 31, 2001, 71.9% of the Bank's loan portfolio consisted of commercial loans which are considered to provide higher yields and also generally carry a greater risk. It should be noted that 77.9% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 2001, 76.1% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Commonwealth Bankshares, Inc,
                                    --------------------------------
                                             (Registrant)



Date:     May 14, 2001                       /s/
     ---------------------------             E. J. Woodard, Jr., Chairman of the
                                             Board, President & CEO




Date:     May 14, 2001                       /s/
     ---------------------------             John H. Gayle
                                             Executive Vice President
                                             and Cashier