Form 10QSB
period 2001-06-30
COMMONWEALTH BANKSHARES INC
filed 2001-08-14
CIK 835012

                                  FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               --------------

Commission file number 01-17377
                       --------

                          COMMONWEALTH BANKSHARES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

              VIRGINIA                                   54-1460991
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



            403 Boush Street
           Norfolk, Virginia                                   23510
----------------------------------------                     ----------
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
Yes  X   No
   -----   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common Stock, $ 2.50 Par Value -- 1,694,750 shares as of June 30, 2001
     ----------------------------------------------------------------------

                                     INDEX



                  COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
                               NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

       Report of Certified Public Accountants

       Condensed consolidated balance sheets -- June 30, 2001 and December 31, 2000.

       Condensed consolidated statements of income -- Three months ended June
         30, 2001 and 2000; six months ended June 30, 2001 and 2000.

       Condensed consolidated statements of comprehensive income -- Six months ended June 30, 2001 and 2000.

       Condensed consolidated statements of cash flows -- Six months ended June
         30, 2001 and 2000.

       Notes to condensed consolidated financial statements -- June 30, 2001.

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

SIGNATURES
----------

Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia

     We have reviewed the accompanying condensed consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiary as of June 30, 2001 and the related condensed consolidated statements of income for the six month periods and three month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of comprehensive income and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 12, 2001, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                 POTI, WALTON & ASSOCIATES, PC



Richmond, Virginia
August 7, 2001

PART I.
ITEM 1.  FINANCIAL STATEMENTS

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                     ------


                                                 June 30            December 31
                                                  2001                 2000
                                                ----------         ------------
                                                     (Dollars in Thousands)
Cash and cash equivalents:
 Cash and due from banks                      $ 25,207             $ 14,459
 Federal funds sold                              6,094                7,181
                                              ---------           ----------
          Total cash and cash equivalents       31,301               21,640

Investment securities:
 Available for sale                             12,775               15,087
 Held to maturity                                3,874                4,346

Equity securities, restricted, at cost             733                  727

Loans receivable:
 Commercial                                    123,145              110,587
 Residential mortgage                           34,931               36,451
 Installment loans to individuals               10,954                7,757
 Other                                           2,336                3,682
                                              ---------           ----------
          Gross loans                          171,366              158,477
 Unearned income                                  (572)                (535)
 Allowance for loan losses                      (2,041)              (1,920)
                                              ---------           ----------
          Loans, net                           168,753              156,022

Premises and equipment, net                      4,987                4,537

Foreclosed real estate                             270                  131

Other assets                                     3,210                3,245
                                              ---------           ----------
                                              $225,903             $205,735
                                              =========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                 June 30            December 31
                                                   2001                2000
                                                ----------         ------------
                                                    (Dollars in Thousands)
Liabilities:
 Deposits:
   Noninterest-bearing                            $ 20,401            $ 17,340
   Interest-bearing                                183,239             167,275
                                                 ---------           ----------
          Total deposits                           203,640             184,615

 Short-term borrowings                               5,712               5,382
 Long-term debt                                        479                 505
 Other liabilities                                   2,696               2,406
                                                 ---------           ----------
          Total liabilities                        212,527             192,908

Shareholders' equity:
 Common stock, par value $2.50
   Authorized--5,000,000 shares
   Issued and outstanding 1,694,750 shares
   in 2001 and 1,683,562 shares in 2000              4,237               4,209
 Additional paid-in capital                          5,442               5,401
 Retained earnings                                   3,694               3,435
 Accumulated other comprehensive gain (loss)             3                (218)
                                                 ---------           ----------
          Total stockholders' equity                13,376              12,827
                                                 ---------           ----------


                                                  $225,903            $205,735
                                                 =========           ==========

           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                         Three months ended               Six months ended
                                                                       June 30,       June 30,         June 30,        June 30,
                                                                         2001           2000             2001            2000
                                                                    ----------    ------------    -----------     ------------
                                                                                    (Dollars in thousands)
Interest income:
 Loans, including fees                                              $    3,866     $    3,153      $    7,572      $    6,087
 Investment securities                                                     248            302             528             611
 Other                                                                     242             91             552             153
                                                                    ----------    ------------    -----------     ------------
          Total interest income                                          4,356          3,546           8,652           6,851

Interest expense:
 Deposits                                                                2,689          1,822           5,347           3,543
 Federal funds purchased                                                    55             75             107             113
 Other                                                                       6              8              13              16
                                                                    ----------    ------------    -----------     ------------
          Total interest expense                                         2,750          1,905           5,467           3,672
                                                                    ----------    ------------    -----------     ------------
Net interest income                                                      1,606          1,641           3,185           3,179
Provision for loan losses                                                   90             45             181              90
                                                                    ----------    ------------    -----------     ------------
Net interest income after provision for loan losses                      1,516          1,596           3,004           3,089

Other income:
 Service charges on deposit accounts                                       225            181             450             344
 Other service charges and fees                                            151             79             260             146
 Loss on sale of foreclosed real estate                                     (3)            (3)            (24)             (5)
 Other income                                                               75             33             117              72
                                                                    ----------    ------------    -----------     ------------
                                                                           448            290             803             557
Other expenses:
 Salaries and employee benefits                                            795            736           1,593           1,388
 Net occupancy                                                             167            109             347             234
 Furniture and equipment expenses                                          259            155             514             306
 Other expenses                                                            438            457             874             885
                                                                    ----------    ------------    -----------     ------------
                                                                         1,659          1,457           3,328           2,813
                                                                    ----------    ------------    -----------     ------------
Income before income taxes                                                 305            429             479             833
Applicable income taxes                                                     68            124             102             235
Net income                                                          $      237     $      305      $      377      $      598
                                                                    ==========    ============    ===========     ============

Per share data:
 Basic                                                                   $0.14          $0.18           $0.22           $0.36
                                                                    ==========    ============    ===========     ============
 Diluted                                                                 $0.13          $0.17           $0.20           $0.32
                                                                    ==========    ============    ===========     ============
Dividends per share                                                     $0.035         $0.035           $0.07           $0.07
                                                                    ==========    ============    ===========     ============
Average shares outstanding:
 Basic                                                               1,690,224      1,665,614       1,687,375       1,665,614
                                                                    ==========    ============    ===========     ============
 Diluted                                                             1,877,862      1,841,481       1,875,012       1,841,481
                                                                    ==========    ============    ===========     ============


           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                              Six months ended
                                                                         June 30            June 30
                                                                           2001               2000
                                                                     --------------      -------------
                                                                           (Dollars in thousands)
Net income                                                              $ 230              $ 598

Other comprehensive income, net of income tax:
 Increase (decrease) in unrealized gain on securities available
  for sale                                                                221                 (9)
                                                                       ------              -----

Comprehensive income                                                    $ 451              $ 589
                                                                       ======              =====

           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six months ended
                                                                            June 30             June 30
                                                                             2001                 2000
                                                                           ---------           ---------
Operating activities:                                                         (Dollars in thousands)
 Net income                                                              $    377            $    598
 Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                  181                  90
   Depreciation and amortization                                              322                 218
   Write down of real estate acquired in settlement of loans                    6                   5
   Decrease (increase) in interest receivable                                   4                (101)
   Increase in interest payable                                               153                  61
   Other                                                                       54                (101)
                                                                           ---------           ---------
Net cash from operating activities                                          1,097                 770
Investing activities:
 Purchase of investment securities                                              2                   -
 Proceeds from:
   Sales and maturities of securities available for sale                    2,638                 509
   Maturities of securities held to maturity                                  471                 245
   Sale of foreclosed real estate                                             169                   -
 Net expenditures on foreclosed real estate                                   (28)                (57)
 Net change in loans                                                      (13,197)            (16,163)
 Purchases of premises and equipment                                         (771)               (784)
                                                                           ---------           ---------
Net cash used in investing activities                                     (10,716)            (16,250)
Financing activities:
 Net change in:
   Demand deposits and savings deposits                                     4,655               2,021
   Other time deposits                                                     14,371              10,018
   Short-term borrowing                                                       (26)                (26)
 Principal payments on long-term debt                                         329               2,391
 Proceeds from sale of stock                                                   69                  59
 Cash paid for dividends                                                     (118)                (63)
                                                                           ---------           ---------
Net cash from financing activities                                         19,280              14,400
                                                                           ---------           ---------
Net increase (decrease) in cash and cash equivalents                        9,661              (1,080)
Cash and cash equivalents at January 1                                     21,640               6,321
                                                                           ---------           ---------
Cash and cash equivalents at June 30                                     $ 31,301            $  5,241
                                                                           =========           =========

           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2001

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.


NOTE B -- EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period.

PART 1
------

ITEM 2. Management's discussion and analysis of financial conditions and results of operations.

EARNINGS SUMMARY
----------------

Net income for the quarter ended June 30, 2001 totaled $237,000 as compared with $305,000 in the second quarter of 2000. On a per share basis, second quarter net income equaled 13 cents for 2001 compared to 17 cents for 2000.

Net income for the six months ended June 30, 2001 totaled $377,000 as compared to $598,000 for the six months ended June 30, 2000. On per share basis, net income equaled 20 cents for 2001 compared to 32 cents for 2000. Total interest income for the first six months of 2001 was $8,652,000, a $1,801,000 or 26.3% increase over the first six months of 2000. These items are discussed in more detail later in this report.

NET INTEREST INCOME
-------------------

Net interest income was $1,606,000 for the quarter ended June 30, 2001 a decrease of $35,000 or 2.1% over the comparable period in 2000. For the six months ended June 30, 2001, net interest income increased to $3,185,000, an increase of $6,000 over 2000.

Total interest income was $4,356,000 for the quarter ended June 30, 2001, an increase of $810,000 over the same period of 2000. Interest income for the six months ended June 30, 2001 was $1,801,000 over the same period of 2000. This increase is mainly attributable to a 20.9% increase in total loans when comparing June 30, 2001 to June 30, 2000.

Interest expense of $2,750,000 for the quarter ended June 30, 2001 represents a $845,000 increase from the comparable period in 2000. For the six months ended June 30, 2001, interest expense increased by $1,795,000 over the same period of 2000.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $181,000 for the first six months of 2001 compared to $90,000 for the same period of 2000. Loan charge offs for the six months ended June 30, 2001 totaled $69,000 and recoveries for the same period totaled $9,000. At June 30, 2001, Bank of the Commonwealth has a total allowance for loan losses of $2,041,000 or 1.2% of total loans.

OTHER INCOME
------------

Other income for the quarter ended June 30, 2001 was $448,000, an increase of $158,000 from the $290,000 reported for the three months ended June 30, 2000. For the six months ended June 30, 2001 other income was $803,000 as compared to $557,000 for the six months ended June 30, 2000.

OTHER EXPENSES
--------------

Other expenses for the quarter ended June 30, 2001 totaled $1,659,000 an increase of $202,000 or 13.9% over the $1,457.000 recorded during the quarter ended June 30, 2000. For the six months ended June 30, 2001 other expenses increased to $3,328,000 from the $2,813,000 recorded for the same period of 2000.

INTEREST SENSITIVITY AND LIQUIDITY
----------------------------------

Management attempts to match rate sensitivity assets to rate sensitive liabilities, by planning and controlling the mix and maturities of these assets and liabilities. The purpose of this asset/liability management is to create and maintain a proper relationship between rate sensitive assets and liabilities and also to provide adequate liquidity.

Liquidity is the ability to meet customers' demand for funds. These requirements are met by the sale or maturity of existing assets, loan payments and increases in deposits.

NONPERFORMING ASSETS
--------------------

The Bank's nonperforming assets consisted of the following:


                            June 30, 2001  December 31, 2000
                            -------------  -----------------

Loan past due 90 days or
more and still accruing        $  209,000           $107,000

Nonaccrual loans                1,184,000            484,000

Other real estate owned           270,000            131,000
                               ----------           --------

Total nonperforming            $1,663,000           $722,000
                               ==========           ========


Of the $1.7 million of nonperforming assets as of June 30, 2001, $1.1 million is attributable to a loan with a long standing borrower that is not, and never has been, delinquent in its payments. We classified this loan as nonperforming after discussions with banking regulators regarding the current financial condition of the borrower.

CAPITAL POSTION
---------------

Shareholders' equity for the Corporation increased to $13,376,000 from $12,827,000 or 4.3% from December 31, 2000 to June 30, 2001. Shareholders' equity for June 30, 2001 reflects a $3,000 net unrealized gain on securities available for sale in accordance with FASB115, as compared to a $218,000 net unrealized loss as of December 31, 2000.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At June 30, 2001, the Corporation's risk-adjusted capital ratios were 7.4% for Tier 1 and 8.5% for total capital, well above the required minimums of 4.0% and 8.0% respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debts instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, the Corporation was considered adequately capitalized.

On July 27, 2001, Commonwealth Bankshares, Inc. generated $6,500,000 in new capital from the initial funding of a trust preferred stock offering. A subsequent funding on August 9, 2001 resulted in $800,000 of new capital. The Corporation's anticipated risk-adjusted capital ratios based on the June 30, 2001 balance sheet for Tier 1 is 9.6% and total capital is 12.2%.

CASH DIVIDEND
-------------

The Board of Directors, at their May 2001 meeting declared a 3.5 cent cash dividend payable on the Company's common shares for stockholders of record as of June 25, 2001, on June 30, 2001.


SUMMARY
-------

As Of June 30, 2001, 71.9% of the Bank's loan portfolio consists of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 78.8% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 2001, 74.3% of the Bank's total loan portfolio consists of loans collateralized with real estate.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economics cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION
--------



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Commonwealth Bankshares, Inc,
                                    --------------------------------
                                         (Registrant)



Date:     August 13, 2001              /s/ E. J. Woodard, Jr.
     ------------------------------    ---------------------------------
                                       E. J. Woodard, Jr., Chairman of the
                                       Board, President & CEO




Date:    August 13, 2001               /s/ John H. Gayle
     ------------------------------    -----------------------------------
                                       John H. Gayle
                                       Executive Vice President and Cashier