Form 10QSB
period 2001-09-30
COMMONWEALTH BANKSHARES INC
filed 2001-11-14
CIK 835012

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September, 30, 2001
                               -------------------

Commission file number 01-17377
                       --------

                         COMMONWEALTH BANKSHARES, INC.
--------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

            VIRGINIA                                       54-1460991
------------------------------------- -----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         403 Boush Street
         Norfolk, Virginia                                   23510
----------------------------------------                  ----------
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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Common Stock, $ 2.50 Par Value -- 1,698,968 shares as of November 13, 2001
  --------------------------------------------------------------------------

                                     INDEX



                COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
                               NORFOLK, VIRGINIA



PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited)

          Report of Certified Public Accountants

          Condensed consolidated balance sheets -- September 30, 2001 and
            December 31, 2000.

          Condensed consolidated statements of income -- Three months ended
            September 30, 2001 and 2000; nine months ended September 30, 2001 and 2000.

          Condensed consolidated statements of comprehensive income -- Nine months ended September 30, 2001 and 2000.

          Condensed consolidated statements of cash flows -- Nine months ended September 30, 2001 and 2000.

          Notes to condensed consolidated financial statements -- September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on 8-K

SIGNATURES
----------

Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia


         We have reviewed the accompanying condensed consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiaries as of September 30, 2001 and the related condensed consolidated statements of income for the nine month periods and three month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of comprehensive income and cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                   POTI, WALTON & ASSOCIATES, PC



Richmond, Virginia
October 23, 2001

PART I.
ITEM 1. FINANCIAL STATEMENTS

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------


                                                  September 30,  December 31,
                                                      2001           2000
                                                   (Unaudited)    (Audited)
                                                 -------------- -------------
                                                    (Dollars in Thousands)

Cash and cash equivalents:
    Cash and due from banks                         $  23,430    $  14,459
    Federal funds sold                                  3,097        7,181
                                                    ---------    ---------
               Total cash and cash equivalents         26,527       21,640

Investment securities:
    Available for sale                                 13,058       15,087
    Held to maturity                                    3,002        4,346

Equity securities, restricted, at cost                    733          727

Loans receivable:
    Commercial                                        129,482      110,587
    Residential mortgage                               36,543       36,451
    Installment loans to individuals                   10,861        7,757
    Other                                               2,212        3,682
                                                    ---------    ---------
               Gross loans                            179,098      158,477
    Unearned income                                      (576)        (535)
    Allowance for loan losses                          (2,109)      (1,920)
                                                    ---------    ---------
               Loans, net                             176,413      156,022

Premises and equipment, net                             5,098        4,537

Foreclosed real estate                                    281          131

Other assets                                            4,727        3,245
                                                    ---------    ---------
                                                    $ 229,839    $ 205,735
                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                September 30,        December 31,
                                                                     2001                2000
                                                                 (Unaudited)          (Audited)
                                                                -------------        ------------
                                                                     (Dollars in Thousands)
Liabilities:
    Deposits:
       Non-interest bearing                                    $     26,891          $     17,340
       Interest-bearing                                             175,826               167,275
                                                               ------------          ------------
                 Total deposits                                     202,717               184,615

    Short-term borrowings                                             2,700                 5,382
    Long-term debt                                                      479                   505
    Other liabilities                                                 3,102                 2,406
                                                               ------------          ------------
                 Total liabilities                                  208,998               192,908

Convertible preferred securities                                      7,285                     -

Shareholders' equity:
    Common stock, par value $2.50
       Authorized--5,000,000 shares
       Issued and outstanding 1,695,091 shares
           in 2001 and 1,683,562 shares in 2000                       4,238                 4,209
    Additional paid-in capital                                        5,444                 5,401
    Retained earnings                                                 3,746                 3,435
    Accumulated other comprehensive gain (loss)                         128                  (218)
                                                               ------------          ------------
                 Total stockholders' equity                          13,556                12,827
                                                               ------------          ------------


                                                               $    229,839          $    205,735
                                                               ============          ============

           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three months ended              Nine months ended

                                                     September 30,  September 30,  September 30,  September 30,
                                                          2001           2000          2001           2000
                                                     -------------  -------------  -------------  -------------
                                                                          (Dollars in thousands)
Interest income:
    Loans, including fees                             $     3,882    $     3,316    $    11,454    $     9,403
    Investment securities                                     251            300            779            911
    Other                                                     244             53            796            206
                                                      -----------    -----------    -----------    ------------
                  Total interest income                     4,377          3,669         13,029         10,520

Interest expense:
    Deposits                                                2,762          1,979          8,109          5,522
    Federal funds purchased                                    38            102            145            215
    Other                                                       6              8             19             24
                                                      -----------    -----------    -----------    ------------
                  Total interest expense                    2,806          2,089          8,273          5,761
                                                      -----------    -----------    -----------    ------------

Net interest income                                         1,571          1,580          4,756          4,759

Provision for loan losses                                      90             48            271            138
                                                      -----------    -----------    -----------    ------------
Net interest income after provision for loan losses         1,481          1,532          4,485          4,621

Other income:
   Service charges on deposit accounts                        171            186            621            530
   Other service charges and fees                             138            117            398            263
   Loss on sale of foreclosed real estate                      (5)           (15)           (29)           (20)
   Other income                                                71             49            188            121
                                                      -----------    -----------    -----------    ------------
                                                              375            337          1,178            894
Other expenses:
   Salaries and employee benefits                             815            729          2,408          2,117
   Net occupancy                                              170            175            517            409
   Furniture and equipment expenses                           227            181            741            487
   Other expenses                                             520            464          1,394          1,349
                                                      -----------    -----------    -----------    ------------
                                                            1,732          1,549          5,060          4,362
                                                      -----------    -----------    -----------    ------------
Income before income taxes                                    124            320            603          1,153

Applicable income taxes                                        13             67            115            302
                                                      -----------    -----------    -----------    ------------
Net income                                            $       111    $       253    $       488    $       851
                                                      ===========   ============    ===========    ===========
Per share data:
   Basic                                              $      0.07    $      0.15    $      0.29    $      0.51
                                                      ===========   ============    ===========    ===========
   Diluted                                            $      0.06    $      0.14    $      0.26    $      0.46
                                                      ===========   ============    ===========    ===========
Dividends per share                                   $     0.035    $     0.035    $     0.105    $     0.105
                                                      ===========   ============    ===========    ===========

Average shares outstanding:
   Basic                                                1,694,824      1,673,828      1,689,885      1,663,553
                                                      ===========   ============    ===========    ===========
   Diluted                                              1,882,461      1,861,466      1,877,522      1,843,372
                                                      ===========   ============    ===========    ===========

           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                       Nine months ended
                                                               September 30,    September 30,
                                                                    2001             2000
                                                               -------------    -------------
                                                                   (Dollars in thousands)
Net income                                                      $     488         $     851

Other comprehensive income, net of income tax:
    Increase in unrealized gain on securities available
      for sale                                                        346               105
                                                                ---------         ---------

Comprehensive income                                            $     834         $     956
                                                                =========         =========

           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Nine months ended
                                                                                 September 30,  September 30,
                                                                                      2001            2000
                                                                                --------------- ---------------
                                                                                      (Dollars in thousands)
Operating activities:
    Net income                                                                     $      488     $      851
    Adjustments to reconcile net income to net cash from operating activities:
           Provision for loan losses                                                      271            138
           Depreciation and amortization                                                  488            340
           Write down of real estate acquired in settlement of loans                        9              8
           Decrease (increase) in interest receivable                                      (4)            12
           Increase in interest payable                                                   193            189
           Other                                                                       (1,211)          (529)
                                                                                   ----------     ----------
Net cash from operating activities                                                        234          1,009

Investing activities:
    Purchase of investment securities:
       Available for sale                                                              (1,891)          (250)
       Restricted                                                                          (6)          (114)
    Proceeds from:
       Sales and maturities of securities available for sale                            4,444            854
       Maturities of securities held to maturity                                        1,344            296
       Sale of foreclosed real estate                                                     172            370
    Net expenditures on foreclosed real estate                                            (45)           (84)
    Net change in loans                                                               (20,948)       (23,404)
    Purchases of premises and equipment                                                (1,049)        (1,603)
                                                                                   ----------     ----------
Net cash used in investing activities                                                 (17,979)       (23,935)

Financing activities:
    Net change in:
       Demand deposits and savings deposits                                            12,653          3,052
       Other time deposits                                                              5,448         19,667
       Short-term borrowing                                                            (2,682)         3,569
    Principal payments on long-term debt                                                  (26)           (26)
    Proceeds from sale of convertible preferred securities                              7,285              -
    Proceeds from sale of stock                                                            72             61
    Cash paid for dividends                                                              (118)           (95)
                                                                                   ----------     ----------
Net cash from financing activities                                                     22,632         26,228
                                                                                   ----------     ----------
Net increase in cash and cash equivalents                                               4,887          3,302
Cash and cash equivalents at January 1                                                 21,640          6,321
                                                                                   ----------     ----------
Cash and cash equivalents at September 30                                          $   26,527     $    9,623
                                                                                   ==========     ==========

            See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

EARNINGS SUMMARY
----------------

Net income for the quarter ended September 30, 2001 totaled $111,000 as compared with $253,000 in the third quarter of 2000. On a per share basis, third quarter 2001 basic income was 7 cents compared with 15 cents for 2000.

Net income for the nine months ended September 30, 2001 totaled $488,000 as compared to $851,000 for the nine months ended September 30, 2000. On a per share basis, basic income equaled 29 cents for 2001 compared to 51 cents for 2000. A decline in net income was expected due to the additional expenses associated with the opening of two new branches in the second half of 2000 and one new branch in the first half of 2001. The falling interest rate environment has also negatively impacted net income. The nine reductions in the prime lending rate from 9.50% to 6.00% has cost the Bank approximately $400,000 during the nine moths ended September 30, 2001. The annualized effect of the prime rate decline is anticipated to be approximately $533,000. The decline in the prime lending rate has been partially offset by a 20.2% increase in the Bank's loan portfolio. These items are discussed in more detail later in this report.

NET INTEREST INCOME
-------------------

Net interest income was $1,571,000 for the quarter ended September 30, 2001, a decrease of $9,000 over the comparable period in 2000. For the nine months ended September 30, 2001, net interest income was $4,756,000, a decrease of $3,000 over 2000. The decrease is attributable to 73.0% of the Bank's deposits invested in fixed rate certificates of deposit and the unexpected drop in interest rates. The declining interest rate environment has temporarily narrowed the Bank's interest margin.

Total interest income was $4,377,000 for the quarter ended September 30, 2001, an increase of $708,000 over the same period of 2000. Interest income for the nine months ended September 30, 2001 increased by $2,509,000 or 23.8% over the same period of 2000. This increase is mainly attributable to a 20.2% increase in total loans when comparing September 30, 2001 to September 30, 2000 offsetting the 36.8% reduction in the prime lending rate.

Interest expense of $2,806,000 for the quarter ended September 30, 2001 represents a $717,000 increase from the comparable period in 2000. For the nine months ended September 30, 2001 interest expense increased by $2,512,000 over the same period of 2000. This increase is attributable to a 22.7% increase in the interest bearing deposits when comparing September 30, 2001 to September 30, 2000. The Bank currently has $8,390,000 in certificates of deposit, with an average interest rate of 6.60%, that will re-price during the fourth quarter of 2001. It is also anticipated that the reduction in the cost of funds through re-pricing shall continue during 2002.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $271,000 for the first nine months of 2001 compared to $138,000 for the same period of 2000. Loan charge offs for the nine months ended September 30, 2001 totaled $92,000 and recoveries for the same period totaled $11,000. At September 30, 2001, Bank of the Commonwealth had a total allowance for loan losses of $2,109,000 or 1.18% of total loans.

OTHER INCOME
------------

Other income for the quarter ended September 30, 2001 was $375,000, an increase of $38,000 from the $337,000 reported for the three months ended September 30, 2000. For the nine months ended September 30, 2001, other income increased $284,000 to $1,178,000 from $894,000 for the nine months ended September 30, 2000.

OTHER EXPENSES
--------------

Other expenses for the quarter ended September 30, 2001, totaled $1,732,000 an increase of $183,000 or 11.8% over the $1,549,000 recorded during the quarter ended September 30, 2000. For the nine months ended September 30, 2001 other expenses increased $698,000 to $5,060,000 from the $4,362,000 recorded for the same period of 2000. An increase in other expenses was expected and was primarily attributable to $324,000 in additional expenses associated with the opening of our Cedar Road branch in Chesapeake, in July 2000, our Old Dominion University branch in Norfolk, in August 2000 and our Churchland branch in Portsmouth in April 2001. Management believes the new branches will benefit the Bank's operating performance in future periods.

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

NONPERFORMING ASSETS
--------------------

The Bank's nonperforming assets consisted of the following:

                           September 30, 2001  December 31, 2000
                           ------------------  -----------------
Loans past due 90 days or
more and still accruing        $  148,000         $  107,000

Nonaccrual loans                1,178,000            484,000

Other real estate owned           281,000            131,000
                               ----------         ----------

Total nonperforming            $1,607,000         $  722,000
                               ==========         ==========

Of the $1.6 million classified as nonperforming assets as of September 30, 2001, $1.1 million is attributable to a loan with a long standing borrower that is not, and never has been, delinquent in its payments. We classified this loan as nonperforming after discussions with banking regulators regarding the current financial condition of the borrower

CAPITAL POSTION
---------------

Shareholders' equity for the Corporation increased to $13,556,000 from $12,827,000 or 5.7% from December 31, 2000 to September 30, 2001. Shareholders' equity for September 30, 2001 reflects a $128,000 net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $218,000 net unrealized loss as of December 31, 2000.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. On July 27, 2001, Commonwealth Bankshares, Inc. generated $6,500,000 in new regulatory capital from the initial funding of a trust preferred stock offering. A subsequent funding on August 9, 2001 resulted in $800,000 of new regulatory capital. At September 30, 2001, the Corporation's risk-adjusted capital ratios were 9.35% for Tier 1 and 11.92% for total capital, well above the required minimums of 4.0% and 8.0% respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debts instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, the Corporation was considered well capitalized.

CASH DIVIDEND
-------------

At the September 2001 Board of Directors' meeting a 3.5 cents per share cash dividend was declared, payable on October 1, 2001 to shareholders of record on September 26, 2001.

REGULATORY EXAMINATION
----------------------

A regulatory examination by the Virginia Bureau of Financial Institutions began on November 5, 2001. The results will be reported in a subsequent quarter.

SUMMARY
-------

As of September 30, 2001, 72.3% of the Bank's loan portfolio consists of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 78.2% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 2001, 76.9% of the Bank's total loan portfolio consists of loans collateralized with real estate.

In addition, approximately 14.0%of the portfolio involved loans on the hotel/motel industry and 16.2% involved the commercial real estate rental industry. These concentrations represent unfavorable risk in the event of a worsening local economy.

During the third quarter of 2001, Commonwealth Bankshares, Inc. raised $7,285,000 in regulatory capital as a result of an offering of convertible preferred securities.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economics cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION
--------


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Commonwealth Bankshares, Inc,
                                           ----------------------------
                                                    (Registrant)


Date:  November 13, 2001
     ------------------------              _________________________________
                                           E. J. Woodard, Jr., Chairman of the
                                           Board, President & CEO



Date:  November 13, 2001
     ------------------------              _________________________________
                                           John H. Gayle
                                           Executive Vice President and Cashier