Form 10KSB40
period 2001-12-31
COMMONWEALTH BANKSHARES INC
filed 2002-04-01
CIK 835012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended December 31, 2001

Commission file number 01-17377

                         Commonwealth Bankshares, Inc.
                    ----------------------------------------
              (Exact name of small business issuer in its charter)

         Virginia                                         54-1460991
----------------------------------------                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        403 Boush Street
        Norfolk, Virginia                                    23510
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (757) 446-6900
                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                             on which registered
        -------------------                             -------------------

              None                                              None
---------------------------                             -------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $2.50 Par Value
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for fiscal year ended December 31, 2001: $18.8 million

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2002: $12.8 million (In calculating the aggregate market value, the registrant used the closing sale price of the registrant's common stock on the NASDAQ National Market on March 12, 2002 which was $7.50 per share, voting stock held by non-affiliates of the registrant at March 12, 2002 was 1,703,103 shares).

Shares of common equity outstanding as of March 12, 2002:
Common Stock, $2.50 Par Value  - 1,703,103 shares

                                     Part I

Item 1. Description of Business

      The Company and the Bank. The sole business of Commonwealth Bankshares, Inc. (the "Corporation") is to serve as a holding company for Bank of the Commonwealth (the "Bank"). The Corporation was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 it acquired the Bank.

      Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk, Virginia. The Bank currently operates three branches in Norfolk, four branches in Virginia Beach, one branch in Chesapeake, and one branch in Portsmouth.

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

Employees

      As of December 31, 2001, the Bank had 93 full-time equivalent employees. Management of the Corporation and the Bank considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Bank has never experienced any strike or labor dispute.

Regulation and Supervision
Commonwealth Bankshares, Inc.

      Bank Holding Company Act. In order to acquire the shares of the Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, the Corporation was required to obtain approval from, and register as a bank holding company, with the Federal Reserve Board (the "Board"), and it is subject to ongoing regulation, supervision and examination by the Board. As a condition to its approval, the Board required the Corporation to agree that it would obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness. The Corporation is required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Board approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5.0% of such shares, unless it already owns or controls a majority of such voting shares. Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Any acquisition by a bank holding company of more than 5.0% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless such acquisition is specifically authorized by the laws of that second state.

      Unless it chooses to become a financial holding company, as further described below, a bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from acquiring or obtaining direct or indirect ownership or control of more than 5.0% of the voting shares of any company which is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for its subsidiaries. An exception to these prohibitions permits a bank holding company to engage in, or acquire an interest in a company which engages in, activities which the Board, after due notice and opportunity for hearing, by regulation or order has determined is so closely related to banking or of managing or controlling banks as to be proper incident thereto. A number of such activities have been determined by the Board to be permissible, including servicing loans, performing certain data processing services, and acting as a fiduciary, investment or financial advisor.

      The Corporation may not, without providing prior notice to the Board, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Corporation for all purchases or redemptions by the Corporation of its equity securities within the preceding 12 months, will equal 10.0% or more of the Corporation's consolidated net worth, unless it meets the requirements of a well capitalized and well managed organization.

      Dividend Restrictions. The ability of the Corporation to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank's ability to pay dividends. See Note 7 to Consolidated Financial Statements included in this report.

      Virginia Financial Institution Holding Company Act. Under certain amendments to the Virginia Financial Institutions Holding Company Act that became effective July 1, 1983, no corporation, partnership or other business entity may acquire, or make any public offer to acquire, more than 5.0% of the stock of any Virginia financial institution, or any Virginia financial institution holding company, unless it first files an application with the Virginia State Corporation Commission - Bureau of Financial Institutions ("SCC"). The SCC is directed by the statute to solicit the views of the affected financial institution, or financial institution holding company, with respect to such stock acquisition, and is empowered to conduct an investigation during the 60 days following receipt of such an application. If the SCC takes no action within the prescribed period, or if during the prescribed period it issues notice of its intent not to disapprove an application, the acquisition may be completed. Under the Bank Holding Company Act, the Board may disapprove an application or approve an application subject to such conditions as it may deem advisable.

      Securities and Exchange Commission Regulation. The Corporation is required to make certain periodic filings with the Securities and Exchange Commission ("SEC") as well as file certain reports on the occurrence of certain material events specified in the Securities Exchange Act of 1934 ("Exchange Act"). Specifically, the Corporation is required to file quarterly and annual reports with the SEC under Section 13 of the Exchange Act, furnish annual reports to shareholders prior to annual meetings of shareholders, and send proxy statements to shareholders prior to any shareholders' meeting, all of which must comply with the provisions of the Exchange Act. In addition, directors, officers and certain shareholders must make detailed disclosures under the Exchange Act regarding their ownership of the Corporation's common stock.

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

      Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Board. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company allows insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. The Corporation currently does not intend to become a financial holding company.

The Bank

      The Bank, as a member bank of the Federal Reserve System, is subject to regulation and examination by the Virginia State Corporation Commission and the Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation, which currently insures the deposits of each member bank to a maximum of $100.0 thousand per depositor.

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

                                                                         Year Ended December 31,

                                                2001                            2000                            1999

                                ---------------------------------   -------------------------------  -------------------------------
                                Average                             Average                          Average
                                Balance    Interest    Yield/Rate   Balance    Interest  Yield/Rate  Balance    Interest  Yield/Rate
                                -------    --------    ----------   -------    --------  ----------  -------    --------  ----------

ASSETS                                                                    (Dollars in Thousands)
------                                                                    ----------------------
Interest earning assets
(taxable-equivalent
  basis (1)) :
Loans (net of unearned
  discount (2))                 $172,516     $15,404      8.95%    $141,769     $13,056     9.27%     $106,664    $ 9,514     8.95%
Investment securities             18,190       1,024      5.63       20,218       1,202     6.66        22,443      1,296     6.43
Federal funds sold                 5,845         231      3.95        4,799         334     6.96         1,053         51     4.84
Interest bearing cash and due     17,077         669      3.92           --          --                                --       --
                                --------     -------      ----     --------     -------     ----      --------    -------     ----

Total interest
  earning assets                 213,628      17,328      8.20      166,786      14,592     8.89       130,160     10,861     8.48
Non-interest earning
  assets:
    Cash and due from
      Banks                        6,007                              6,234                              4,735
Premises and equipment             4,999                              3,544                              2,784
Other assets                       1,872                              2,235                              1,880
                                --------                           --------                           --------
  TOTAL                         $226,506                           $178,799                           $139,559
                                ========                           ========                           ========

(1) Tax equivalent adjustments (using 34.0% federal tax rates) have been made in calculating yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
(2) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential continued

                                                                         Year Ended December 31,

                                                2001                            2000                            1999

                                ---------------------------------   -------------------------------  -------------------------------
                                Average                             Average                          Average
                                Balance    Interest    Yield/Rate   Balance    Interest  Yield/Rate  Balance    Interest  Yield/Rate
                                -------    --------    ----------   -------    --------  ----------  -------    --------  ----------
LIABILITIES &
SHAREHOLDERS'
EQUITY
Interest bearing liabilities:
  Savings and time deposits      $181,845   $10,446       5.74%     $139,515   $7,800       5.59%    $105,560   $5,263      4.99%
Short term debt                     4,145       160       3.86         5,865      319       5.44        4,798      209      4.36
Long term debt                        479        23       4.80           505       32       6.34          531       30      5.65
Convertible Preferred Securities    3,035       254       8.37            --       --                      --       --
                                 --------   -------       ----      --------   ------       ----     --------   ------      ----
  Total interest bearing
    Liabilities                   189,504    10,883       5.74       145,885    8,151       5.59      110,889    5,502      4.96

Non-interest bearing
  liabilities
  Demand deposits                  21,301                             17,850                           14,946
  Other                             2,889                              2,184                            1,724
                                 --------                           --------                         --------
  Total liabilities               213,694                            165,919                          127,559
  Common shareholders'
    equity                         12,812                             12,880                           12,000
                                 --------                           --------                         --------

      TOTAL                      $226,506                           $178,799                         $139,559
                                 ========                           ========                         ========

Net interest earnings                        $6,445                              $6,441                         $5,359
                                             ======                              ======                         ======
Net margin on interest
  earning assets on a taxable
  equivalent basis                                        2.93                              4.00                            4.25
Average interest spread
  (taxable equivalent basis)                              2.46                              3.30                            3.52

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

                          Year Ended December 31, 2001        Year Ended December 31, 2000         Year Ended December 31, 1999
                                  compared to                        compared to                             compared to
                          Year Ended December 31, 2000        Year Ended December 31, 1999         Year Ended December 31, 1998

                                                 Net                               Net                                    Net
                                               Increase                          Increase                               Increase
                          Volume       Rate   (decrease)      Volume    Rate    (decrease)         Volume     Rate     (decrease)
                          ------       ----   ----------      ------    ----    ----------         ------     ----     ----------

INTEREST INCOME
Investment securities    $  (116)   $   (62)   $  (178)       $  (134)   $    40    $   (94)       $   (23)   $   (53)   $   (76)
Federal funds sold           640        (74)       566            252         31        283           (249)       (30)      (279)
Loans                      2,731       (383)     2,348          3,224        320      3,544          1,930       (255)     1,675
                         -------    -------    -------        -------    -------    -------        -------    -------    -------
                           3,255       (519)     2,736          3,342        391      3,733          1,658       (338)     1,320
                         -------    -------    -------        -------    -------    -------        -------    -------    -------
INTEREST EXPENSE
Savings and time
  Deposits                 2,427        219      2,646          1,842        695      2,537            607       (251)       356
Short term debt              (80)       (79)      (159)            52         58        110             85          3         88
Long term debt               235         10        245             (1)         3          2             (1)        (1)        (2)
                         -------    -------    -------        -------    -------    -------        -------    -------    -------
                           2,582        150      2,732          1,893        756      2,649            691       (249)       442
                         -------    -------    -------        -------    -------    -------        -------    -------    -------
Increase (Decrease) in
Net Interest Income      $   673    $  (669)   $     4        $ 1,449    $  (365)   $ 1,084        $   967    $   (89)   $   878
                         =======    =======    =======        =======    =======    =======        =======    =======    =======

Investment Portfolio

      The following table shows the book value (carrying value) of the Corporation's investment securities at December 31 of the years indicated below:

                                                         December 31,
                                               ---------------------------------

                                                 2001         2000         1999
                                                 ----         ----         ----
                                                        (In thousands)

U. S. Government and its Agencies              $ 6,415      $12,817      $14,029
State and Municipals                             6,013        6,165        5,934
Preferred Stock                                  2,176          451          222
Corporate Bonds                                  1,782           --           --
Other Securities                                   175          187            8
Federal Home Loan Bank Stock                       403          396          396
Federal Reserve Bank Stock                         339          144          144
                                               -------      -------      -------

                                               $17,303      $20,160      $20,733
                                               =======      =======      =======

      The maturity distribution, par value, market value, and yield of the investment portfolio at December 31, 2001, is presented in the following table:

                                                      December 31, 2001
                                               ---------------------------------
                                               Par Value   Market Value    Yield
                                               ---------   ------------    -----
                                                         (In thousands)

Within 3 months                                $   489       $   490       5.94%
After 3 but within 12 months                       715           724       5.87
After 1 but within 5 years                       6,122         6,163       5.79
After 5 but within 10 years                      4,373         4,332       6.22
After 10 years                                   4,640         4,708       6.38
Other Securities                                   175           175       7.42
Federal Home Loan Bank Stock                       403           403       6.95
Federal Reserve Bank Stock                         339           339       6.00
                                               -------       -------
                                               $17,256       $17,334       6.44
                                               =======       =======

Loan Portfolio

      The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31 for each of the past three years:

                                                                            December 31
                                          --------------------------------------------------------------------------
                                                    2001                      2000                       1999
                                                                          (In thousands)
                                           Amount          %          Amount         %          Amount          %
                                          --------      ------       --------      ------       --------      ------

Commercial                                $ 28,435       15.97%      $ 25,301       16.02%      $ 23,307       18.64%
---------------------------------------------------------------------------------------------------------------------
Commercial construction                      5,669        3.18          3,659        2.32             --          --
Commercial mortgage                         95,425       53.59         81,627       51.68         67,698       54.14
Residential mortgage                        36,480       20.49         36,451       23.08         25,146       20.11
Installment loans to
  individuals                                9,889        5.55          7,222        4.57          6,077        4.86
Other                                        2,171        1.22          3,682        2.33          2,817        2.25
                                          --------      ------       --------      ------       --------      ------
     TOTAL                                $178,069      100.00%      $157,942      100.00%      $125,045      100.00%
                                          ========      ======       ========      ======       ========      ======

The following table shows the maturity of loans outstanding as of December 31, 2001. Loans are classified based upon the period in which the final payment is due.

                                                                    December 31, 2001
                                           ---------------------------------------------------------------------
                                                                         Maturing
                                           ---------------------------------------------------------------------
                                                            After One
                                           Within           But Within             After
                                           One Year         Five Years             Five Years              Total
                                           --------         ----------             ----------              -----
                                                                       (In thousands)
Commercial                                 $ 9,921             $ 6,684             $ 11,830               28,435
Commercial construction                      3,559                  --                2,110                5,669
Commercial mortgage                         10,622               4,545               80,258               95,425
Residential mortgage                         4,539               3,609               28,332               36,480
Installment loans to
  individuals                                2,440               4,634                3,426               10,500
Other                                          956                  60                1,155                2,171
                                           -------             -------             --------             --------
TOTAL                                      $32,037             $19,532             $127,111             $178,680
                                           =======             =======             ========             ========

Non-performing Loans

      Non-performing loans consist of loans accounted for on a non-accrual basis (as judgmentally determined by management based upon anticipated realization of interest income) and loans which are contractually past due 90 days or more as interest and/or principal payments. The following table presents information concerning non-performing loans for the periods indicated:

                                                            December 31,
                                                     2001       2000       1999
Non-accrual:
  Real estate loans                                 $   --     $   50     $  881
  Installment loans                                     20        194        184
  Credit cards and related plans                        --         --         --
  Commercial (time and demand) and
    all other loans                                  1,302        240         44
  Lease financing receivables                           --         --         --
                                                    ------     ------     ------
                                                    $1,322     $  484     $1,109

Contractually past - due 90 days or more:
  Real estate loans                                     62         17         --
  Installment loans                                     --          2         13
  Credit cards and related plans                         1          5         22
  Commercial (time and demand)
    and all other loans                                  1         83         38
  Lease financing receivables                           --         --         --
                                                    ------     ------     ------

Total Non-performing                                $1,386     $  591     $1,182
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

      If nonaccruing loans had been performing fully, these loans would have contributed an additional $122.8 thousand to interest income in 2001, $35.4 thousand in 2000, and $84.3 thousand in 1999.

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

      The following table presents the Corporation's loan loss experience for the past five years:

                                                          ------------------------------------------------------------------
                                                            2001           2000           1999          1998           1997
      (In Thousands)

Allowance at Beginning of Period                          $  1,920       $    931       $    969       $   969       $   932
                                                          ========       ========       ========       =======       =======

Provision for Losses                                           360          1,155            110           102            50

Charge off
  Commercial                                                     7             30             49            21            --
  Commercial Construction                                       --             --             --            --            --
  Commercial Mortgage                                          238             79             --            32            --
  Residential Mortgage                                          35             36             --            --            --
  Installment Loans to Individuals                              13             10             53            41            27
  Other                                                         10             17             55            11             4
                                                          --------       --------       --------       -------       -------

 Total Loans charged off:                                      303            172            157           105            31
                                                          --------       --------       --------       -------       =======

Recoveries:
  Commercial                                                     1             --             --            --             3
  Commercial Construction                                       --             --             --            --            --
  Commercial Mortgage                                           --             --              2            --            11
  Residential Mortgage                                           1             --             --            --            --
  Installment Loans to Individuals                              --              5              7             2             3
  Other                                                          9              1             --             1             4
                                                          --------       --------       --------       -------       -------


Total recoveries                                                11              6              9             3            18
                                                          --------       --------       --------       -------       -------
  Net Charge-offs                                              292            166            148           102            13
                                                          --------       --------       --------       -------       -------
  Allowance at end of period                              $  1,988       $  1,920       $    931       $   969       $   969
                                                          ========       ========       ========       =======       =======
  Loans at end of period (net of unearned income)         $178,069       $157,942       $125,045       $91,576       $78,251
                                                          ========       ========       ========       =======       =======

  Ratio of allowance to loans                                 1.12%          1.22%          0.74%         1.06%         1.23%

Average Amount of loans outstanding
  (net of unearned income)                                 172,516        141,769        106,664        84,917        71,481
Ratio of net charge-offs to average
  loans outstanding                                           0.17%          0.12%          0.14%         0.12%         0.02%

Allocation of the Allowance for Loan Losses

The following table provides an allocation of the allowance for loan losses as of December 31, 2001:

                                                         December 31, 2001
                                                         -----------------

                                                                Percent of Loans
                                                                on each category
                                                      Amount     to total loans
                                                      ------     --------------
                                                       (Dollars in Thousands)

Commercial                                            $  107          11.50%
Commercial construction                                   --             --
Commercial mortgage                                      787          84.31
Residential mortgage                                      36           3.87
Installment loans to individuals                           3           0.32
Other                                                     --             --
Unallocated                                            1,055            N/A
                                                      ------         ------

   Total                                              $1,988         100.00%
                                                      ======         ======

Deposits

      The breakdown of deposits at December 31 for the years indicated is as follows:
                                                          December 31,
                                              ----------------------------------

                                                 2001         2000        1999

                                              ----------------------------------
                                                         (In Thousands)
Noninterest-bearing demand deposits           $ 23,537     $ 17,340     $ 15,072
Interest-bearing demand deposits                24,182       18,053       18,243
Savings deposits                                 5,864        5,174        4,659
Certificates of deposit:
  Less than $100,000                           116,248      110,548       80,994
  $100,000 or more                              35,078       33,500       19,390
                                              --------     --------     --------

                                              $204,909     $184,615     $138,358
                                              ========     ========     ========

      The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                                                December 31,
                                   -----------------------------------------------------------------------

                                             2001                2000                     1999

                                    Amount        Rate        Amount        Rate         Amount       Rate
                                    ------        ----        ------        ----         ------       ----
                                                                                (Dollars in Thousands)
Noninterest-bearing demand
  deposits                         $ 21,301       0.00%       $17,850       0.00%       $14,946       0.00%
Interest-bearing demand
  deposits                           20,992       1.66         19,206       2.31         18,479       2.42
Savings deposits                      6,484       1.69          6,110       2.35          6,288       2.30
Certificates of deposit:
  Less than $100,000                120,540       6.44         90,395       6.22         64,119       5.76
  $100,000 or more                   33,828       6.42         23,804       6.32         16,674       5.59
                                   --------                   -------                   -------
                                   $203,145                  $157,365                  $120,506
                                   ========                  ========                  ========

      Remaining maturities of certificates $100,000 or more at December 31, 2001 as follows:

Maturity                                                              Amount
--------                                                              ------
                                                                  (In Thousands)

3 months or less                                                     $ 4,851
Over 3 through 12 months                                              16,558
Over 12 months                                                        13,669
                                                                     -------
                                                                     $35,078
                                                                     =======

Interest Rate Sensitivity Analysis

      The following table provides the maturities of investment securities, loans, and deposits at December 31, 2001, and measures the interest rate sensitivity gap for each range of maturity indicated:

                                                                      December 31, 2001
                                              --------------------------------------------------------------------
                                                                           Maturing
                                              ---------------------------------------------------

                                                                                         Non-
                                                                                         Interest
                                                                                         Earning/
                                                                After                    Bearing
                                                                one but                  Assets/
                                                 Within         Within       After       Liabili-
                                                 One            Five         Five        ties and
                                                 Year           Years        Years       Equity           Total
                                                 ----           -----        -----       ------           -----
                                                                         (In Thousands)
Assets

  Investment securities                       $   1,206         $ 6,157      $  9,940          --         $ 17,303
  Loans                                          32,037          19,532       127,111          --          178,680
  Other assets                                   19,296              --            --      15,289           34,585
                                              ---------         -------      --------    --------         --------
Total Assets                                     52,539          25,689       137,051      15,289          230,568

Liabilities and
  Shareholders' Equity

  Demand deposits-noninterest                        --              --            --      23,537           23,537
  All interest-bearing deposits                 135,311          20,855        25,206          --          181,372
  Other liabilities                               1,424              --         7,764       2,898           12,086

Shareholders' equity                                 --              --            --      13,573           13,573
                                              ---------         -------      --------    --------         --------
Total liabilities and
Shareholders' equity                            136,735          20,855        32,970      40,008          230,568

Interest rate
  sensitivity gap                             $ (84,196)        $ 4,834      $104,081    $(24,719)        $      0
                                              =========         =======      ========    ========         ========

Return on Equity and Assets

The following table highlights certain ratios for the periods indicated:

                                                         Year Ended December 31,
                                                       -------------------------

                                                        2001     2000      1999

                                                       -------------------------

Net income to:
  Average total assets                                   .25      .17        .83
  Average shareholders' equity                          4.51     2.34       9.63

Dividend payout ratio (dividends declared per
  share divided by net income per share)               41.18    77.78      14.79

Average shareholders' equity to average total
  assets ratio                                          7.00     7.20       8.60

Item 2. Description of Properties

      The headquarters building (the "Headquarters") of the Corporation and the Bank, located at the corners of Freemason and Boush Streets, Norfolk, Virginia, was completed in 1986 and is a three story building of masonry construction, with approximately 21.0 thousand square feet of floor space. The Bank utilizes the building for its main office branch, executive offices, and operational departments. The Corporation currently leases to outside parties approximately
4.0 thousand square feet on the third floor. The office operates nine teller windows, including two drive-up facilities, one walk-up facility and a 24 hour teller machine.

      The Bank has entered into a lease with Boush Bank Building Associates, a limited partnership (the "Partnership"), to rent the Headquarters. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of SunTrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986 an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank's return on average assets is less than seven-tenths of one percent. Under this provision the Bank purchased 19.7% of this property for $362.2 thousand in 1987. At the time of the 1987 purchase the Bank assumed $305.7 thousand of the above-mentioned bond. Pursuant to the purchase option contained in the lease agreement, the Bank recorded an additional interest of $637.4 thousand (34.7%) in the leased property as of December 31, 1988 by assuming a corresponding portion ($521.9 thousand) of the unpaid balance of the related revenue bond and applying the difference of $115.5 thousand to amounts due from the lessor. Accordingly the Bank now owns 54.4%, of the Headquarters property. No purchases have been made after 1988.

      The general partner of the Partnership is Boush Bank Building Corporation. The limited partners of the Partnership are Messrs. Woodard and Kellam, who are directors of the Bank and the Corporation and the estate of George H. Burton, a former director. In the opinion of the Corporation, the terms of the lease are not less favorable than could be obtained from a non-related party. Prior to executing the lease, the shareholders of the Bank owning a majority of Bank common stock consented to the foregoing lease. Additionally, formal shareholder approval of the lease, due to the above described interest of the Bank's directors, was obtained during the Bank's 1985 Annual Meeting of Shareholders.

      In addition to the headquarters, the Bank operates two branch offices in Norfolk, four branches in Virginia Beach, one branch in Chesapeake, and one branch in Portsmouth. The Norfolk branches are located at the Webb Center on the campus of Old Dominion University and 4101 Granby Street. The Virginia Beach branch offices are at 225 South Rosemont Road, 2712 North Mall Drive, 1124 First Colonial Road and 1870 Kempsville Road. The address of the Chesapeake branch is 1217 Cedar Road. The address of the Portsmouth branch is 4940 West Norfolk Road. The branch location at First Colonial Road, Virginia Beach and the West Norfolk Road branch in Portsmouth are owned by the Bank and the remaining six are leased under long-term operating leases with renewal options, at total annual rentals of approximately $230.0 thousand paid to unrelated parties.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to the Corporation's shareholders for a vote during the fourth quarter of 2001.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

      Market Information. The Corporation's common stock began trading on the NASDAQ National Market under the symbol CWBS on October 30, 2000. Prior to listing on the NASDAQ National Market, the Corporation's common stock traded on the Over-the-Counter Bulletin Board ("OTC Bulletin Board"), an NASD sponsored and operated inter-dealer quotation system for equity securities not listed on the NASDAQ Stock Market. Set forth below is high and low trading information for the common stock for each quarter during 2001 and 2000. For periods in which the Corporation's common stock traded on the OTC Bulletin Board, the information set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock Performance

                                                  Common Stock Prices
                                                  -------------------

                                               2001                 2000
                                               ----                 ----

                                         High        Low       High        Low
                                         ----        ---       ----        ---

First Quarter                            $7.50      $6.31      $7.50      $6.00
Second Quarter                           $7.50      $4.90      $7.25      $5.50
Third Quarter                            $7.25      $6.30      $7.12      $6.38
Fourth Quarter                           $7.25      $6.55      $7.00      $5.63

      Holders of Record. The Corporation had 1,703,103 shares of common stock outstanding as of March 12, 2001. The Corporation's common stock is held by 592 shareholders of record.

      Dividends. The Corporation paid a $0.035 cash dividend on March 31, June 30, October 1, and December 31, 2001 and March 31, June 30, September 30 and December 31, 2000 and on June 30, September 30 and December 31 1999. No cash dividend was declared for the quarter ending March 31, 1999. The Corporation also issued a 50.0% stock dividend on May 27, 1999. All per share figures in this Form 10-KSB have been adjusted to give effect to this stock dividend and any other stock dividends or stock splits that occurred during the periods presented in this Form 10-KSB.

      In April 1999, the Corporation's Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Under this Plan, shares purchased from the Corporation with reinvested dividends are issued at a five percent (5.0%) discount from market value. As of March 12, 2002, 57.4% of the Corporation's shareholders were participating in this Plan. The Plan also permits participants to make optional cash payments of up to $20.0 thousand per quarter for the purchase of additional shares of the Corporation's common stock. These shares are issued at market value without incurring brokerage commissions.

        The ability of the Corporation to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank's ability to pay dividends. See Note 7 to Consolidated Financial Statements included in this Report.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF OPERATIONS AND FINANCIAL CONDITION

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

New Accounting Standards

      In June 1998 the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Statement also allows securities classified as held to maturity to be transferred to the available for sale category at the date of initial application of this standard. Statement No. 133 was to become effective for all fiscal years beginning after June 15, 1999. Statement No. 137 changed the effective date to all fiscal years beginning after June 15, 2000. In addition, Statement No. 138 changed certain provisions of Statement No. 133. Management has determined that there will be no impact from these Statements since neither the Corporation nor the Bank currently employs such derivative instruments and does not intend to do so in the future.

      On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues". The guidance contained in the SAB is effective immediately. This SAB expresses the views of the SEC staff regarding a registrant's development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses, as required by SEC Financial Reporting Release (FRR) No. 28. The guidance in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC), and the Office of Thrift Supervision (OTS)) represented by the Federal Financial Institutions Examination Council issued an interagency policy statement entitled "Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation. The guidance contained in the SAB does not prescribe specific allowance estimation methodologies registrants should employ in estimating their allowance for loan and lease losses, but rather emphasizes the need for a systematic methodology that is properly designed and implemented by registrants.

      In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, an entity would recognize a gain or loss on settlement. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of Statement No. 143 is not expected to have a material effect on the financial position, results of operations or the liquidity of the Corporation.

      In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"; however, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. The provisions of Statement No. 144 generally are to be applied prospectively. The adoption of Statement No. 144 is not expected to have a material effect on the financial position, results of operations or liquidity of the Corporation.

Financial Condition and Results of Operations
Commonwealth Bankshares, Inc. and Subsidiary

      This commentary provides an overview of the Corporation's financial condition, changes in financial condition and results of operations for the years 1999 through 2001. The following discussions should assist readers in their analysis of the consolidated financial statements and supplemental financial information for the Corporation appearing elsewhere in this Form 10-KSB.

Earnings Overview

      The Corporation's net income continued to be negatively impacted during 2001 as a result of the continued absorption of operating expenses associated with the expansion of the branch network initiated during 2000 and 2001 along with the unanticipated rapid decline in "interest rates" during the year.

      As previously reported, the Bank:

      . Entered the Chesapeake market with the opening of a branch facility on Cedar Road in the Great Bridge section of Chesapeake in July, 2000.

      . Opened a new branch facility at Old Dominion University in August, 2000.

      . Entered the Portsmouth market with the opening of a branch facility on West Norfolk Road in the Churchland section of Portsmouth in April, 2001.

      . Has expanded the ATM network by seven units during the most recent two years.

      The Corporation's additional operating expense associated in the expansion of its branch facilities impacted 2001 operating performance by approximately $520.0 thousand.

      Net income was further impacted by the substantial and unanticipated decline in the "Prime Lending Rate" during 2001. The "Prime Lending Rate" is an index published daily in the Wall Street Journal and is defined as the rate of interest charged to the Bank's most creditworthy customers for short term borrowings. During 2001, the index was reduced a total of eleven times from 9.5% at the beginning of the year to 4.75% at year-end, resulting in a loss to the Bank of the Commonwealth of approximately $700.0 thousand in lost interest.

      Net income in 2001 equaled $577.3 thousand or a 91.4% increase from the $301.5 thousand reported for the year ended 2000. Again, the Corporation's net income during both 2001 and 2000 was impacted by a focus on growth and a substantial investment in new facilities, which management believes will benefit the Bank's operating performance in future periods.

      The Corporations' core earnings defined by the Corporation as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as securities gains, equaled $1.1 million in 2001 compared with the $1.5 million reported at December 31, 2000.

      The key profitability measures of return on average assets (ROA) and return on average total shareholders' equity (ROE) were also impacted by the Corporation's investments during 2001. ROA equaled 0.25% in 2001 compared with 0.17% in 2000 and 0.83% in 1999. ROE equaled 4.51% in 2001 compared with 2.34%
in 2000 and 9.63% in 1999. These ratios, along with other significant earnings and balance sheet information for each of the years in the five-year period ended December 31, 2001, are shown in Table 1 as follows:

Table 1 - Selected Financial Information

(Dollars in thousands, except per share data)

Results of Operations (for the year):                      2001             2000             1999             1998             1997
                                                           ----             ----             ----             ----             ----
Income From Earning Assets                           $   17,328       $   14,592       $   10,861       $    9,547       $    8,553
Net Interest Income                                       6,445            6,441            5,359            4,487            4,143
Provision for Loan Losses                                   360            1,155              110              102               50
Net Income                                                  577              302            1,155            1,105              930

Earnings Per Share:
Net Income - Basic (1)                               $     0.34       $     0.18       $     0.71       $     0.68       $     0.57
Average Shares Outstanding (1)                        1,692,125        1,667,329        1,631,684        1,626,107        1,626,107

Financial Condition (at December 31):
Total Assets                                  $230,568       $205,735       $157,016       $132,237       $116,106
Total Equity                                    13,573         12,827         12,227         11,580         10,531

Selected Ratios (for the year):
Return on Average Common
  Shareholders' Equity                            4.51%          2.34%          9.63%          9.91%          9.35%
Return on Average Assets                          0.25%          0.17%          0.83%          0.90%          0.85%
Net Interest Margin                               2.93%          4.00%          4.25%          4.04%          4.21%

(1) Adjusted to reflect 1999 &1998 stock dividends.

      Earnings per share during 2001 equaled $0.34 per share, an increase of 88.9% or $0.16 per share over the $0.18 per share reported in 2000. Earnings per share decreased 74.7% during 2000 over the $0.71 per share reported in 1999. Significant items affecting the change in earnings per share for 2001, 2000 and 1999 are summarized as follows:

                                           2001                           2000
                                            vs.                            vs.
                                           2000                           1999
                                           ----                           ----

..   Interest on loans and            18.75% increase                   34.36% increase
    investments and loan fees

..   Interest on deposits and         33.52% increase                   48.15% increase
    short-term borrowings

..   Net interest income               0.06% increase                   20.20% increase

..   Provision for loan losses     $794.5 thousand decrease      $1,044.8 thousand increase


      Net income in 2000 of $301.5 thousand represented a 73.9% decrease over the $1.2 million reported for the year 1999. The earnings recorded during this period reflects a provision for loan losses of $1.2 million in 2000 compared to only $109.8 thousand in 1999.

NET INTEREST INCOME AND NET INTEREST MARGIN

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

      In 2001, the net interest margin of 2.9% represented a decrease of 107 basis points over the net interest margin of 4.0% recorded in 2000. The decrease in net interest margin during this period of 27.5% was brought about primarily as a result of the rapid and unprecedented decline in the "Prime Lending Rate" when compared with a less rapid decline in rates on the Bank's deposit products. Deposit products were repriced throughout the year at the earliest opportunity available.

      The net interest margin for 2000 was 4.0% compared to 4.3% for 1999. The decrease in net interest margin of 7.0% was brought about by a more rapid decline in the rate of return on the loans and securities portfolios combined with a moderate increase in the cost of the Bank's sources of funding. The performance reported herein is reflected in the Corporation's earning assets yield of 8.2% in 2001 compared with 8.9% in 2000 and 8.5% in 1999. The Corporation's average cost of deposits increased 15 basis points in 2001 to 5.7% when compared with an increase of 63 basis points in 2000 from 1999. Nonperforming assets increased 992 thousand to $1.7 million in 2001, $1.1 million decrease to $722 thousand at the end of 2000, and $527 thousand decrease to $1.8 million at the end of

1999. The level of nonperforming assets negatively impacted earnings during 2001, 2000 and 1999 in the amounts of $122.8 thousand, $35.4 thousand, and $84.3 thousand, respectively.

      Average interest earning assets increased $46.8 million in 2001, $36.6 million in 2000, and $16.3 million in 1999. Average net loans increased $30.7 million in 2001, $35.1 million in 2000, and $21.7 million in 1999. Average investment securities decreased by $2.0 million in 2001, $2.0 million in 2000 and $386.1 thousand during 1999.

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

      On a quarterly basis, the Corporation's management evaluates the adequacy of the allowance for loan losses, and based on such review, establishes the amount of the provision for loan losses. For large commercial and real estate exposure, a detailed loan-by-loan review is performed. The remainder of the commercial and real estate portfolio is analyzed utilizing a formula-based determination of the allowance. The formula is impacted by the risk rating of the loan, historical losses and expectations. Loan loss allowances for the various consumer credit portfolios are based on historical and anticipated losses and the current and projected characteristics of the various portfolios. In addition, consideration of factors such as economic conditions, underwriting standards, and compliance and credit administration practices may impact the level of inherent credit loss. Management's evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors monthly.

      The Corporation made provisions for loan losses of $360.0 thousand in 2001 compared to a provision of $1.2 million in 2000. The unusually high provision for 2000 was based on significant loan growth and the Corporation's expansion plans for the future, and accordingly management chose, after consultation with banking regulators, to significantly increase the loan loss provision in the fourth quarter of 2000. The Corporation made provisions for loan losses of $109.8 thousand in 1999. Details of the activity in the allowance for loan losses for the past three years are shown in Note 4 to the Consolidated Financial Statement.

      Net charge-offs in 2001 were $292.0 thousand compared to $165.6.0 thousand for 2000 and $148.3 thousand for 1999. The level of charge-offs for 2001 reflected normal increases because of continued growth in the loan portfolio and remain relatively unchanged as a percentage of total loans. Total loan charge-offs for 2001 and 2000 represented a modest two-tenths of one percent of total loans outstanding in 2001 and one-tenth of one percent in 2000.

      The allowance for loan losses at December 31, 2001 was $2.0 million, compared with $1.9 million at December 31, 2000 and $931.0 thousand at December 31, 1999. This represented 1.1% of year-end gross loans at December 31, 2001 compared with 1.2% of year-end gross loans at December 31, 2000 and 0.7% of year-end gross loans at December 31, 1999.

      The tables on the following pages provide an analysis of the activity in the Corporation's nonperforming assets and allowance for loan losses for each of the last three years. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

      Nonperforming loans at December 31, 2001 increased by $795 thousand to $1.4 million. Nonperforming loans were $591 thousand at year-end 2000. The increase in total nonperforming assets during this period is attributable to a single loan to a long standing borrower that was placed on non-accrual in January 2001. The balance of this loan at year-end 2001 was $1.1 million. Although the loan is classified as non-accrual full collection is expected. During 2001 the Bank collected payments on the loan equaling $134.1 thousand. During 2000, nonperforming loans declined $591 thousand when compared with 1999. Nonperforming loans continue to be centered in a relatively small number of loans with large balances. Most of the loans are fully secured and, in management's opinion, represent minimal risk.

      The Corporation continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets. As a part of this workout process, the Corporation routinely reevaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each nonperforming asset.

      The amount of loans past due 90 days or more that were not classified as nonaccrual loans totaled $64 thousand at December 31, 2001, $107 thousand at December 31, 2000 and $73 thousand at December 31, 1999.

      The following table reflects the trends discussed herein:

Nonperforming Assets

December 31                                       2001       2000         1999
-----------                                       ----       ----         ----

90 Days delinquent and still accruing         $   64,000   $107,000   $   73,000

Nonaccrual                                     1,322,000    484,000    1,109,000

Foreclosed properties                            328,000    131,000      601,000
                                              ----------   --------   ----------

Total Nonperforming Assets                    $1,714,000   $722,000   $1,783,000
                                              ==========   ========   ==========

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

Loan Portfolio

      The Corporation's credit risk is centered in its loan portfolio which on December 31, 2001 totaled $178.7 million, or 77.5 % of total earning assets compared with $158.5 million, or 85.3% of total earning assets at year end 2000 and $125.5 million or 85.3% of total earning assets at year end 1999. The Corporation's overall objective in managing loan portfolio risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration.

      For commercial loans, loan officers prepare proposals supporting the extension of credit. These proposals contain an analysis of the borrower and an evaluation of the ability of the borrower to repay the potential credit. The proposals are subject to varying levels of approval by senior line and credit policy management, prior to the extension of credit. Commercial loans receive an initial risk rating by the originating loan officer. This rating is based on the amount of credit risk inherent in the loan and reviewed for appropriateness by senior line and credit policy personnel for deterioration in a borrower's financial condition which would impact the borrower's ability to repay the credit. Risk ratings are adjusted as necessary.

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

      If non-accruing loans had been performing fully, these loans would have contributed an additional $122.8 thousand to interest income in 2001, $35.4 thousand in 2000 and $84.3 thousand in 1999.

        The Corporation's Other Real Estate Owned (OREO) at December 31, 2001 increased to $328.4 thousand as compared with $130.6 thousand at December 31, 2000 and $601.1 thousand at December 31, 1999. At December 31, 2001 the Corporation held a total of three (3) properties.

      During the last three years, there have been additions to and liquidations of other real estate owned. There were three (3) in 2001, none during 2000, and one (1) addition during 1999. Proceeds from the properties disposed of during 2001 equaled $173.6 thousand compared with $480.0 thousand during 2000 and $434.2 thousand in 1999.

      During 2001, 2000 and 1999, there were net losses on the sale of other real estate of $43.7 thousand, $62.6 thousand and $65.6 thousand, respectively.

      The Bank has developed individual action plans for each property for the ultimate liquidation of these properties. The objectives are diligently pursued by management and reviewed with the Board of Directors monthly.

Noninterest Income

      Total noninterest income increased in 2001 to $1.5 million compared with $1.2 million reported in 2000, a 26.0% increase. Total noninterest remained relatively unchanged at $1.2 million for 2000 and 1999. The income achieved in service charges and fees on deposits is indicative of the recent trend in commercial banking to generate additional income from services not related to the lending function.

      In each of the three years mentioned, income from OREO properties equaled $2.9 thousand, $41.0 thousand and $71.2 thousand. The decrease during the three-year period was due to the reduction of OREO.

Noninterest Expense

      Total noninterest expense increased to $6.8 million in 2001 or 10.9% following increases of 26.9% and 21.9% in 2000 and 1999, respectively. This represents a moderate increase when compared to the Bank's overall growth. Noninterest expense has been impacted by the opening of two new branch locations and seven ATM's in 2001 and 2000. Salaries and employee benefits, the largest component of noninterest expense increased by 8.2% in 2001 following increases of 30.3% in 2000 and 23.0% in 1999. Net occupancy expense increased $87.1 thousand in 2001, $147.7 thousand in 2000 and $28.7 thousand in 1999. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $52.5 thousand or 2.8% in 2001 compared with an increase of $353.2 or 23.7% in 2000, and an increase of $354.7 thousand or 31.2% in 1999.

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

      The Bank's funding requirements are supplied from a wide range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings. Large certificates of deposit, over $100.0 thousand accounted for 17.1%, 18.1%, and 14.0% of the Bank's total deposits at December 31, 2001, 2000, and 1999, respectively. As a percentage of average assets, core deposits increased to 95.3% in 1999 and decreased to 84.5% in 2000 and decreased to 75.0% in 2001. Management seeks to ensure adequate liquidity to fund loans, deposit withdrawals, and the Bank's financial requirements and opportunities. To provide liquidity for current ongoing and unanticipated needs the Bank maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Bank maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $4.5 million, and the ability to borrow from the Federal Reserve System up to $1.6 million and Federal Home Loan Bank up to $18.4 million.

      The Corporation's loan portfolio net of unearned income and allowance for loan losses increased by 12.9% to $176.1 million in 2001 compared with an increase of 25.7% to $156.0 million in 2000 and compared with a 37.0% increase in 1998 to $124.1 million. Balances in a number of loan categories also increased. Total commercial loans increased 17.1% to $129.5 million in 2001 compared with an increase of 21.5% to $110.6 million in 2000 and an increase of 42.4% to $91.0 million in 1999. Consumer loans increased $2.7 million or 35.4% in 2001 following increases of $1.2 million or 18.6% in 2000 and of $973.9 thousand or 17.5% in 1999.

Sources of Funds

      Purchased liabilities are composed of Fed Funds purchased, certificates of deposit of $100.0 thousand and over (large CDs) and balances held in "sweep accounts" for customers. Purchased funds at December 31, 2001 equaled $36.5 million or a 6.2% decrease in short-term borrowings during 2001 following a $15.3 million increase to $38.9 million during 2000, as compared with the $3.2 million increase reported in 1999. At December 31, 2001, 2000 and 1999, approximately 100.0% of The Corporation's purchased funds consisted of funds invested by local customers which, as such, are less volatile than other categories of purchased funds or brokered deposits.

Uses of Funds

      Total earning assets at December 31, 2001 increased 11.4% from year-end 2000 compared with 2000's increase of 31.8% from year-end 1999's increase of 19.6%. The increase in earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from $124.1 million in 1999 to $176.1 million in 2001.

      The composition of long-term investment securities as of December 31, 2001 and 2000 is presented in Note 3 to the Consolidated Financial Statements, appearing elsewhere in this Form 10-KSB.

      At year-end 2001, 2000 and 1999, investment securities totaled $16.4 million, $19.4 million and $20.2 million respectively.

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

      The total investment in the securities portfolio at December 31, 2001 was approximately $16.4 million, down from $19.4 million at the end of 2000.

      The portfolio is well diversified among several market sectors as summarized below:

Sector                                                                        %
------                                                                      ----

Municipals                                                                  41.0
Fixed Agency                                                                 1.5
Floating MBS                                                                18.0
Floating CMO                                                                12.0
Fixed MBS                                                                    9.5
Fixed CMO                                                                    2.2
Corporates                                                                  12.0
Other                                                                        3.4

      As of December 31, 2001, the overall portfolio was projected to yield 6.1% on a fully taxable equivalent basis. It has a weighted average repricing term of
4.8 years, and 70.0% of total holdings are invested in fixed rate securities. 80.0% of the portfolio has been placed in the Available For Sale (AFS) category for FAS 115 purposes. As of December 31, 2001 the portfolio currently contained an unrealized gain on sale of $78.3 thousand.

      The portfolio has a short repricing distribution with 40.6% repricing within the next twelve months. Adjustable rate securities total $4.4 million par value and represent 30.0% of the total portfolio. These securities are well diversified among a variety of indices. The diversity in indices results in a consistent performing adjustable rate portfolio regardless of the direction or level of interest rates. Currently, the adjustable rate securities portfolio is projected to yield 5.5% with a weighted average months-to-reset of 6.46.

      Municipal holdings total $6.1 million par value, or 41.0% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.5%. Management believes these issues have excellent credit quality, as 98.0% of the portfolio is AA-rated or higher.

The two largest states represented in the portfolio include New York at 22.0% and Pennsylvania at 16.0%. The average duration date of the municipal portfolio is approximately 4.32 years.

      Fixed rate mortgage pools total $1.4 million par value, or 9.5% of total holdings. These securities are invested in a variety of, 15-year, 20-year, and 30-year final maturity pools and are well diversified among coupon rates. Overall, the portfolio is projected to yield 6.5% with a projected average life of 3.2 years based on current prepayment rates.

      Management frequently assesses the performance of the investment portfolio to ensure its yield and cash flow performances are consistent with the broad strategic plan of the entire Bank. Flexibility is one of the hallmarks of the Bank's ability to meet the banking needs of its customers.

      Year-end total loans net of unearned income increased $20.1 million or 12.7% in 2001 following an increase of $32.9 million or 26.3% in 2000 and an increase of $33.5 million or 36.5% increase in 1999. The results were largely due to the efforts of the Bank's officers to develop new loan relationships with customers from the area's regional institutions and the Banks penetration into two new markets.

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

      In April 1999, the Corporation's Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Shares purchased from the Corporation with reinvested dividends are issued at a five percent discount from the market value. As of December 31, 2001, 57.4% of the Corporation's shareholders were participating in the plan. The plan also permits optional cash payments up to $20 thousand per quarter for the purchase of additional shares of common stock. These shares are issued at market value, without incurring brokerage commissions.

      Based on the Corporation's earnings record for 2001, the Corporation paid a $0.035 cash dividend on March 31, June 30, October 1, and December 31, 2001. The Corporation also paid a $0.035 cash dividend on March 31, June 30, September 30, and December 31, 2000 and on June 30, September 30, and December 30, 1999. There were no cash dividends declared for the quarter ending March 31, 1999 . The Corporation issued a fifty (50.0%) percent stock dividend on May 27, 1999.

Income Taxes

      Corporations are required to pay the greater of the regular corporate income tax or the alternative minimum tax (AMT).

      In 2001, income tax expense was $162.7 thousand, up from $3.7 thousand in 2000, and down from the $446.4 thousand in 1999. The decrease in income tax expense in 2000 was a result of the one time additional loan loss provision.

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

Capital Resources and Adequacy

      Average shareholders' equity decreased at the rate of 0.6% in 2001 compared with an increase of 7.3% in 2000, and 7.6% in 1999. During these periods, the sole source of capital to the Bank has been internally generated retained earnings.

      The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

      Risk-based capital ratios are another measure of capital adequacy. On July 27, 2001 Commonwealth Bankshares, Inc. generated $6.5 million in new regulatory capital from the initial funding of a trust preferred stock offering. A subsequent funding on August 9, 2001 resulted in $800 thousand of new regulatory capital. At December 31, 2001, the Bank's risk-adjusted capital ratios were 9.9% for Tier 1 and 10.9% for total capital, well above the required minimums of 4.0% and 8.0% respectively, as compared with 7.6% and 8.8%, respectively at December 31, 2000, and 9.9% and 10.7% at December 31, 1999. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, the Bank was considered well capitalized.

      At December 31, 2001, shareholders' equity stood at $13.6 million as compared with $12.8 million at year-end 2000, and $12.2 million at year-end 1999. These increases were brought about by a net profit of $577.3 thousand in 2001 a net profit of $301.5 million in 2000 and a net profit of $1.2 million in 1999.

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

Item 7. Financial Statements.

      The Corporation's consolidated financial statements are included with this Form 10-KSB as Exhibit 99.1. Refer to the index to the Consolidated Financial Statements on page F-1 for the required information.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Board of Directors

      Commonwealth Bankshares' board of directors is currently comprised of 10 members who are divided into three classes. These directors serve for the terms of their respective classes, which expire in 2002, 2003 and 2004. The following table sets forth the composition of the board of directors.

        Class I                   Class II                   Class III
(Term Expiring in 2004)    (Term Expiring in 2002)       (Term Expiring in 2003)

    Morton Goldmeier           Herbert Perlin             William P.Kellam
 William D. Payne, M.D.       Kenneth J.Young       Edward J. Woodard, Jr., CLBB
    Richard J. Tavss        Thomas W. Moss, Jr.         Laurence C. Fentriss
   E. Carlton Bowyer

      The following paragraphs set forth certain information, as of December 31, 2001, for each of the 10 directors of Commonwealth Bankshares.

                                     Class I
                             (Term Expiring in 2004)

      Morton Goldmeier, 78, has served as President of Hampton Roads Management Associates, Inc. since 1990. Mr. Goldmeier has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

      William D. Payne, M.D., 66, retired from Drs. Payne, Ives, and Holland, Inc. in 2001. Dr. Payne has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

      Richard J. Tavss, 62, has served as Senior Counsel of Tavss, Fletcher, Maiden, and King, P.C. since 1977. Mr. Tavss has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

      E. Carlton Bowyer, 68, served as superintendent of the Virginia Beach School System before retiring in 1991. Mr. Bowyer was employed with the Virginia Beach School System for 31 years. Mr. Bowyer served as a Virginia Beach Advisory Board director prior to becoming a director of Commonwealth Bankshares and Bank of the Commonwealth in 2001.

                                    Class II
                             (Term Expiring in 2002)

      Herbert L. Perlin, 61, has served as President of Perlin Benefit Resources, Inc., a regional pension company located in Virginia Beach, Virginia since 1983. Mr. Perlin has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1987.

      Kenneth J. Young, 51, has served as President of Leisure & Recreation Consultants, Inc., located in Tampa, Florida, since 1996. Mr. Young has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

      Thomas W. Moss, Jr., 73, was elected Treasurer of the City of Norfolk in 2001. Mr. Moss has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

                                    Class III
                             (Term Expiring in 2003)

      William P. Kellam, 87, served as the President of Kellam - Eaton Insurance Agency, Inc., a real estate and insurance firm in Virginia Beach, Virginia, for 30 years prior to his retirement in 1986. Mr. Kellam has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1971.

      Edward J. Woodard, Jr., CLBB, 59, has served as President and Chief Executive Officer of Bank of the Commonwealth since 1973 and as Chairman of the Board since 1988. He has served as Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares since 1988. Mr. Woodard is also President and Director of BOC Title of Hampton Roads and BOC Insurance of Hampton Roads, President of Boush Bank Building Corporation and a general partner in Boush Bank Building Associates. Mr. Woodard has served as a director of Bank of the Commonwealth since 1973 and as a director of Commonwealth Bankshares since 1988.

      Laurence C. Fentriss, 47, has served as co-founder of Baxter, Fentriss & Company, a merger and acquisition firm since 1992. Mr. Fentriss has served as a director of Commonwealth Bankshares since 2001 and as a director of Bank of the Commonwealth since 2001.

Executive Officers of Commonwealth Bankshares and Bank of the Commonwealth

      In addition to Mr. Woodard, the following individuals serve as our executive officers.

      John H. Gayle, 63, Executive Vice President and Secretary of Commonwealth Bankshares and Executive Vice President and Cashier of Bank of the Commonwealth since 1990; Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc.; and Director, Vice President and Treasurer of BOC Insurance Agency of Hampton Roads, Inc.

      Simon Hounslow, 37, Senior Vice President and Commercial Loan Officer of Bank of the Commonwealth since 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section l6(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who beneficially own more than 10.0% of the Corporation's common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. Such persons are also required to furnish the Corporation with copies of all Section 16(a) forms they file.

      Based solely on a review of the copies of such forms furnished to the Corporation, the Corporation believes that all Section 16(a) filing requirements applicable to its directors, officers and greater than 10.0% beneficial owners were complied with in 2001.

Item 10. Executive Compensation.

Summary Executive Compensation Table

      The following table sets forth the annual compensation paid or accrued by the Corporation and its subsidiaries to Edward J. Woodard, Jr., CLBB, Chairman of the Board, President and Chief Executive Officer of the Corporation and the Bank for the past three fiscal years. Compensation for each other executive officer of the Corporation or the Bank did not exceed $100.0 thousand in 2001 and, therefore, is not shown in the table.

                           Summary Compensation Table
Name and
Principal Position                   Annual Compensation
------------------                   -------------------
                                                               Other Annual
                                 Year      Salary     Bonus    Compensation (1)
                                 ----      ------     -----    ----------------

Edward J. Woodard, Jr., CLBB     2001    $199,000         $0          $31,300
Chairman of the Board            2000     187,500         --           28,400
President and Chief              1999     182,500     18,500           23,600
Executive Officer

----------
(1) Includes director fees, 401k matching contribution, 401k profit sharing , and deferred compensation.

Director Compensation

      Each director of Commonwealth Bankshares is paid $900 for attendance at each board meeting and $400 for attendance at each meeting of a committee of the board of which he or she is a member. Additionally, Commonwealth Bankshares has a Director's Deferred Compensation Plan which allows directors to defer recognition of income on all or any portion of the directors' fees they earn. During 2001 a total of $71.6 thousand was deferred by directors under this plan. The terms and conditions of this plan and the two plans are very similar to the terms and conditions of the Bank of the Commonwealth Supplemental Executive Retirement plan described on page 29 in this 10KSB.

Option Grants in Last Fiscal year

      The following table sets forth information for the year ended December 31, 2001 regarding grants of stock options to Mr. Woodard.

                  Option Grants in Year Ended December 31, 2001

                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                    Annual Rates of
                                             Percent of Total                                        Stock Price
                      Number of Securities  Options Granted to                                     Appreciation for
                       Underlying Options     Employees in                        Expiration         Option Term
        Name                Granted            Fiscal Year       Exercise Price      Date        5.0%($)     10.0%($)
        -------------------------------------------------------------------------------------------------------------
Edward  J. Woodard, Jr       5,000               35.1%              $7.13          10/01/11     $58,070      $92,467

Option Exercises in Last Fiscal Year

      Set forth in the table below is information concerning the exercise of stock options during the fiscal year ended December 31, 20021 by each of the named executive officers named in the Summary Compensation Table.

      Aggregated Option Exercises in Year Ended December 31, 2001 and Fiscal Year End Option Values

                                                          Number of
                                                    Securities Underlying                Value of Unexercised
                                                      Unexercised Options                In-The-Money Options
                                                   at December 31, 2001 (#)           at December 31, 2001 ($)(1)
                                                   ------------------------           ----------------------------
                          Shares
                        Acquired on           Value
        Name            Exercise (#)       Realized ($)(1)  Exercisable     Unexercisable        Exercisable      Unexercisable
        ----            ------------       ---------------  -----------     -------------        -----------      -------------

Edward J. Woodard, Jr.     0                   0              29,133             --                 23,771             --

(1) These values are based on $7.00, the closing price of Commonwealth Bankshares common stock on December 31, 2001.

Employment Agreements

      Edward J. Woodard, Jr., Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares and Bank of the Commonwealth has entered into an employment agreement with Bank of the Commonwealth. The agreement provides for Mr. Woodard's employment until the earlier of December 31, 2004, his death or his physical or mental disability; provided, however, the employment agreement allows for the termination of employment by either Bank of the Commonwealth or Mr. Woodard in the event of a "change of control" of Commonwealth Bankshares or Bank of the Commonwealth, or by Mr. Woodard for "good reason." Mr. Woodard's employment agreement will be renewed automatically each year unless either party elects not to renew the agreement.

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

        Under the Agreement, a "change of control" will be deemed to have occurred upon:

      . any third party acquiring, or entering into a definitive agreement to acquire, more than twenty-five percent (25.0%) of the stock of either Commonwealth Bankshares or Bank of the Commonwealth;

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

      Mr. Woodard has also entered into an amended and restated deferred supplemental compensation agreement with Bank of the Commonwealth. Under the supplemental agreement, upon Mr. Woodard attaining the age of 65, upon his termination with Bank of the Commonwealth for any reason whatsoever or upon his death, Mr. Woodard or his beneficiary shall be entitled to payment from the Bank of: (i) two hundred fifty thousand dollars ($250,000) in one hundred twenty
(120) equal consecutive monthly installments of two thousand eighty-three and 33/100 dollars ($2,083.33) each, and (ii) seven hundred twenty thousand dollars ($720,000) in one hundred eighty (180) equal consecutive monthly installments of four thousand dollars ($4,000) each, both such payments being payable on the first day of each such month. Any payments described above shall be made on each such payment date to employee, regardless of whether employee is employed by the Bank at the time he becomes eligible for such payments. In addition to all payments described above, upon employee's death, the Bank shall pay to the beneficiary a lump sum payment of two hundred fifty thousand and no/100 dollars ($250,000), payable on the first day of the second calendar month immediately following the date of death. Under the supplemental agreement, Mr. Woodard is obligated to make himself available to Bank of the Commonwealth after his retirement, so long as he receives payments under the supplemental agreement, for occasional consultation which Bank of the Commonwealth may reasonably request. Any amounts unpaid under the supplemental agreement may be forfeited, after notice to Mr. Woodard, in the event that the board of directors of Bank of the Commonwealth determines in good faith that Mr. Woodard is performing services of any kind for a firm or other entity competitive with the business of Bank of the Commonwealth during the period that he is receiving payments under the supplemental agreement.

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

      401(k) Profit Sharing Plan. In 1993, Bank of the Commonwealth adopted a thrift and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code to replace Bank of the Commonwealth's former profit sharing plan. Employees who have attained the age of 20 years and six months and completed six months of service with Bank of the Commonwealth are eligible to participate in the 401(k) plan. Eligible employees who elect to participate may contribute up to 15.0% of their annual salary to the 401(k) plan. The Bank of the Commonwealth may make a matching contribution, the amount of which, if any, will be determined by Bank of the Commonwealth each year. Bank of the Commonwealth contributed a matching contribution of $36.6 thousand and a discretionary profit sharing contribution of $23.4 thousand to the 401(k) plan during 2001.

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

      1999 Stock Incentive Plan. On April 27, 1999, Commonwealth Bankshares' shareholders approved the Commonwealth Bankshares, Inc. 1999 Stock Incentive Plan. This plan provides for the issuance of up to the lesser of (i) fifteen percent (15.0%) of Commonwealth Bankshares' issued and outstanding common stock less the aggregate number of shares subject to issuance pursuant to options granted, or available for grant, under the 1990 plan and non-employee director plan described above, or (ii) 350,000 shares. Of the aggregate number of shares of Commonwealth Bankshares' common stock that may be subject to award under this plan, sixty percent (60.0%) are available for issuance to Commonwealth Bankshares' non-employee directors, and forty percent (40.0%) are available for issuance to Commonwealth Bankshares' employees. All the employees of Commonwealth Bankshares and Bank of the Commonwealth, and all other members of the board of directors of Commonwealth Bankshares, are eligible to receive awards under this plan.

      Bank of the Commonwealth Supplemental Executive Retirement Plan. Effective February 1, 2002, Commonwealth Bankshares' board of directors approved an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year. Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicated how the deferred amount is to be deemed invested as between a fund that tracks the value of Commonwealth Bankshares' stock and a simple interest bearing fund. The amount of deferred compensation in an executive's account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank of the Commonwealth's general creditors until such time as they are distributed to the executive. Distributions are generally available at retirement age, death, or on account of disability. In addition, an executive who separates from service for a reason other than because of retirement, death, or disability, is entitled to receive distribution when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions). Distributions may also be made in certain situations following a change in control. Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Management

The following table sets forth the beneficial ownership of the Coporation's common stock by each of its directors and named executive officers as of March 12, 2002 Corporation's Common Stock.

                                       Number and
                                       Percent of
                                    Shares Beneficially
        Name                                                        Owned (1)(2)
        ----                                                        ------------

E. Carlton Bowyer                                                     1,601
                                                                          *

Laurence C. Fentriss                                                165,057(3)
                                                                        9.2%

Morton Goldmeier                                                     80,697(4)
                                                                        4.7%

William P. Kellam                                                    35,603(5)
                                                                        2.1%

Thomas W. Moss, Jr                                                    3,993(6)
                                                                          *

William D. Payne, M.D                                                22,777(7)
                                                                        1.3%

Herbert L. Perlin                                                    45,256(8)
                                                                        2.6%

Richard J. Tavss                                                    124,109(9)
                                                                        7.2%

E. J. Woodard, Jr., CLBB                                             48,589(10)
                                                                        2.8%

Kenneth J. Young                                                      7,777(11)
                                                                          *

All Directors and executive                                         568,223
officers as group (12 persons)                                         28.9%

      * Percentage of ownership is less than 1.0% of the outstanding shares of Common Stock of the Corporation.


      (1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options.

      (2) Based on 1,703,103 issued and outstanding shares of common stock as of March 12, 2002.

      (3) Includes (i) 75,000 shares which Mr. Fentriss has the right to acquire through the conversion of convertible preferred securities and (ii) 8,750 shares which Mr. Fentriss's wife has the right to acquire through conversion of convertible preferred securities.

      (4) Includes (i) 18,000 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options and (ii) 13,940 shares owned by Mr. Goldmeier's wife, for which Mr. Goldmeier disclaims beneficial ownership, and (ii) 3,750 shares which Mr. Goldmeier has the right to acquire through the conversion of convertible preferred securities.

      (5) Includes (i) 18,000 shares which Mr. Kellam has the right to acquire through the exercise of stock options and (ii) 16,834 shares registered in the name of Mr. Kellam's wife, for which Mr. Kellam disclaims beneficial ownership.

      (6) Includes (i) 2,000 shares which Mr. Moss has the right to acquire through the exercise of stock options and (ii) 1,500 shares held in trust, representing the proceeds of a self directed individual Retirement Account for the benefit of Thomas W. Moss, Jr.

      (7) Includes (i) 18,000 shares which Dr. Payne has the right to acquire through the exercise of stock options, (ii) 635 shares registered in the name of Dr. Payne's wife, for which Dr. Payne disclaims beneficial ownership, and (iii) 3,287 shares registered in the name of Payne Pension and Profit Sharing Plan FBO William D. Payne.

      (8) Includes (i) 18,000 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 18,834 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, (iii) 4,066 shares owned jointly by Mr. Perlin and his wife, (iv) 3,734 shares registered as the Perlin Revocable Living Trust, and (v) 205 shares in Mr. Perlin's investment account at Anderson & Strudwick.

      (9) Includes (i) 18,000 shares which Mr. Tavss has the right to acquire through the exercise of stock options, (ii) 1,265 shares registered in the name of Richard J. Tavss, Custodian for Bobbie J. Tavss,
            (iii) 286 shares registered in the name of Richard J. Tavss, Custodian for Sanders T. Schoolar V, (iv) 282 shares registered in the name of Richard J. Tavss, Custodian for Zachary I. Maiden, and
            (v) 333 shares registered in the name of Richard J. Tavss, Custodian for Taylor Tavss Scholar.

      (10) Includes (i) 29,133 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 646 shares registered in the name of E. J. Woodard, Jr., Custodian for Troy Brandon Woodard, (iii) 1,534 shares registered in the name of E. J. Woodard, Jr. and Sharon W. Woodard, Custodians of Troy Brandon Woodard, (iv) 2,022 shares held in trust, representing the proceeds of a self directed Individual Retirement Account for the benefit of
            E. J. Woodard, Jr., and (v) 8,906 shares owned jointly by Mr. Woodard and his wife.

      (11) Includes (i) 2,000 shares which Mr. Young has the right to acquire through the exercise of stock option, and (ii) 5,250 shares representing the proceeds of a self directed Individual Retirement Account for the benefit of Kenneth J. Young.

Security Ownership of Certain Beneficial Owners

            The following table sets forth certain information with respect to beneficial ownership of the Corporation's common stock as of March 12, 2002 by each beneficial owner of more than 5.0% of the Corporation's common stock.

   Name and Address
       Of Holder                                          Beneficial Ownership
       ---------                                          --------------------
                                                        Shares           Percent
                                                        ------           -------

Laurence C. Fentriss                                   165,057              9.2%
Baxter, Fentriss & Company
Suite 280
Richmond, VA 23236

James E. Baxter                                         90,396              5.3%
Baxter, Fentriss & Company
Suite 280
Richmond, VA 23236

Richard J. Tavss                                       124,109              7.2%
PO Box 3747
Norfolk, VA 23514

Item 12. Certain Relationships and Related Transactions.

Loans to Officers and Directors

      Certain directors and officers of the Corporation and the Bank, members of their immediate families, and corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2001, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectability or present other unfavorable features.

      As of December 31, 2001, the amount of loans from the Bank to all officers and directors of the Corporation and the Bank, and entities in which they are associated, was approximately $2.6 million. This amount represented 19.1% of the total equity capital of the Bank as of December 31, 2001.

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

      In 1984, the Bank entered into a lease with Boush Bank Building Associates, a limited partnership (the "Partnership"), to rent the headquarters building (the "Headquarters") of the Corporation and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The general partner of the Partnership is Boush Bank Building Corporation. The limited partners of the Partnership are Messrs. Woodard and Kellam, who are directors of the Corporation and the Bank, and the estate of George H. Burton, a former director. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease if twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of Suntrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank's return on average assets is less than seven-tenths of one percent. Under this provision the Bank has purchased 54.4% of this property for a total of $999.6 thousand. No purchases have been made after 1988. The terms of the lease are not less favorable than could be obtained from a non-related party.

      Additionally, in 1998, the Bank of the Commonwealth entered into a lease with respect to its branch at 1217 Cedar Road, Chesapeake, Virginia with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease. Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares. Richard J. Tavss, also one of the landlords under the lease, is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares. Annual lease payments under the lease currently are $95.1 thousand. The board of directors of Commonwealth Bankshares reviewed two independent appraisals with respect to this property prior to entering into this lease. We believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

Item 13. Exhibits and Reports on Form 8-K.

      (a)(3)  Exhibits

      3.1 Articles of Incorporation. Filed June 15, 1988, as Exhibit 3.1 to the Registrant's Form S-4, and incorporated herein by reference.

      3.2 Bylaws. Filed June 15, 1988, as Exhibit 3.2 to the Registrant's Form S-4, and incorporated herein by reference.

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

      10.1 Lease. Filed June 15, 1988, as Exhibit 10.1 to theRegistrants Form S-4, and incorporated herein by reference.

      10.5 Bank of the Commonwealth Directors' Deferred Compensation Plan. Filed February 1, 2002, as Exhibit 4.1 to the Registrant's Form S-8, and incorporated herein by reference.

      10.6 Bank of the Commonwealth Supplemental Executive Retirement Plan. Filed February 1, 2002, as Exhibit 4.2 to the Registrant's Form S-8, and incorporated herein by reference.

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

      10.14 Second amendment to deferred supplemental agreement dated December 27, 1978, with Edward J. Woodard, Jr. Filed April 2, 2001 as
              Exhibit 10.14 to The Registrant's Form 10-K.

      10.15 Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrants' Registration Statement on form S-1, Registration No. 333-63314, and incorporated herein by reference.

      10.16 Declaration of Trust between the Company and the Trust. Included as Exhibit 4.2 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

      10.17 Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

      10.18 Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as trustee, included as Exhibit 4.4 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

      10.19 Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

      10.20   Form of Junior Subordinated Debt Securities, included as Exhibit
              4.4 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

      10.21 Form of Guarantee Agreement with respect to the Convertible Securities, included as Exhibit 4.7 to the Registrants' Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

      99.1    Consolidated Financial Statements. *

      *Filed herewith.


(b)   Reports filed on Form 8-K for the quarter ended December 31, 2001.

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

                                          Commonwealth Bankshares, Inc.
                                          (Registrant)

      Date: March 29, 2002                by:
                                              ----------------------------------
                                              E. J. Woodard, Jr., CLBB
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer

                                          by:
                                              ----------------------------------
                                              John H. Gayle
                                              Executive Vice President & Cashier
                                              (Principal Financial Officer)

                                          by:
                                              ----------------------------------
                                              E. Carlton Bowyer
                                              Director

                                          by:
                                              ----------------------------------
                                              Laurence C. Fentriss
                                              Director

                                          by:
                                              ----------------------------------
                                              Morton Goldmeier
                                              Director
                                          by:
                                              ----------------------------------
                                              William P. Kellam
                                              Director

                                          by:
                                              ----------------------------------
                                              Thomas W. Moss, Jr.
                                              Director

                                          by:
                                              ----------------------------------
                                              William D. Payne, M.D.
                                              Director

                                          by:
                                              ----------------------------------
                                              Herbert L. Perlin
                                              Director

                                          by:
                                              ----------------------------------
                                              Richard J. Tavss
                                              Director

                                          by:
                                              ----------------------------------
                                              Kenneth J. Young
                                              Director

Exhibit 99.1

Commonwealth Bankshares, Inc.

List of Financial Statements

The following consolidate financial statements of Commonwealth Bankshares, Inc. and subsidiary are included:

            Consolidated balance sheets-December 31, 2001 and 2000

            Consolidated statements of income-Year ended December 31, 2001, 2000 and 1999.

            Consolidated statements of stockholders' equity-Year ended December 31, 2001, 2000 and 1999.

            Consolidated statements of cash flows-Years ended December 31, 2001, 2000 and 1999.

            Notes to consolidated financial statements-December 31, 2001.

Schedules to the consolidated financial statements required by Article 9 of Regulations S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                      INDEX

                                                                            PAGE

Independent Auditors' Report                                                 F-2

Financial Statements

  Consolidated balance sheets                                                F-3
  Consolidated statements of income                                          F-5
  Consolidated statements of stockholder's equity                            F-6
  Consolidated statements of cash flows                                      F-7
  Notes to consolidated financial statements                                 F-8

                          COMMONWEALTH BANKSHARES, INC.

Independent Auditors' Report

Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia

We have audited the accompanying consolidated balance sheets of Commonwealth Bankshares, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Bankshares, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                    POTI, WALTON & ASSOCIATES, PC

Richmond, Virginia
January 18, 2002

                          COMMONWEALTH BANKSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


ASSETS

                                                      2001              2000
                                                -------------     -------------
Cash and cash equivalents:
  Cash and due from banks                       $   6,434,225     $   6,886,063
  Federal funds sold                                5,319,706         7,181,134
                                                -------------     -------------
      Total cash and cash equivalents              11,753,931        14,067,197

Interest-bearing deposits in bank                  13,976,555         7,572,395

Investment securities:
  Available for sale                               13,498,407        15,087,131
  Held to maturity                                  2,887,315         4,345,966

Equity securities, restricted, at cost                917,270           726,751

Loans receivable:
  Commercial                                       28,435,499        25,300,477
  Commercial construction                           5,668,581         3,659,197
  Commercial mortgage                              95,424,615        81,627,100
  Residential mortgage                             36,480,368        36,451,466
  Installment loans to individuals                 10,499,578         7,756,748
  Other                                             2,171,349         3,682,353
                                                -------------     -------------
      Gross loans                                 178,679,990       158,477,341
  Unearned income                                    (611,159)         (535,058)
  Allowance for loan losses                        (1,988,000)       (1,920,000)
                                                -------------     -------------
      Loans, net                                  176,080,831       156,022,283

Premises and equipment, net                         5,587,834         4,537,213

Foreclosed real estate                                328,433           130,609

Accrued interest receivable                         1,321,763         1,346,527

Other assets                                        4,215,378         2,027,582
                                                -------------     -------------

                                                $ 230,567,717     $ 205,863,654
                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        2001          2000
                                                    ------------  ------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits             $ 23,537,438  $ 17,339,931
    Interest-bearing:
      Demand deposits                                 23,091,671    18,053,072
      Savings deposits                                 5,433,537     5,173,633
      Other time deposits                            152,846,281   144,048,327
                                                    ------------  ------------
         Total deposits                              204,908,927   184,614,963

  Short-term borrowings                                1,424,312     5,382,245

  Long-term debt                                         478,720       504,832

  Accrued interest payable                             1,038,892       906,164

  Other liabilities                                    1,858,588     1,628,580
                                                    ------------  ------------
         Total liabilities                           209,709,439   193,036,784

Convertible preferred securities                       7,285,000            --

Stockholders' equity:
  Common stock, par value $2.50, 5,000,000 shares
    authorized; 1,703,002 and 1,683,562 shares
    issued and outstanding in
    2001 and 2000, respectively                        4,257,506     4,208,906
  Additional paid-in capital                           5,477,930     5,400,499
  Retained earnings                                    3,775,600     3,435,372
  Accumulated other comprehensive income (loss)           62,242      (217,907)
                                                    ------------  ------------
         Total stockholders' equity                   13,573,278    12,826,870
                                                    ------------  ------------

                                                    $230,567,717  $205,863,654
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          COMMONWEALTH BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                          2001          2000          1999
                                                      -----------   -----------   -----------

Interest income:
  Loans, including fees                               $15,403,576   $13,056,166   $ 9,512,833
  Investment securities                                   987,708     1,201,907     1,296,281
  Other interest income                                   936,340       334,029        51,463
                                                      -----------   -----------   -----------
         Total interest income                         17,327,624    14,592,102    10,860,577

Interest expense:
  Deposits                                             10,699,299     7,799,662     5,262,773
  Other interest expense                                  183,157       351,077       238,804
                                                      -----------   -----------   -----------
         Total interest expense                        10,882,456     8,150,739     5,501,577
                                                      -----------   -----------   -----------

Net interest income                                     6,445,168     6,441,363     5,359,000

Provision for loan losses                                 360,046     1,154,582       109,823
                                                      -----------   -----------   -----------
Net interest income after provision for loan losses     6,085,122     5,286,781     5,249,177

Noninterest income:
  Service charges on deposit accounts                     817,865       710,075       842,240
  Other service charges and fees                          526,634       372,237       235,099
  Other                                                   144,265        99,530       131,857
                                                      -----------   -----------   -----------
         Total noninterest income                       1,488,764     1,181,842     1,209,196

Noninterest expenses:
   Salaries and employee benefits                       3,228,974     2,983,840     2,290,700
   Net occupancy expense                                  699,340       612,199       464,458
   Furniture and equipment expense                      1,007,915       722,300       609,499
   Other operating expense                              1,897,633     1,845,128     1,491,902
                                                      -----------   -----------   -----------
         Total noninterest expenses                     6,833,862     6,163,467     4,856,559
                                                      -----------   -----------   -----------
Income before income taxes                                740,024       305,156     1,601,814

Provision for income taxes                                162,731         3,651       446,424
                                                      -----------   -----------   -----------
Net income                                            $   577,293   $   301,505   $ 1,155,390
                                                      ===========   ===========   ===========
Earnings per share:
  Basic                                               $       .34   $       .18   $       .71
                                                      ===========   ===========   ===========
  Diluted                                             $       .31   $       .16   $       .64
                                                      ===========   ===========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          COMMONWEALTH BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

                                                                                Accumulated
                                                     Additional                    Other
                                          Common      Paid-in      Retained    Comprehensive
                                          Stock       Capital      Earnings     Income (Loss)      Total
                                        ----------   ----------   -----------    ---------    ------------
Balance, December 31, 1998              $2,710,383   $5,175,939   $ 3,740,072    $ (46,649)   $ 11,579,745

  Comprehensive income:

    Net income                                  --           --     1,155,390           --       1,155,390

    Net change in unrealized gain
      (loss) on securities available
      for sale                                  --           --            --     (480,984)       (480,984)
                                                                                              ------------

         Total comprehensive income                                                                674,406
  Issuance of common stock - 18,636
    shares                                  46,590       98,849            --           --         145,439

  50% stock dividend - 541,954 shares    1,354,885           --    (1,354,885)          --              --

  Cash dividend - $.105 per share               --           --      (172,992)          --        (172,992)
                                        ----------   ----------   -----------    ---------    ------------
Balance, December 31, 1999               4,111,858    5,274,788     3,367,585     (527,633)     12,226,598

  Comprehensive income:

    Net income                                  --           --       301,505           --         301,505

    Net change in unrealized gain
      (loss) on securities available
      for sale                                  --           --            --      309,726         309,726
                                                                                              ------------

         Total comprehensive income                                                                611,231
  Issuance of common stock - 38,819
    shares                                  97,048      125,711            --           --         222,759

  Cash dividend - $.14 per share                --           --      (233,718)          --        (233,718)
                                        ----------   ----------   -----------    ---------    ------------
Balance, December 31, 2000               4,208,906    5,400,499     3,435,372     (217,907)     12,826,870

  Comprehensive income:

    Net income                                  --           --       577,293           --         577,293

    Net change in unrealized gain
      (loss) on securities available
      for sale                                  --           --            --      280,149         280,149

         Total comprehensive income                                                                857,442
                                                                                              ------------

  Issuance of common stock - 19,440
    shares                                  48,600       77,431            --           --         126,031

  Cash dividend - $.14 per share                --           --      (237,065)          --        (237,065)
                                        ----------   ----------   -----------    ---------    ------------
Balance, December 31, 2001              $4,257,506   $5,477,930   $ 3,775,600    $  62,242    $ 13,573,278
                                        ==========   ==========   ===========    =========    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          COMMONWEALTH BANKSHARES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                                             2001            2000            1999
                                                        ------------    ------------    ------------
Operating activities:
   Net income                                           $    577,293    $    301,505    $  1,155,390
   Adjustments to reconcile net income to net
     cash from (used in) operating activities:
       Provision for loan losses                             360,046       1,154,582         109,823
       Depreciation and amortization                         651,027         490,385         411,795
       Other, net                                             (2,236)       (327,729)        (15,477)
       Net change in:
          Accrued interest receivable                         24,764        (302,316)       (187,753)
          Accrued interest payable                           132,728         355,247         169,850
          Other assets                                    (2,016,557)         34,069         362,897
                                                        ------------    ------------    ------------
Net cash from (used in) operating activities                (272,935)      1,705,743       2,006,525

Investing activities:
   Net change in interest-bearing deposits in bank        (6,404,160)     (7,572,395)             --
   Purchase of securities available for sale              (3,845,680)       (288,746)     (3,773,059)
   Purchase of equity securities, restricted                (190,519)       (178,673)        (44,400)
   Net purchase of premises and equipment                 (1,713,249)     (2,211,660)       (494,140)
   Net expenditures on foreclosed real estate               (395,302)        (74,786)        (30,448)
   Net change in loans                                   (20,418,594)    (32,597,774)    (33,692,449)
   Proceeds from:
       Maturities of securities held to maturity           1,458,651         360,795         959,072
       Sales and maturities of securities
          available for sale                               5,811,015       1,149,285       4,386,431
       Sale of real estate acquired in
          settlement of loans                                173,622           8,866         434,194
                                                        ------------    ------------    ------------

Net cash used in investing activities                    (25,524,216)    (41,405,088)    (32,254,799)

Financing activities:
   Net change in:
       Other time deposits                                 8,797,954      43,662,453      22,848,926
       Demand, interest-bearing demand and savings        11,496,010       2,594,541        (660,772)
          deposits
       Short-term borrowings                              (3,957,933)      1,226,052       1,672,468
   Proceeds from issuance of convertible
       preferred securities                                7,285,000              --              --
   Other                                                    (137,146)        (37,071)        (53,665)
                                                        ------------    ------------    ------------
Net cash from financing activities                        23,483,885      47,445,975      23,806,957
                                                        ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents      (2,313,266)      7,746,630      (6,441,317)
Cash and cash equivalents, January 1                      14,067,197       6,320,567      12,761,884
                                                        ------------    ------------    ------------
Cash and cash equivalents, December 31                  $ 11,753,931    $ 14,067,197    $  6,320,567
                                                        ============    ============    ============

Supplemental disclosure of cash paid during the year:
       Interest                                         $ 10,749,726    $  7,795,494    $  5,331,577
       Income taxes                                          195,000         481,101         562,366

        The accompanying notes are an integral part of these consolidated financial statements.

                          COMMONWEALTH BANKSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

Note 1 Summary of Significant Accounting Policies

      The accounting and reporting policies of Commonwealth Bankshares, Inc. (the Parent) and its subsidiaries, Commonwealth Bankshares Capital Trust I (the Trust), and Bank of the Commonwealth (the Bank) and its subsidiaries, BOC Title of Hampton Roads, Inc. and BOC Insurance Agencies of Hampton Roads, Inc., are in accordance with accounting principles generally accepted in the United States of America and conform to accepted practices within the banking industry. A summary of significant accounting policies is briefly described below.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Parent, the Trust and the Bank and its subsidiaries, collectively referred to as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

      Nature of Operations - The Bank operates under a state bank charter and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation of the Bureau of Financial Institutions and the Federal Reserve System. The Bank serves Norfolk, Virginia Beach, Chesapeake and Portsmouth, Virginia through its nine banking offices.

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

                                DECEMBER 31, 2001

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

          Buildings and improvements                     5 to 40 years
          Furniture and equipment                        3 to 10 years

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

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

      Per Share Data - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

                                                        2001       2000       1999
                                                     ---------  ---------  ---------

Weighted average shares outstanding used to compute
  basic earnings per share                           1,692,125  1,667,329  1,631,684

Incremental shares issuable upon the assumed
  exercise of stock options                            191,229    189,369    172,517
                                                     ---------  ---------  ---------

Shares used to compute diluted earnings per share    1,883,354  1,856,698  1,804,201
                                                     =========  =========  =========

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

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

Note 1 Summary of Significant Accounting Policies (Continued)

      Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, interest-bearing deposits in bank, accrued interest receivable, demand deposits, savings deposits, and short-term borrowings approximates fair value. The fair value of securities is based on quoted market prices. The remainder of the recorded financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments at year end.

      Fair values for off-balance sheet lending commitments approximate the contract or notional value taking into account the remaining terms of the agreements and the counterparties' credit standings.

      Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash and due from banks and federal funds sold.

      Interest-bearing Deposits in Bank - Interest-bearing deposits in bank mature within one year and are carried at cost.

      Reclassifications - Certain prior year amounts have been reclassified to conform to the 2001 presentation. These reclassifications have no effect on previously reported net income.

                      Note 2 Concentrations of Credit Risk

      At December 31, 2001, the Bank's cash and due from banks included three commercial bank deposit accounts aggregating $3,416,220 in excess of the Federal Deposit Insurance Corporation (FDIC) insured limit of $100,000 per institution. Interest-bearing deposits in bank are not subject to FDIC coverage.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

Note 3 Investment Securities

      The carrying and market values of investment securities are as follows:

                                                       Carrying        Unrealized         Unrealized         Market
                                                        Amount           Gains              Losses            Value
                                                     -----------       ---------        ------------       -----------
December 31, 2001

  Available for sale:
     U.S. Government and agency
        securities                                   $   215,000       $      --        $     (5,981)      $   209,019
     Mortgage-backed securities                        4,893,328          46,955             (13,989)        4,926,294
     State and municipal securities                    4,452,832           7,179             (54,782)        4,405,229
     Other equities                                    3,890,797         118,866             (51,798)        3,957,865
                                                     -----------       ---------        ------------       -----------
                                                     $13,451,957       $ 173,000        $   (126,550)      $13,498,407
                                                     ===========       =========        ============       ===========
  Held to maturity:
     Mortgage-backed securities                      $ 1,279,108       $   9,160        $     (8,540)      $ 1,279,728
     State and municipal securities                    1,608,207          31,239                  --         1,639,446
                                                     -----------       ---------        ------------       -----------
                                                     $ 2,887,315       $  40,399        $     (8,540)      $ 2,919,174
                                                     ===========       =========        ============       ===========
December 31, 2000

  Available for sale:
     U.S. Government and agency
        securities                                   $ 4,500,000       $      --        $    (74,557)      $ 4,425,443
     Mortgage-backed securities                        5,969,200           1,712            (133,056)        5,837,856
     State and municipal securities                    4,448,092             483             (75,899)        4,372,676
     Other equities                                      500,000              --             (48,844)          451,156
                                                     -----------       ---------        ------------       -----------
                                                     $15,417,292       $   2,195        $   (332,356)      $15,087,131
                                                     ===========       =========        ============       ===========
  Held to maturity:
     U.S. Government and agency
        securities                                   $   750,000       $      --        $    (69,375)      $   680,625
     Mortgage-backed securities                        1,804,190           4,119             (19,357)        1,788,952
     State and municipal securities                    1,791,776          14,608              (2,022)        1,804,362
                                                     -----------       ---------        ------------       -----------
                                                     $ 4,345,966       $  18,727        $    (90,754)      $ 4,273,939
                                                     ===========       =========        ============       ===========

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

                    Note 3 Investment Securities (Continued)

      A maturity schedule of investment securities as of December 31, 2001 is as follows:

                                        Available for Sale          Held to Maturity
                                     -------------------------   -----------------------
                                       Carrying       Market      Carrying      Market
                                        Amount        Value        Amount       Value
                                     -----------   -----------   ----------   ----------
Due:
  In one year or less                $        --   $        --   $  970,254   $  977,895
  After one year through
    five years                           900,162       895,979           --           --
  After five years through
    ten years                          1,177,343     1,174,061      637,953      661,551
  After ten years                      2,590,327     2,544,208           --           --
                                     -----------   -----------   ----------   ----------
                                       4,667,832     4,614,248    1,608,207    1,639,446
Mortgage-backed securities             4,893,328     4,926,294    1,279,108    1,279,728
Equity securities                      3,890,797     3,957,865           --           --
                                     -----------   -----------   ----------   ----------
                                     $13,451,957   $13,498,407   $2,887,315   $2,919,174
                                     ===========   ===========   ==========   ==========

      Securities with a carrying value of $11,940,672 and $19,223,297 and market value of $11,965,103 and $18,870,720 at December 31, 2001 and 2000,
respectively, were pledged as collateral to secure public deposits and for other purposes.

Note 4 Loans Receivable

      Although the Bank has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the commercial real estate operators and hotel/motel sectors. The majority of these loans are collateralized by a deed of trust on real estate. The approximate outstanding balances of loans in these sectors are as follows:

                                                             December 31,
                                                           2001         2000
                                                        -----------  -----------
Commercial real estate operators                        $22,400,000  $23,800,000
Hotel/motel                                              21,100,000   14,700,000

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

Note 4 Loans Receivable (Continued)

      A summary of transactions in the allowance for loan losses follows:

                                                  2001             2000          1999
                                              -----------      -----------     ---------
Balance at beginning of year                  $ 1,920,000      $   931,000     $ 969,000

Provision charged to operating expense            360,046        1,154,582       109,823
Loans charged-off                                (303,220)        (171,935)     (156,963)
Recoveries of loans previously charged-off         11,174            6,353         9,140
                                              -----------      -----------     ---------
Balance at end of year                        $ 1,988,000      $ 1,920,000     $ 931,000
                                              ===========      ===========     =========

                          Note 5 Premises and Equipment

      Premises and equipment are summarized as follows:

                                                               December 31,
                                                            2001         2000
                                                        ----------   ----------
Land                                                    $  345,403   $  263,802
Buildings and improvements                               2,521,715    2,074,704
Leasehold improvements                                     604,070      478,100
Furniture and equipment                                  4,791,751    4,247,963
Construction in progress                                   655,085      353,360
                                                        ----------   ----------
                                                         8,918,024    7,417,929
Less accumulated depreciation                            3,330,190    2,880,716
                                                        ----------   ----------
                                                        $5,587,834   $4,537,213
                                                        ==========   ==========

                                 Note 6 Deposits

      The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was approximately $35,396,000 and $33,498,000, respectively.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

                           Note 6 Deposits (Continued)

      At December 31, 2001, the scheduled maturities of certificates of deposit included in other time deposits on the balance sheet are as follows:

2002                                                                $ 97,771,419
2003                                                                  11,103,835
2004                                                                   7,846,560
2005                                                                  16,799,903
2006                                                                   5,331,583
Thereafter                                                                70,574
                                                                    ------------
                                                                    $138,923,874
                                                                    ============

                           Note 7 Dividend Limitations

      Dividends may be paid to the Parent by the Bank under formulas established by the appropriate regulatory authorities. These formulas contemplate that the current earnings and earnings retained for the two preceding years may be paid to the Parent without regulatory approval. In 2002, the Bank can initiate dividend payments without said regulatory approvals of approximately $1,130,000 plus an additional amount equal to the Bank's net earnings for 2002 up to the date of any such dividend declaration. Substantially all of the retained earnings of the Parent are represented by undistributed earnings of the Bank.

                          Note 8 Short-Term Borrowings

      Securities sold under agreements to repurchase generally mature within one to three days from the transaction date. The maximum amount outstanding at the end of a month was $7,230,860 and $7,801,453 during 2001 and 2000, respectively. The average daily balance was $4,143,453 and $5,865,425 during 2001 and 2000, respectively. The securities underlying these agreements were under the Bank's control.

Note 9 Income Taxes

      The current and deferred components of income tax expense are as follows:

                                           2001           2000           1999
                                        ---------      ---------      ---------

Current                                 $ 220,245      $ 389,176      $ 540,657
Deferred                                  (57,514)      (385,525)       (94,233)
                                        ---------      ---------      ---------
Provision for income taxes              $ 162,731      $   3,651      $ 446,424
                                        =========      =========      =========

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

Note 9 Income Taxes (Continued)

      A reconciliation between the provision for income taxes and the amount computed by multiplying income by the current statutory 34% federal income tax rate is as follows:

                                               2001         2000         1999
                                            ---------    ---------    ---------

Income tax expense at statutory rates       $ 251,608    $ 103,753    $ 544,617
Increase (decrease) due to:
   Tax exempt income                          (97,032)    (127,283)     (98,220)
   Other                                        8,155       27,181           27
                                            ---------    ---------    ---------

Provision for income taxes                  $ 162,731    $   3,651    $ 446,424
                                            =========    =========    =========

      Deferred income taxes result from timing differences between taxable income and the income for financial reporting purposes. The only significant timing difference relates to the provision for loan losses.

      The net deferred tax asset consists of the following:

                                                             December 31,
                                                         2001           2000
                                                     -----------    -----------

Deferred tax asset                                   $ 1,335,710    $ 1,336,446
Deferred tax liability                                  (255,655)      (215,704)
                                                     -----------    -----------
Net deferred tax asset                               $ 1,080,055    $ 1,120,742
                                                     ===========    ===========

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

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

                                                  2001                 2000
                                               -----------          -----------
Beginning of year                              $ 3,812,829          $ 3,161,389

Additional borrowings                              228,982            1,316,885
Curtailments                                    (1,439,000)            (665,445)
                                               -----------          -----------

End of year                                    $ 2,602,811          $ 3,812,829
                                               ===========          ===========

Note 11 Convertible Preferred Stock

      On November 15, 2000, the Parent formed the Trust, a wholly owned subsidiary. The Trust issued 1,457,000 shares of 8.0% cumulative preferred securities maturing October 15, 2031 with an option to call on or after October 15, 2006 (call price of $5.00 per share) for $7,285,000. Conversion of the preferred securities into the Parent's stock may occur at any time prior to maturity. The Trust also issued 45,063 shares of convertible common stock for $225,315. The Parent purchased all shares of the common stock. The proceeds from the sale of the preferred securities were utilized to purchase from the Parent junior subordinated debt securities (guaranteed by the Parent), of $7,510,315 bearing interest at 8.0% and maturing October 15, 2031. All intercompany interest and equity was eliminated in consolidation.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

                           Note 12 Regulatory Matters

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

      Quantitative measures established by regulation to ensure capital adequacy require the Parent and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Parent and the Bank met all capital adequacy requirements to which they are subject.

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

                     Note 12 Regulatory Matters (Continued)

      As of December 31, 2001, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Parent's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                                                                              Minimum To Be
                                                                                             Well Capitalized
                                                                                               Under Prompt
                                                                        Minimum Capital      Corrective Action
                                                        Actual            Requirement           Provisions
                                                  -----------------     ----------------     -----------------
                                                  Amount      Ratio     Amount     Ratio     Amount      Ratio
                                                  ------      -----     ------     -----     ------      -----
                                                                     (Dollars in thousands)
As of December 31, 2001:
  Total capital to risk weighted
    assets:
      Consolidated                                $22,832      11.8%   $15,515       8.0%       N/A        N/A
      Bank                                         21,104      10.9     15,442       8.0    $19,302       10.0%
  Tier I capital to risk weighted assets:
         Consolidated                              18,014       9.3      7,757       4.0        N/A        N/A
      Bank                                         19,068       9.9      7,721       4.0     11,581        6.0
  Tier I capital to average assets:
      Consolidated                                 18,014       7.8      9,194       4.0        N/A        N/A
      Bank                                         19,068       8.3      9,158       4.0     11,447        5.0

As of December 31, 2000:
  Total capital to risk weighted
    assets:
      Consolidated                                 14,965       9.0     13,277       8.0        N/A        N/A
      Bank                                         14,585       8.8     13,254       8.0     16,568       10.0
  Tier I capital to risk weighted assets:
      Consolidated                                 13,045       7.9      6,639       4.0        N/A        N/A
      Bank                                         12,665       7.6      6,627       4.0      9,941        6.0
  Tier I capital to average assets:
      Consolidated                                 13,045       6.7      7,811       4.0        N/A        N/A
      Bank                                         12,665       6.5      7,803       4.0      9,754        5.0

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

Note 13 Disclosures About Fair Value of Financial Instruments

      Fair value and the carrying value of the Bank's recorded financial instruments are as follows (in thousands):

                                     December 31, 2001        December 31, 2000
                                    -------------------      -------------------
                                    Carrying     Fair        Carrying      Fair
                                     Amount     Value         Amount      Value
                                    --------   --------      --------   --------
Cash and cash equivalents           $ 20,430   $ 20,430      $ 14,418   $ 14,418
Investment securities                 16,385     16,417        19,433     19,361
Net loans                            175,611    183,431       155,560    158,776
Deposits                             205,860    211,698       184,673    187,963
Short-term borrowings                  1,424      1,424         5,382      5,382
Long-term debt                           479        463           505        517

The contract or notional amount of financial instruments with off-balance sheet risk are as follows:

                                                              December 31,
                                                           2001          2000
                                                       -----------   -----------
Commitments to extend credit                           $21,613,188   $22,444,891
Standby letters of credit                                1,944,926       594,518

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

Note 14 Parent Company Only Financial Information

                          COMMONWEALTH BANKSHARES, INC.
                              (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

ASSETS

                                                        2001             2000
                                                    -----------      -----------
Cash on deposit with subsidiary                     $   829,495      $    57,977
Investment in subsidiaries                           19,341,879       12,495,669
Due from subsidiary                                     752,405           12,450
Premises                                                111,192          114,577
Prepaid expense                                          41,474           85,811
Other assets                                            145,348           88,562
                                                    -----------      -----------

                                                    $21,221,793      $12,855,046
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                    $     8,877      $    27,407
Accrued interest payable                                128,508               --
Junior subordinated debentures                        7,510,315               --
Other liabilities                                           815              769
Total stockholders' equity                           13,573,278       12,826,870
                                                    -----------      -----------

                                                    $21,221,793      $12,855,046
                                                    ===========      ===========

                          COMMONWEALTH BANKSHARES, INC.

                                DECEMBER 31, 2001

Note 14 Parent Company Only Financial Information (Continued)

                          COMMONWEALTH BANKSHARES, INC.
                              (PARENT COMPANY ONLY)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                  2001         2000           1999
                                                               ---------     --------    -----------

Income:
   Dividends from subsidiaries                                 $ 947,010     $225,000    $        --
   Rental income                                                   6,000        6,000          6,500
   Interest income                                                 2,647        3,195             --
                                                               ---------     --------    -----------
               Total income                                      955,657      234,195          6,500

Expenses:
   Interest expense                                              262,024           --             --
   Legal expense                                                   7,024       63,281         12,232
   Other                                                          58,482       57,313          8,577
                                                               ---------     --------    -----------
               Total expenses                                    327,530      120,594         20,809
                                                               ---------     --------    -----------
Income (loss) before income taxes and equity in
   undistributed net income of subsidiary                        628,127      113,601        (14,309)

Income tax benefits                                              108,420       37,876          4,547
                                                               ---------     --------    -----------

Income (loss) before equity in undistributed net income of
   subsidiary                                                    736,547      151,477         (9,762)

Equity in undistributed net income of subsidiary                (159,254)     150,028      1,165,152
                                                               ---------     --------    -----------

Net income                                                     $ 577,293     $301,505    $ 1,155,390
                                                               =========     ========    ===========

                          COMMONWEALTH BANKSHARES, INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                    2001          2000           1999
                                                               -----------     ---------     -----------

Operating activities:
   Net income                                                  $   577,293     $ 301,505     $ 1,155,390
   Adjustments to reconcile net income to net cash from
     (used in) operating activities:
        Depreciation                                                 3,385         3,385           3,667
        Equity in undistributed net income of                      159,254      (150,028)     (1,165,152)
          subsidiary
        Net change in:
          Amount due to subsidiaries                              (739,955)          991           1,181
          Prepaid expenses                                          44,337       (71,722)        (14,089)
          Other assets                                             (56,786)     (101,012)             --
          Accrued expenses                                         (18,530)       27,407              --
          Accrued interest payable                                 128,508            --              --
          Deferred tax liability                                        46           191             578
                                                               -----------     ---------     -----------
Net cash from (used in) operating activities                        97,552        10,717         (18,425)

Investing activities:
        Investments in subsidiaries                             (6,725,315)           --              --

Financing activities:
   Proceeds from issuance of junior subordinated
     debentures                                                  7,510,315            --              --
   Proceeds from issuance of common stock                          125,870       222,759         145,439
   Dividends paid                                                 (236,904)     (233,718)       (172,992)
                                                               -----------     ---------     -----------
Net cash from (used in) financing activities                     7,399,281       (10,959)        (27,553)
                                                               -----------     ---------     -----------
Net increase (decrease) in cash on deposit with
     subsidiary                                                    771,518          (242)        (45,978)

Cash on deposit with subsidiary, January 1                          57,977        58,219         104,197
                                                               -----------     ---------     -----------

Cash on deposit with subsidiary, December 31                   $   829,495     $  57,977     $    58,219
                                                               ===========     =========     ===========