Form 10QSB
period 2002-03-31
COMMONWEALTH BANKSHARES INC
filed 2002-05-14
CIK 835012

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

Commission file number 01-17377
                       --------

                          COMMONWEALTH BANKSHARES, INC.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

              VIRGINIA                                 54-1460991
-----------------------------------        -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)



       403 Boush Street
       Norfolk, Virginia                                         23510
----------------------------------------                       ---------
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

         Common Stock, $2.50 Par Value -- 1,706,673 shares as of May 13, 2002
         --------------------------------------------------------------------

                                      INDEX

                 COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
                                NORFOLK, VIRGINIA



PART I.  FINANCIAL INFORMATION
------------------------------

         Item 1.  Financial Statements (Unaudited)

              Report of Certified Public Accountants

              Condensed consolidated balance sheets
              -- March 31, 2002 and December 31, 2001.

              Condensed consolidated statements of income
              -- Three months ended March 31, 2002 and 2001.

              Condensed consolidated statements of comprehensive income -- Three months ended March 31, 2002 and 2001.

              Condensed consolidated statements of cash flows
              -- Three months ended March 31, 2002 and 2001.

              Notes to condensed consolidated financial statements -- March 31, 2002.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 6.  Exhibits and Reports on 8-K


SIGNATURES
----------
                                       2

Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiaries as of March 31, 2002 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 18, 2002, we expressed an unqualified opinion of those financial statements. In our opinion, the information set forth in the accompanying balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                          POTI, WALTON & ASSOCIATES, PC



Richmond, Virginia
April 29, 2002

PART I.
ITEM 1.  FINANCIAL STATEMENTS

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                             March 31,         December 31,
                                               2002                2001
                                            (Unaudited)         (Audited)
                                            -----------        ------------
                                                (Dollars in Thousands)
Cash and cash equivalents:
  Cash and due from banks                    $  6,048           $  6,434
  Federal funds sold                            5,926              5,320
                                             --------           --------
         Total cash and cash equivalents       11,974             11,754

Interest-bearing deposits in bank              18,119             13,977

Investment securities:
    Available for sale                         14,095             13,499
    Held to maturity                            2,248              2,887

Equity securities, restricted, at cost            931                917

Loans receivable:
    Commercial                                131,105            129,529
    Residential mortgage                       35,409             36,480
    Installment loans to individuals           10,411             10,500
    Other                                       2,067              2,171
                                             --------           --------
         Gross loans                          178,992            178,680
    Unearned income                              (612)              (611)
    Allowance for loan losses                  (2,090)            (1,988)
                                             --------           --------
         Loans, net                           176,290            176,081

Premises and equipment, net                     5,799              5,588

Foreclosed real estate                             79                328

Other assets                                    4,159              5,537
                                             --------           --------
                                             $233,694           $230,568
                                             ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                      March 31,     December 31,
                                                        2002            2001
                                                     (Unaudited)      (Audited)
                                                     -----------    ------------
                                                       (Dollars in Thousands)
Liabilities:
 Deposits:
   Non-interest bearing                                $ 25,664       $ 23,537
   Interest-bearing                                     181,765        181,372
                                                       --------       --------
         Total deposits                                 207,429        204,909

 Short-term borrowings                                    1,144          1,424
 Long-term debt                                             453            479
 Other liabilities                                        3,720          2,898
                                                       --------       --------
         Total liabilities                              212,746        209,710

Convertible preferred securities                          7,285          7,285

Shareholders' equity:
 Common stock, par value $2.50, 5,000,000 shares          4,267          4,257
   authorized; 1,706,673 and 1,703,002 shares issued
   and outstanding in 2002 and 2001, respectively
 Additional paid-in capital                               5,495          5,478
 Retained earnings                                        3,875          3,776
 Accumulated other comprehensive income                      26             62
                                                       --------       --------
         Total stockholders' equity                      13,663         13,573
                                                       --------       --------







                                                       $233,694       $230,568
                                                       ========       ========


           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Three months ended
                                                                March 31,          March 31,
                                                                  2002               2001
                                                             -------------       -------------
                                                                 (Dollars in Thousands)
Interest income:
    Loans, including fees                                  $     3,812         $     3,706
    Investment securities                                          202                 280
    Other                                                          105                 310
                                                           -----------         -----------
                  Total interest income                          4,119               4,296

Interest expense:
    Deposits                                                     2,252               2,658
    Other interest expense                                         148                  59
                                                           -----------         -----------
                  Total interest expense                         2,400               2,717
                                                           -----------         -----------
                                                                 1,719               1,579
Net interest income
Provision for loan losses                                           96                  91
                                                           -----------         -----------
Net interest income after provision for loan losses              1,623               1,488

Other income:
   Service charges on deposit accounts                             200                 225
   Other service charges and fees                                  131                 109
   Loss on sale of foreclosed real estate                          (34)                (21)
   Other income                                                     27                  42
                                                           -----------         -----------
                                                                   324                 355
Other expenses:
   Salaries and employee benefits                                  892                 798
   Net occupancy                                                   172                 180
   Furniture and equipment expenses                                201                 255
   Other expenses                                                  475                 436
                                                           -----------         -----------
                                                                 1,740               1,669
                                                           -----------         -----------
                                                                   207                 174
Income before income taxes

Applicable income taxes                                             48                  34
                                                           -----------         -----------
Net income                                                 $       159         $       140
                                                           ===========         ===========

Per share data:

    Basic                                                  $      0.09         $      0.08
                                                           ===========         ===========
    Diluted                                                $      0.08         $      0.07
                                                           ===========         ===========
Dividends per share                                        $     0.035         $     0.035
                                                           ===========         ===========
Average shares outstanding:

    Basic                                                    1,703,152           1,684,494
                                                           ===========         ===========
    Diluted                                                  1,905,039           1,872,131
                                                           ===========         ===========

            See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)




                                                             Three months ended
                                                         March 31,        March 31,
                                                            2002             2001
                                                       -------------    -------------
                                                            (Dollars in thousands)
Net income                                               $     159         $     140


Other comprehensive income, net of income tax:
  Net change in unrealized gain on securities
    available for sale                                   $     (36)        $     222
                                                         ---------         ---------

Comprehensive income                                     $     123         $     362
                                                         =========         =========

           See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three months ended
                                                                     March 31,       March 31,
                                                                       2002            2001
                                                                     ---------      ----------
                                                                       (Dollars in thousands)
Operating activities:
  Net income                                                          $   159        $    140
  Adjustments to reconcile net income to net cash from
    operating activities:
      Provision for loan losses                                            96              91
      Depreciation and amortization                                       165             164
      Write down of foreclosed real estate                                 13               3
      Increase in interest receivable                                     (45)            (24)
      Increase (decrease) in interest payable                             (36)            124
      Other                                                             2,289             105
                                                                      -------        --------
Net cash from operating activities                                      2,641             603
Investing activities:
  Net increase in interest-bearing deposits in bank                    (4,142)         (9,088)
  Purchase of investment securities:
     Available for sale                                                (1,113)              -
     Restricted                                                           (14)             (3)
  Proceeds from:
     Sales and maturities of securities available for sale                514           1,772
     Maturities of securities held to maturity                            640              62
     Sale of foreclosed real estate                                       240               -
  Net expenditures on foreclosed real estate                              (25)            (18)
  Net change in loans                                                    (305)        (10,009)
  Purchases of premises and equipment                                    (397)           (499)
                                                                      -------        --------
Net cash used in investing activities                                  (4,602)        (17,783)
Financing activities:
  Net change in:
     Demand deposits and savings deposits                               5,442           4,291
     Other time deposits                                               (2,922)         13,414
     Short-term borrowing                                                (280)         (2,143)
  Principal payments on long-term debt                                    (26)            (26)
  Proceeds from sale of stock                                              27              42
  Cash paid for dividends                                                 (60)            (59)
                                                                      -------        --------
Net cash from financing activities                                      2,181          15,519
                                                                      -------        --------
Net increase (decrease) in cash and cash equivalents                      220          (1,661)
Cash and cash equivalents at January 1                                 11,754          14,067
                                                                      -------        --------
Cash and cash equivalents at March 31                                 $11,974        $ 12,406
                                                                      =======        ========

            See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

NOTE B -- EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period.

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.


EARNINGS SUMMARY
----------------
Net income for the three months ended March 31, 2002 totaled $159,000, as compared with $140,000 for the first three months of 2001. On a per share basis, basic income equaled $0.09 for 2002 compared to $0.08 for 2001.

NET INTEREST INCOME
-------------------
Net interest income was $1,719,000 for the quarter ended March 31, 2002, representing an increase of 8.9% over $1,581,000 for the comparable period in 2001. This increase is attributable to a decrease in interest expense, as mentioned below, for the first quarter of 2002 compared to the same period of 2001.

Total interest income was $4,119,000 for the quarter ended March 31, 2002, representing a 4.1% decrease from the comparable period in 2001. This decrease is mainly attributable to the eleven reductions in the prime lending rate from 9.5% to 4.75% in 2001 despite total loans increasing 6.4% when comparing March 31, 2002 to March 31, 2001.

Interest expense of $2,400,000 for the quarter ended March 31, 2002, representing an 11.7% decrease from the comparable period in 2001. This decrease was attributable to the substantial over all decrease in the rates being paid on deposits during the first quarter of 2002, as compared to the same period of 2001, and a slight decrease in total interest bearing deposits of 0.7% when comparing March 31, 2002 to March 31, 2001.

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses was $96,000 for the first three months of 2002 as compared to $91,000 for the first quarter of 2001. There were no loan charge-offs for the three months ended March 31, 2002, and recoveries for that period totaled $6,000. At March 31, 2002, the total allowance for loan losses was $2,090,000 or 1.2% of total loans, compared to $1,988,000 or 1.2% of total loans at December 31, 2001.

OTHER INCOME
------------
Other income for the quarter ended March 31, 2002 was $324,000, a decrease of $31,000 from $355,000 reported for the three months ended March 31, 2001. This decrease can mainly be attributable to a reduction of service charges on deposit accounts relating to return check fees for first quarter of 2002, which were $145,000 compared to $171,000, for the first quarter of 2001.

OTHER EXPENSES
--------------
Other expenses for the quarter ended March 31, 2002 were $1,740,000, an increase of $71,000 from the $1,669,000, for the quarter ended March 31, 2001. This represents a minimal 4.3% increase, which can be partly attributable to expenses in the first quarter of 2002 associated with the opening of our ninth branch in May 2001. Additional increases in expenses for the first quarter 2002 as compared to the first quarter 2001 are a $17,000 increase in franchise tax expense, a $21,000 increase in ATM/online banking expenses and a $12,000 increase in losses on the sale of foreclosed real estate.

INTEREST SENSITIVITY AND LIQUIDITY
----------------------------------
Management attempts to match rate sensitive assets to rate sensitive liabilities by planning and controlling the mix and maturities of these assets and liabilities. The purpose of this asset/liability management is to create and maintain a proper relationship between rate sensitive assets and liabilities and to provide adequate liquidity.

Liquidity is the ability to meet customers' demand for funds. These requirements are met by the sale or maturity of existing assets, loan payments and increases in deposits.

NONPERFORMING ASSETS
--------------------
The Bank's nonperforming assets consisted of the following:

                                                         March 31,              December 31,
                                                           2002                     2001
                                                      ----------------       --------------=

Loans past due 90 days or more and still accruing     $         14,000       $        64,000
Nonaccrual loans                                             1,924,000             1,322,000
Foreclosed real estate                                          79,000               328,000
Total nonperforming                                   ----------------       ---------------
                                                      $      2,017,000       $     1,714,000
                                                      ================       ===============


Nonperforming loans continue to be centered in a relatively small number of loans with large balances. Most of the loans are fully secured and, in management's opinion, represent minimal risk.

CAPITAL POSITION
----------------
Shareholders' equity for the Corporation increased to $13,663,000 from $13,573,000 or 0.7% to December 31, 2001 from March 31, 2002. Shareholders' equity for March 31, 2002 reflects a $26,000 net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $62,000 net unrealized gain as of December 31, 2001.

The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. On July 27, 2001, Commonwealth Bankshares, Inc. generated $6,500,000 in new regulatory capital from the initial funding of a trust preferred stock offering. A subsequent funding on August 9, 2001 resulted in $800,000 of new regulatory capital. At March 31, 2002, the Corporation's risk-adjusted capital ratios were 9.4% for Tier 1 and 11.9% for total capital, well above the required minimums of 4.0% and 8.0% respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under FDIC rules, the Corporation was considered well capitalized.

CASH DIVIDEND
-------------

At the February 19, 2002 meeting, the Board of Directors declared a 3.5 cent cash dividend per share, payable March 29, 2002 on the Corporation's common shares for shareholders of record as of March 25, 2002.

REGULATORY EXAMINATION
----------------------

As previously reported, a regulatory examination by the Virginia Bureau of Financial Institutions began on November 5, 2001 and concluded by December 31, 2001. The report from this examination was received during the first quarter of 2002 and appropriate actions have been taken.

SUMMARY
-------

As of March 31, 2002, 73.2% of the Bank's loan portfolio consisted of commercial loans which are considered to provide higher yields and generally carry a greater risk. It should be noted that 72.5% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 2002, 72.9% of the Bank's total loan portfolio consisted of loans collateralized with real estate.

In addition, approximately 12.0% of the portfolio involved loans in the hotel/motel industry and 11.0% involved the commercial real estate rental industry. These concentrations represent unfavorable risk in the event of a worsening local economy.

The Bank's commitment is to maintain the Corporation's strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation is a party or of which the property of the Corporation is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Commonwealth Bankshares, Inc,
                                        -----------------------------
                                                (Registrant)



Date:    May 13, 2002                 /s/ E.J. Woodard, Jr.
     ----------------------------    -------------------------------------------
                                      E.J. Woodard, Jr., Chairman of the Board,
                                      President & CEO


Date:    May 13, 2002                 /s/ John H. Gayle
     ----------------------------    -------------------------------------------
                                      John H. Gayle, Executive Vice
                                      President & Cashier