Form 10QSB
period 2002-06-30
COMMONWEALTH BANKSHARES INC
filed 2002-08-13
CIK 835012

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June, 30, 2002

Commission file number 01-17377

COMMONWEALTH BANKSHARES, INC.

(Exact name of small business issuer as specified in its charter)
VIRGINIA	54-1460991

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

403 Boush Street
Norfolk, Virginia	23510

(Address of principal executive offices)	(Zip Code)

(757) 446-6900

Issuer’s telephone number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $ 2.50 Par Value – 1,710,436 shares as of August 13, 2002

INDEX

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
NORFOLK, VIRGINIA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Report of Certified Public Accountants

Condensed consolidated balance sheets — June 30, 2002 and December 31, 2001.

Condensed consolidated statements of income — Three months ended June 30, 2002 and 2001 — Six months ended June 30, 2002 and 2001.

Condensed consolidated statements of comprehensive income — Six months ended June 30, 2002 and 2001.

Condensed consolidated statements of cash flows — Six months ended June 30, 2002 and 2001.

Notes to condensed consolidated financial statements — June 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on 8-K

SIGNATURES

Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiaries as of June 30, 2002 and the related condensed consolidated statements of income for the six month periods and three month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of comprehensive income and cash flows for the six month periods ended June 30, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2002, we expressed an unqualified opinion of those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ POTI, WALTON & ASSOCIATES, PC

Richmond, Virginia
July 24, 2002

PART I.
ITEM 1.  FINANCIAL STATEMENTS

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)

	(Dollars in Thousands)
Cash and cash equivalents:
Cash and due from banks	$8,496	$6,434
Federal funds sold	2,548	5,320

Total cash and cash equivalents	11,044	11,754

Interest-bearing deposits in bank	3,495	13,977

Investment securities:
Available for sale	15,583	13,499
Held to maturity	2,163	2,887

Equity securities, restricted, at cost	931	917

Loans receivable:
Commercial	141,939	129,529
Residential mortgage	36,529	36,480
Installment loans to individuals	10,204	10,500
Other	2,152	2,171

Gross loans	190,824	178,680
Unearned income	(688)	(611)
. Allowance for loan losses	(2,169)	(1,988)

Loans, net	187,967	176,081

Premises and equipment, net	5,862	5,588

Foreclosed real estate	—	328

Other assets	4,122	5,537

	$231,167	$230,568

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)

	(Dollars in Thousands)
Liabilities:
Deposits:
Non-interest bearing	$25,543	$23,537
Interest-bearing	179,288	181,372

Total deposits	204,831	204,909

Short-term borrowings	1,100	1,424
Long-term debt	453	479
Other liabilities	3,342	2,898

Total liabilities	209,726	209,710

Convertible preferred securities	7,285	7,285

Shareholders’ equity:
Common stock, par value $2.50, 5,000,000 shares authorized; 1,710,336 and 1,703,002 shares issued and outstanding in 2002 and 2001, respectively	4,276	4,257
Additional paid-in capital	5,513	5,478
Retained earnings	4,164	3,776
. Accumulated other comprehensive income	203	62

Total stockholders’ equity	14,156	13,573

	$231,167	$230,568

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(Dollars in thousands)
Interest income:
Loans, including fees	$3,968	$3,866	$7,780	$7,572
Investment securities	284	248	486	528
Other	42	242	147	552

Total interest income	4,294	4,356	8,413	8,652
Interest expense:
Deposits	2,158	2,689	4,410	5,347
Other interest expense	153	61	301	120

Total interest expense	2,311	2,750	4,711	5,467

Net interest income	1,983	1,606	3,702	3,185
Provision for loan losses	96	90	192	181

Net interest income after provision for loan losses	1,887	1,516	3,510	3,004
Other income:
Service charges on deposit accounts	216	225	416	450
Other service charges and fees	152	151	283	260
Loss on sale of foreclosed real estate	(3)	(3)	(37)	(24)
Other income	69	75	96	117

	434	448	758	803
Other expenses:
Salaries and employee benefits	869	795	1,761	1,593
Net occupancy	193	167	365	347
Furniture and equipment expenses	267	259	468	514
Other expenses	492	438	967	874

	1,821	1,659	3,561	3,328

Income before income taxes	500	305	707	479
Applicable income taxes	152	68	200	102

Net income	$348	$237	$507	$377

Per share data:
Basic	$0.21	$0.14	$0.30	$0.22

Diluted	$0.19	$0.13	$0.27	$0.20

Dividends per share	$0.035	$0.035	$0.07	$0.07

Average shares outstanding:
Basic	1,706,763	1,690,224	1,704,967	1,687,375

Diluted	1,908,650	1,877,862	1,906,854	1,875,012

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Six months ended
	June 30, 2002	June 30, 2001

	(Dollars in thousands)

Net income	$507	$377
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	141	221

Comprehensive income	$648	$598

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2002	June 30, 2001

	(Dollars in thousands)
Operating activities:
Net income	$507	$377
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	192	181
Depreciation and amortization	379	322
Write down of foreclosed real estate	21	6
Decrease (increase) in interest receivable	(177)	4
Increase (decrease) in interest payable	(107)	153
Other	2,047	54

Net cash from operating activities	2,862	1,097

Investing activities:
Net decrease (increase) in interest-bearing deposits in bank	10,482	(10,251)
Purchase of investment securities:
Available for sale	(2,332)	—
Restricted	(14)	2
Proceeds from:
Sales and maturities of securities available for sale	514	2,638
Maturities of securities held to maturity	724	471
Sale of foreclosed real estate	320	169
Net expenditures on foreclosed real estate	(29)	(28)
Net change in loans	(12,078)	(13,197)
Purchases of premises and equipment	(666)	(771)

Net cash used in investing activities	(3,079)	(20,967)

Financing activities:
Net change in:
Demand deposits and savings deposits	7,782	4,655
Other time deposits	(7,860)	14,371
Short-term borrowing	(324)	329
Principal payments on long-term debt	(26)	(26)
Proceeds from sale of stock	54	69
Cash paid for dividends	(119)	(118)

Net cash from (used in) financing activities	(493)	19,280

Net decrease in cash and cash equivalents	(710)	(590)
Cash and cash equivalents at January 1	11,754	14,067

Cash and cash equivalents at June 30	$11,044	$13,477

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

NOTE B — EARNINGS PER SHARE

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period.

PART I.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Corporation’s actual results to differ materially from those anticipated, including risks associated with general economic conditions and interest rate trends.  These forward looking statements include, but are not limited to, statements regarding management’s expectations that the Bank will continue to experience growth in core operating earnings, improved credit quality and increased service fee income, and that the Corporation may pay cash dividends in the future.  Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date hereof.

EARNINGS SUMMARY

Net income for the quarter ended June 30, 2002 totaled $348,000, an increase of 46.8% over the $237,000 reported in the second quarter of 2001.  On a per share basis, second quarter basic income equaled 21 cents for 2002 compared to 14 cents for 2001.

Net income for the six months ended June 30, 2002 totaled $507,000, an increase of 34.5% over the $377,000 reported for the six months ended June 30, 2001.  On a per share basis, basic income equaled 30 cents for 2002 compared to 22 cents for 2001.

NET INTEREST INCOME

A fundamental source of the Corporation’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets.  Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities.  The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.

Net interest income was $1,983,000 for the quarter ended June 30, 2002, an increase of $377,000 or 23.5% over the comparable period in 2001.  For the six months ended June 30, 2002, net interest income increased to $3,702,000, an increase of $517,000 over 2001.

Total interest income was $4,294,000 for the quarter ended June 30, 2002, a decrease of $62,000 over the same period of 2001.  Interest income for the six months ended June 30, 2002 was $239,000 below the same period of 2001.  This decrease in interest income is mainly attributable to the eleven reductions in the prime lending rate from 9.5% to 4.75% in 2001.  Even though total loans increased 11.4% when comparing June 30, 2002 to June 30, 2001, total interest income was already affected by the aforementioned interest rate reductions.

Interest expense of $2,311,000 for the quarter ended June 30, 2002 represents a $439,000 decrease from the comparable period in 2001.  For the six months ended June 30, 2002, interest expense decreased by $756,000 or 13.8% over the same period of 2001.  This decrease was attributable to the substantial over all decrease in the rates being paid on deposits during the first six months of 2002, as compared to the same period of 2001, and a slight decrease in total interest bearing deposits of 2.2% when compared to June 30, 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses.  The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio.

The provision for loan losses was $192,000 for the first six months of 2002 compared to $181,000 for the same period of 2001.  Loan charge offs for the six months ended June 30, 2002 totaled $21,000 and recoveries for the same period totaled $10,000.

At June 30, 2002, Bank of the Commonwealth had a total allowance for loan losses of $2,169,000 or 1.1% of total loans.  The table on the following page provides an analysis of the activity in the Corporation’s nonperforming assets.  Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

OTHER INCOME

Other income for the quarter ended June 30, 2002 was $434,000, a decrease of $14,000 from the $448,000 reported for the three months ended June 30, 2001.  For the six months ended June 30, 2002 other income was $758,000 as compared to $803,000 for the six months ended June 30, 2001.  The decrease in other income was primarily caused by a reduction in service charge fees on demand deposit accounts.

OTHER EXPENSES

Other expenses for the quarter ended June 30, 2002 totaled $1,821,000, an increase of $162,000 over the $1,659.000 recorded during the quarter ended June 30, 2001.  For the six months ended June 30, 2002 other expenses increased to $3,561,000 or 7.0% from the $3,328,000 recorded for the same period of 2001.  The six-month increase can be partly attributable to expenses in 2002 associated with the opening of the Bank’s ninth branch in May 2001.

INTEREST SENSITIVITY AND LIQUIDITY

Management attempts to match rate sensitivity assets to rate sensitive liabilities, by planning and controlling the mix and maturities of these assets and liabilities.  The purpose of this asset/liability management is to create and maintain a proper relationship between rate sensitive assets and liabilities and also to provide adequate liquidity.

The Corporation’s Asset/Liability Management Committee (ALCO) is responsible for formulating liquidity strategies, monitoring performance based on established objectives and approving new liquidity initiatives.  ALCO’s overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, and customer requirements.  General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, taking on manageable interest rate risk, adhering to conservative financial management on a daily basis, monitored regularly by ALCO and reviewed periodically with the Board of Directors.

NONPERFORMING ASSETS

The Bank’s nonperforming assets consisted of the following:

	June 30, 2002	December 31, 2001

Loans past due 90 days or more and still accruing	$344,000	$64,000
Nonaccrual loans	1,068,000	1,322,000
Foreclosed real estate	0	328,000

Total nonperforming	$1,412,000	$1,714,000

Nonperforming loans continue to be centered in a relatively small number of loans with large balances.  Most of the loans are fully secured and, in management’s opinion, represent minimal risk.

CAPITAL POSITION

Shareholders’ equity for the Corporation increased to $14,156,000 from $13,573,000 or 4.3% from December 31, 2001 to June 30, 2002.  Shareholders’ equity for June 30, 2002 reflects a $203,000 net unrealized gain on securities available for sale in accordance with FASB115, as compared to a $62,000 net unrealized gain as of December 31, 2001.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations.  These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy.  At June 30, 2002, the Corporation’s risk-adjusted capital ratios were 9.25% for Tier 1 and 11.67% for total capital, well above the required minimums of 4.0% and 8.0% respectively.  These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator.  Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets.  Total capital adds certain qualifying debts instruments and a portion of the allowance for loan losses to Tier 1 capital.

One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.  Under Federal Deposit Insurance Corporation (FDIC) rules, the Corporation was considered well capitalized.

In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Bank’s capital position.  Several measures have been or will be employed to maintain the Bank’s capital position, including but not limited to continuing its efforts to return all nonperforming assets to performing status, monitoring the Bank’s growth, and continued utilization of its formal asset/liability policy.

Once again, it should be noted that the Bank’s capital position has always exceeded and continues to exceed the minimum standards established by the regulatory authorities.

CASH DIVIDEND

The Board of Directors, at their May 2002 meeting, declared a 3.5 cent cash dividend payable on the Company’s common shares for stockholders of record as of June 25, 2002, on June 30, 2002.

SUMMARY

As of June 30, 2002, 74.4% of the Bank’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk.  It should be noted that 77.0% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk.  At June 30, 2002, 76.4% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

The Bank’s commitment is to maintain the Corporation’s strengths in the markets it serves during difficult economic cycles, and to act resourcefully when confronted with new challenges.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Corporation is a party or of which the property of the Corporation is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 Officer Certification filed herein.

(b)	The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date:	August 13, 2002	/s/ E. J. Woodard, Jr.

E. J. Woodard, Jr. CLBB, Chairman of the Board, President & CEO

Date:	August 13, 2002	/s/ John H. Gayle

John H. Gayle, Executive Vice President & Cashier