Form 10QSB
period 2002-09-30
COMMONWEALTH BANKSHARES INC
filed 2002-11-14
CIK 835012

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $ 2.50 Par Value – 1,710,436 shares as of November 13, 2002

INDEX

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
NORFOLK, VIRGINIA

PART II.  OTHER INFORMATION

The management of the Company including Mr. E.J. Woodard, Jr. as President and Chief Executive Officer and Mr. John H. Gayle as Chief Operating Officer have evaluated the Company’s disclosure controls and procedures.  Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of the Company’s disclosure controls and procedures, it was determined that such controls and procedures were effective as of November 13, 2002, the date of the conclusion evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 13, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on 8-K

SIGNATURES

Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiaries as of September 30, 2002 and the related condensed consolidated statements of income for the nine month period and three month period ended September 30, 2002, and the condensed consolidated statements of comprehensive income and cash flows for the nine month period ended September 30, 2002.  These financial statements are the responsibility of the Company’s management.  The condensed consolidated financial statements of Commonwealth Bankshares, Inc. and subsidiaries as of September 30, 2001, were reviewed by other accountants who have ceased operations and whose report dated October 23, 2001, stated that they were not aware of any material modifications that should be made to those statements in order them to be in conformity with generally accepted accounting principles.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the 2002 condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein) were audited by other auditors who have ceased operations and whose report dated January 18, 2002, expressed an unqualified opinion on those statements. The information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ WITT, MARES & COMPANY, PLC

Richmond, Virginia November 8, 2002

PART I.
ITEM 1.  FINANCIAL STATEMENTS

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2002	December 31, 2001	September 30, 2001
	(Unaudited)	(Audited)	(Unaudited)

	(Dollars in thousands)
Cash and cash equivalents:
Cash ad due from banks	$9,647	$6,434	$6,866
Federal funds sold	157	5,320	3,097

Total cash and cash equivalents	9,804	11,754	9,963
Interest-bearing deposits in bank	3,134	13,977	16,564
Investment securities:
Available for sale	15,552	13,499	13,058
Held to maturity	1,829	2,887	3,002
Equity securities, restricted, at cost	1,507	917	733
Loans held for sale	22,766	—	—
Loans receivable:
Commercial	144,751	129,529	129,482
Residential mortgage	35,357	36,480	36,543
Installment loans to individuals	9,726	10,500	10,861
Other	2,062	2,171	2,212

Gross loans	191,896	178,680	179,098
Unearned income	(668)	(611)	(576)
Allowance for loan losses	(2,217)	(1,988)	(2,109)

Loans, net	189,011	176,081	176,413
Premises and equipment, net	5,870	5,588	5,098
Foreclosed real estate	—	328	281
Other assets	3,967	5,537	4,727

	$253,440	$230,568	$229,839

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2002	December 31, 2001	September 30, 2001
	(Unaudited)	(Audited)	(Unaudited)

	(Dollars in thousands)
Liabilities:
Deposits:
Non-interest bearing	$27,893	$23,537	$26,891
Interest-bearing	179,273	181,372	175,826

Total deposits	207,166	204,909	202,717
Short-term borrowings	20,556	1,424	2,700
Long-term debt	453	479	479
Other liabilities	3,231	2,898	3,102

Total liabilities	231,406	209,710	208,998
Convertible preferred securities	7,285	7,285	7,285
Shareholders’ equity:
Common stock, par value $2.50, 5,000,000 shares authorized; 1,710,436, 1,703,002 and 1,695,091 shares issued and outstanding in 2002, December 31, 2001 and September 30, 2001, respectively	4,276	4,257	4,238
Additional paid-in capital	5,514	5,478	5,444
Retained earnings	4,735	3,776	3,746
Accumulated other comprehensive income	224	62	128

Total stockholders’ equity	14,749	13,573	13,556

	$253,440	$230,568	$229,839

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended		Nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

	(Dollars in thousands)
Interest income:
Loans, including fees	$4,276	$3,882	$12,056	$11,454
Investment securities	159	251	645	779
Other	109	244	256	796

Total interest income	4,544	4,377	12,957	13,029
Interest expense:
Deposits	2,048	2,762	6,458	8,109
Federal funds purchased	1	38	6	145
Other	161	6	457	19

Total interest expense	2,210	2,806	6,921	8,273

Net interest income	2,334	1,571	6,036	4,756
Provision for loan losses	107	90	299	271

Net interest income after provision for loan losses	2,227	1,481	5,737	4,485
Other income:
Service charges on deposit accounts	206	171	622	621
Other service charges and fees	150	138	433	398
Loss on sale of foreclosed real estate	—	(5)	(37)	(29)
Other income	121	71	217	188

	477	375	1,235	1,178
Other expenses:
Salaries and employee benefits	859	815	2,620	2,408
Net occupancy	193	170	558	517
Furniture and equipment expenses	271	227	739	741
Other expenses	544	520	1,511	1,394

	1,867	1,732	5,428	5,060

Income before income taxes	837	124	1,544	603
Applicable income taxes	265	13	465	115

Net income	$572	$111	$1,079	$488

Per share data:
Basic	$0.33	$0.07	$0.63	$0.29

Diluted	$0.30	$0.06	$0.57	$0.26

Dividends per share	$—	$0.035	$0.070	$0.105

Average shares outstanding:
Basic	1,710,436	1,694,824	1,706,810	1,689,885

Diluted	1,912,323	1,882,461	1,908,697	1,877,522

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Nine months ended

	September 30, 2002	September 30, 2001

	(Dollars in thousands)

Net income	$1,079	$488
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	162	346

Comprehensive income	$1,241	$834

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended

	September 30, 2002	September 30, 2001

	(Dollars in thousands)
Operating activities:
Net income	$1,079	$488
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	299	271
Depreciation and amortization	597	488
Write down of foreclosed real estate	21	9
Increase in interest receivable	(35)	(4)
Increase (decrease) in interest payable	(194)	193
Other	2,026	(1,211)

Net cash from operating activities	3,793	234
Investing activities:
Net decrease (increase) in interest-bearing deposits in bank	10,843	(8,992)
Purchase of investment securities:
Available for sale	(2,872)	(1,891)
Restricted	(590)	(6)
Proceeds from:
Sales and maturities of securities available for sale	1,114	4,444
Maturities of securities held to maturity	1,061	1,344
Sale of foreclosed real estate	320	172
Net expenditures on foreclosed real estate	(29)	(45)
Net change in loans	(35,995)	(20,947)
Purchases of premises and equipment	(893)	(1,049)

Net cash used in investing activities	(27,041)	(26,970)
Financing activities:
Net change in:
Demand deposits and savings deposits	9,176	12,653
Other time deposits	(6,919)	5,448
Short-term borrowing	19,132	(2,682)
Principal payments on long-term debt	(26)	(26)
Proceeds from sale of convertible preferred securities	—	7,285
Proceeds from sale of stock	54	72
Cash paid for dividends	(119)	(118)

Net cash from (used in) financing activities	21,298	22,632

Net decrease in cash and cash equivalents	(1,950)	(4,104)
Cash and cash equivalents at January 1	11,754	14,067

Cash and cash equivalents at September 30	$9,804	$9,963

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2002

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

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

GENERAL

The sole business of Commonwealth Bankshares, Inc.  (the “Corporation”) is to serve as a holding company for Bank of the Commonwealth (the “Bank”).  The Corporation was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia.  Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk, Virginia.  The Bank currently operates three branches in Norfolk, four branches in Virginia Beach, one branch in Chesapeake, and one branch in Portsmouth.

The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia.  The Corporation’s present intention is to continue concentrating its banking activities in its current market, which the Corporation believes is an attractive area in which to operate.

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

EARNINGS SUMMARY

Net income for the quarter ended September 30, 2002 totaled $572,000, an increase of 415.3% over the $111,000 reported in the third quarter of 2001.  On a per share basis, third quarter basic income equaled 33 cents for 2002 compared to 7 cents for 2001.

Net income for the nine months ended September 30, 2002 totaled $1,079,000, an increase of 121.1% over the $488,000 reported for the nine months ended September 30, 2001.  On a per share basis, basic income equaled 63 cents for 2002 compared to 29 cents for 2001.

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

Net interest income was $2,334,000 for the quarter ended September 30, 2002, an increase of $763,000 or 48.6% over the comparable period in 2001.  For the nine months ended September 30, 2002, net interest income increased to $6,036,000, an increase of $1,280,000 over 2001.

INTEREST INCOME

Total interest income was $4,544,000 for the quarter ended September 30, 2002, an increase of $167,000 over the same period of 2001.  Interest income was positively effected by an increase in the Corporation’s loan to deposit ratio.  This ratio was 92.6% as of September 30, 2002 as compared to 88.3% as of September 30, 2001.  The increase in the Corporation’s loan to deposit ratio was brought about by continued strong loan demand and the purchase of loan participations.  In August 2002, the Bank entered into an agreement with Gateway Bank to purchase 90% participations in loans secured by first deeds of trust on residential 1 to 4 family dwellings.  These loans are pre-committed for sale prior to their funding.  As of September 30, 2002, the Bank held 79 of these participation loans totaling $22,766,000.

Interest income for the nine months ended September 30, 2002 was $12,957,000, a decrease of $72,000 from the same period of 2001.  This decrease in interest income is primarily attributable to the eleven reductions in the prime lending rate from 9.5% to 4.75% during 2001.  Even though total loans increased 7.1% when comparing September 30, 2002 to September 30, 2001, total interest income was adversely affected by the aforementioned interest rate reductions.

INTEREST EXPENSE

Interest expense of $2,210,000 for the quarter ended September 30, 2002 represented a $596,000 decrease from the comparable period in 2001.  For the nine months ended September 30, 2002, interest expense decreased by $1,352,000 or 16.3% over the same period of 2001.  This decrease was attributable to the substantial overall decrease in the rates being paid on deposits during the first nine months of 2002, as compared to the same period of 2001.

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

The provision for loan losses was $299,000 for the first nine months of 2002 compared to $271,000 for the same period of 2001.  Loan charge-offs for the nine months ended September 30, 2002 totaled $81,000 and recoveries for the same period totaled $11,000.

At September 30, 2002, the Corporation had a total allowance for loan losses of $2,217,000 or 1.2% of total loans.  The table on the following page provides an analysis of the activity in the Corporation’s non-performing assets.  Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

OTHER INCOME

Other income for the quarter ended September 30, 2002 equaled $477,000, an increase of $102,000 over the $375,000 reported for the nine months ended September 30, 2001.  For the nine months ended September 30, 2002, other income equaled $1,235,000 as compared to $1,178,000 for the nine months ended September 30, 2001.  The increase in other income is attributable in part to an increase in the income the Bank received from its merchant card program.

OTHER EXPENSES

Other expenses for the quarter ended September 30, 2002 totaled $1,867,000, an increase of $135,000 over the $1,732,000 recorded during the quarter ended September 30, 2001.  For the nine months ended September 30, 2002 other expenses increased to $5,428,000 or 7.3% from the $5,060,000 recorded for the same period of 2001.  The increase for the nine month period is attributable in part to expenses during 2002 associated with the opening of the Bank’s ninth branch which began operations in May 2001.

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

NONPERFORMING ASSETS

The Corporation’s non-performing assets consisted of the following:

	September 30, 2002	December 31, 2001

Loans past due 90 days or more and still accruing	$207,000	$64,000
Non-accrual loans	1,339,000	1,322,000
Foreclosed real estate	0	328,000

Total non-performing	$1,546,000	$1,714,000

Non-performing loans continue to be centered in a relatively small number of loans with large balances.  Most of the loans are fully secured and, in management’s opinion, represent minimal risk.

LOAN PORTFOLIO

As of September 30, 2002, 75.4% of the Corporation’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk.  It should be noted that 75.9% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk.  At September 30, 2002, 75.7% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

CAPITAL POSITION

Shareholders’ equity for the Corporation increased to $14,749,000 from $13,573,000 or 8.7% from December 31, 2001 to September 30, 2002.  Shareholders’ equity for September 30, 2002 reflects a $224,000 net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $62,000 net unrealized gain as of December 31, 2001.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations.  These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy.  At September 30, 2002, the Corporation’s risk-adjusted capital ratios were 9.10% for Tier 1 and 11.29% for total capital, well above the required minimums of 4.0% and 8.0% respectively.  These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator.  Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets.  Total capital adds certain qualifying debts instruments and a portion of the allowance for loan losses to Tier 1 capital.  One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.  Under Federal Deposit Insurance Corporation (FDIC) rules, the Corporation was considered well capitalized.

In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Corporation’s capital position.  Several measures have been or will be employed to maintain the strong capital position, including but not limited to continuing its efforts to return all non-performing assets to performing status, monitoring the Bank’s growth, and continued utilization of its formal asset/liability policy.

Once again, it should be noted that the Corporation’s capital position has always exceeded and continues to exceed the minimum standards established by the regulatory authorities.

CASH DIVIDEND

At the August 2002 meeting, the Board of Directors adjusted the common stock cash dividend payable date from the last day of each calendar quarter to the last day of February, May, August and November.  The change was made in order to coordinate the mailing of dividend checks with the mailing of the quarterly financial results.  The Board of Directors is expected to declare a common stock dividend of 3.5 cents per share at their November 2002 meeting.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation(including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Corporation carried out its evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Corporation is a party or of which the property of the Corporation is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 99.1 Officer Certification filed herein.
         Exhibit 99.2 Officer Certification filed herein.

(b)     Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BANKSHARES, INC.

(Registrant)

Date:	November 13, 2002	/s/ E. J. WOODARD, JR.

E. J. Woodard, Jr. CLBB, Chairman of the Board, President & CEO

Date:	November 13, 2002	/s/ JOHN H. GAYLE

John H. Gayle, Executive Vice President & Cashier