Form 10KSB
period 2002-12-31
COMMONWEALTH BANKSHARES INC
filed 2003-03-27
CIK 835012

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 000-17377

Commonwealth Bankshares, Inc.

(Exact name of small business issuer in its charter)

Virginia	54-1460991

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

403 Boush Street Norfolk, Virginia	23510

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (757) 446-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenue for fiscal year ended December 31, 2002:  $19.3  million

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 2003:  $24.8 million (In calculating the aggregate market value, the registrant used the closing sale price of the registrant’s common stock on the NASDAQ National Market on March  4, 2003 which was $14.40 per share, voting stock held by non-affiliates of the registrant at March 4, 2003 was 1,723,939 shares).

Shares of common equity outstanding as of March 4, 2003:

Common Stock, $2.50 Par Value  -  1,723,939  shares

Part I

Item 1.	Description of Business

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

          Banking Service.  Through its network of banking facilities, the Bank provides a wide range of commercial banking services to individuals and small and medium-sized businesses.  The Bank conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the initiating of commercial, real estate, personal, home improvement, automobile and other installment and term loans.  The Bank also offers other related services, such as home banking, trust, travelers’ checks, safe deposit, lock box, depositor transfer, customer note payment, collections, notary public, escrow, drive-in facility and other customary banking services.

Competition

          The Bank encounters strong competition for its banking services within its primary market area.  There are fifteen commercial banks actively engaged in business in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia, including six major statewide banking organizations. Finance companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits.  In addition, in some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally.

Employees

          As of December 31, 2002, the Bank had 84 full-time equivalent employees.  Management of the Corporation and the Bank considers its relations with employees to be excellent.  No employees are represented by a union or any similar group, and the Bank has never experienced any strike or labor dispute.

Regulation and Supervision
Commonwealth Bankshares, Inc.

          Bank Holding Company Act.  In order to acquire the shares of the Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, the Corporation was required to obtain approval from, and register as a bank holding company, with the Federal Reserve Board (the “Board”), and it is subject to ongoing regulation, supervision and examination by the Board.  As a condition to its approval, the Board required the Corporation to agree that it would obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness.  The Corporation is required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries.  In addition, the Bank Holding Company Act requires a bank holding company to obtain Board approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5.0% of such shares, unless it already owns or controls a majority of such voting shares.  Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company.  Any acquisition by a bank holding company of more than 5.0% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless such acquisition is specifically authorized by the laws of that second state.

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

          The Corporation may not, without providing prior notice to the Board, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Corporation for all purchases or redemptions by the Corporation of its equity securities within the preceding 12 months, will equal 10.0% or more of the Corporation’s consolidated net worth, unless it meets the requirements of a well capitalized and well managed organization.

          Dividend Restrictions.  The ability of the Corporation to pay dividends depends upon the amount of dividends declared by the Bank.  Regulatory restrictions exist with respect to the Bank’s ability to pay dividends.  See Note 7 to Consolidated Financial Statements included in this report.

          Virginia Financial Institution Holding Company Act.  Under certain amendments to the Virginia Financial Institutions Holding Company Act that became effective July 1, 1983, no corporation, partnership or other business entity may acquire, or make any public offer to acquire, more than 5.0% of the stock of any Virginia financial institution, or any Virginia financial institution holding company, unless it first files an application with the Virginia State Corporation Commission – Bureau of Financial Institutions (“SCC”).  The SCC is directed by the statute to solicit the views of the affected financial institution, or financial institution holding company, with respect to such stock acquisition, and is empowered to conduct an investigation during the 60 days following receipt of such an application. If the SCC takes no action within the prescribed period, or if during the prescribed period it issues notice of its intent not to disapprove an application, the acquisition may be completed.  Under the Bank Holding Company Act, the Board may disapprove an application or approve an application subject to such conditions as it may deem advisable.

          Securities and Exchange Commission Regulation.  The Corporation is required to make certain periodic filings with the Securities and Exchange Commission (“SEC”) as well as file certain reports on the occurrence of certain material events specified in the Securities Exchange Act of 1934 (“Exchange Act”).  Specifically, the Corporation is required to file quarterly and annual reports with the SEC under Section 13 of the Exchange Act, furnish annual reports to shareholders prior to annual meetings of shareholders, and send proxy statements to shareholders prior to any shareholders’ meeting, all of which must comply with the provisions of the Exchange Act.  In addition, directors, officers and certain shareholders must make detailed disclosures under the Exchange Act regarding their ownership of the Corporation’s common stock.

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

          Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the Board. The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities.  Being designated a financial holding company allows insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. The Corporation currently does not intend to become a financial holding company.

The Bank

          The Bank, as a member bank of the Federal Reserve System, is subject to regulation and examination by the Virginia State Corporation Commission and the Board.  In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation, which currently insures the deposits of each member bank to a maximum of $100.0 thousand per depositor.

          The commercial banking business is affected by the monetary policies adopted by the Board.  Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of any changes in reserve requirements against member banks’ deposits and certain borrowing by banks and their affiliates, and the limitation of interest rates which member banks may pay on deposits are some of the instruments of monetary policy available to the Board.  Taken together, these controls give the Board a significant influence over the growth and profitability of all banks.  Management of the Bank is unable to predict how the Board’s monetary policies (or the fiscal policies or economic controls imposed by Federal or state governments) will affect the business and earnings of the Bank or the Corporation, or what those policies or controls will be.

          USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

          The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

	Year Ended December 31,

	2002			2001			2000

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

	(Dollars in Thousands)
ASSETS
Interest earning assets (taxable-equivalent basis (1)) :
Loans (net of unearned discount (2))	$195,082	$16,480	8.47%	$172,516	$15,404	8.95%	$141,769	$13,056	9.27%
Investment securities	17,868	964	6.12	18,190	1,024	5.63	20,218	1,202	6.66
Federal funds sold	3,534	64	1.81	5,845	231	3.95	4,799	334	6.96
Interest bearing cash and due	7,483	124	1.66	17,077	669	3.92	—	—

Total interest earning assets	$223,967	17,632	7.95	213,628	17,328	8.20	166,786	14,592	8.89
assets:
Cash and due from Banks	7,757			6,007			6,234
Premises and equipment	5,848			4,999			3,544
Other assets	1,734			1,872			2,235

TOTAL	$239,306			$226,506			$178,799

(1)	Tax equivalent adjustments (using 34.0% federal tax rates) have been made in calculating yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
(2)	For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential continued

	Year Ended December 31,

	2002			2001			2000

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Savings and time deposits	$185,799	$8,406	4.52%	$181,845	$10,446	5.74%	$139,515	$7,800	5.59%
Short term debt	3,749	60	1.60	4,145	160	3.86	5,865	319	5.44
Long term debt	453	12	2.65	479	23	4.80	505	32	6.34
Convertible Preferred Securities	7,285	580	7.96	3,035	254	8.37	—	—

Total interest bearing Liabilities	197,286	9,058	4.59	189,504	10,883	5.74	145,885	8,151	5.59
Non-interest bearing
liabilities
Demand deposits	24,615			21,301			17,850
Other	3,079			2,889			2,184

Total liabilities	224,980			213,694			165,919
Common shareholders’ equity	14,326			12,812			12,880

TOTAL	$239,306			$226,506			$178,799

Net interest earnings		$8,574			$6,445			$6,441

Net margin on interest earning assets on a taxable equivalent basis			3.90			3.10			4.00
Average interest spread (taxable equivalent basis)			3.36			2.46			3.30

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

	Year Ended December 31, 2002 compared to Year Ended December 31, 2001			Year Ended December 31, 2001 compared to Year Ended December 31, 2000			Year Ended December 31, 2000 compared to Year Ended December 31, 1999

	Volume	Rate	Net Increase (decrease)	Volume	Rate	Net Increase (decrease)	Volume	Rate	Net Increase (decrease)

INTEREST INCOME
Investment securities	$(18)	$(42)	$(60)	$(116)	$(62)	$(178)	$(134)	$40	$(94)
Federal funds sold	(341)	(371)	(712)	640	(74)	566	252	31	283
Loans	1,830	(754)	1,076	2,731	(383)	2,348	3,224	320	3,544

	1,471	(1,167)	304	3,255	(519)	2,736	3,342	391	3,733

INTEREST EXPENSE
Savings and time
Deposits	233	(2,273)	(2,040)	2,427	219	2,646	1,842	695	2,537
Short term debt	(14)	(86)	(100)	(80)	(79)	(159)	52	58	110
Long term debt	323	(8)	315	235	10	245	(1)	3	2

	542	(2,367)	(1,825)	2,582	150	2,732	1,893	756	2,649

Increase (Decrease) in
Net Interest Income	$929	$1,200	$2,129	$673	$(669)	$4	$1,449	$(365)	$1,084

Investment Portfolio

          The following table shows the book value (carrying value) of the Corporation’s investment securities at December 31 of the years indicated below:

	December 31,

	2002	2001	2000

	(In thousands)
U. S. Government and its Agencies	$1,300	$6,415	$12,817
State and Municipals	5,014	6,013	6,165
Preferred Stock	2,123	2,176	451
Corporate Bonds	1,554	1,782	—
Other Securities	5,735	175	187
Federal Home Loan Bank Stock	666	403	396
Federal Reserve Bank Stock	339	339	144

	$16,731	$17,303	$20,160

          The maturity distribution, par value, market value, and yield of the investment portfolio at December 31, 2002, is presented in the following table:

	December 31, 2002

	Par Value	Market Value	Yield

	(In thousands)
Within 3 months	$800	$799	1.50%
After 3 but within 12 months	893	910	4.60
After 1 but within 5 years	5,001	5,143	5.25
After 5 but within 10 years	7,128	7,148	7.01
After 10 years	1,945	2,008	67.00
Other Securities	176	176	7.39
Federal Home Loan Bank Stock	666	666	4.71
Federal Reserve Bank Stock	339	339	6.00

	$16,948	$17,189

Loan Portfolio

          The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31 for each of the past three years:

	December 31

	2002		2001		2000

	(In thousands)
	Amount	%	Amount	%	Amount	%

Commercial	$36,279	18.45%	$28,435	15.97%	$25,301	16.02%
Commercial construction	7,458	3.79	5,669	3.18	3,659	2.32
Commercial mortgage	108,103	54.74	95,425	53.59	81,627	51.68
Residential mortgage	33,996	17.29	36,480	20.49	36,451	23.08
Installment loans to individuals	9,186	4.67	9,889	5.55	7,222	4.57
Other	2,033	1.10	2,171	1.22	3,682	2.33

TOTAL	$197,055	100.0%	$178,069	100.00%	$157,942	100.00%

The following table shows the maturity of loans outstanding as of December 31, 2002.  Loans are classified based upon the period in which the final payment is due:

	December 31, 2002

	Maturing

	Within One Year	After One But Within Five Years	After Five Years	Total

	(In thousands)
Commercial	$10,190	$12,212	$13,877	$36,279
Commercial construction	2,130	1,303	4,025	7,458
Commercial mortgage	10,555	11,624	85,924	108,103
Residential mortgage	5,468	5,772	22,756	33,996
Installment loans to individuals	2,356	3,820	3,010	9,186
Other	745	60	1,228	2,033

TOTAL	$31,444	$34,791	$130,820	$197,055

Non-performing Loans

          Non-performing loans consist of loans accounted for on a non-accrual basis (as judgmentally determined by management based upon anticipated realization of interest income) and loans which are contractually past due 90 days or more as interest and/or principal payments.  The following table presents information concerning non-performing loans for the periods indicated:

	December 31,

	2002	2001	2000

Non-accrual:
Real estate loans	$755	$—	$50
Installment loans	10	20	194
Credit cards and related plans	—	—	—
Commercial (time and demand) and all other loans	946	1,302	240
Lease financing receivables	—	—	—

	$1,711	$1,322	$484
Contractually past - due 90 days or more:
Real estate loans	—	62	17
Installment loans	17	—	2
Credit cards and related plans	1	1	5
Commercial (time and demand) and all other loans	—	1	83
Lease financing receivables	—	—	—

Total Non-performing	$1,729	$1,386	$591

          It is management’s practice to cease accruing interest on loans when payments are 120 days delinquent.  However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

          If nonaccruing loans had been performing fully, these loans would have contributed an additional 116.8 thousand to interest income in 2002, $122.8 thousand in 2001, and $35.4 thousand in 2000.

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

          The following table presents the Corporation’s loan loss experience for the past five years:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In Thousands)
Allowance at Beginning of Period	$1,988	$1,920	$931	$969	$969

Provision for Losses	419	360	1,155	110	102
Charge off
Commercial	4	7	30	49	21
Commercial Construction	—	—	—	—	—
Commercial Mortgage	—	238	79	—	32
Residential Mortgage	43	35	36	—	—
Installment Loans to Individuals	36	13	10	53	41
Other	3	10	17	55	11

Total Loans charged off:	86	303	172	157	105

Recoveries:
Commercial	—	1	—	—	—
Commercial Construction	—	—	—	—	—
Commercial Mortgage	2	—	—	2	—
Residential Mortgage	—	1	—	—	—
Installment Loans to Individuals	2	—	5	7	2
Other	10	9	1	—	1

Total recoveries	14	11	6	9	3

Net Charge-offs	72	292	166	148	102

Allowance at end of period	$2,335	$1,988	$1,920	$931	$969

Loans at end of period (net of unearned income)	$224,115	$178,069	$157,942	$125,045	$91,576

Ratio of allowance to loans	1.04%	1.12%	1.22%	0.74%	1.06%
Average Amount of loans outstanding (net of unearned income)	195,082	172,516	141,769	106,664	84,917
Ratio of net charge-offs to average loans outstanding	.04%	0.17%	0.12%	0.14%	0.12%

Allocation of the Allowance for Loan Losses

The following table provides an allocation of the allowance for loan losses as of December 31, 2002:

	December 31, 2002

	Amount	Percent of Loans on each category to total loans

	(Dollars in Thousands)
Commercial	$288	32.46%
Commercial construction	—	—
Commercial mortgage	592	66.58
Residential mortgage	4	0.48
Installment loans to individuals	4	0.48
Other	—	—
Unallocated	1,447	N/A

Total	$2,335	100.00%

Deposits

          The breakdown of deposits at December 31 for the years indicated is as follows:

	December 31,

	2002	2001	2000

	(In Thousands)
Noninterest-bearing demand deposits	$25,575	$23,537	$17,340
Interest-bearing demand deposits	28,746	24,182	18,053
Savings deposits	6,502	5,864	5,174
Certificates of deposit:
Less than $100,000	123,599	116,248	110,548
$100,000 or more	43,665	35,078	33,500

	$228,087	$204,909	$184,615

          The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	December 31,

	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$24,615	0.00%	$21,301	0.00%	$17,850	0.00%
Interest-bearing demand deposits	29,187	1.29	20,992	1.66	19,206	2.31
Savings deposits	6,190	1.04	6,484	1.69	6,110	2.35
Certificates of deposit:
Less than $100,000	112,946	5.28	120,540	6.44	90,395	6.22
$100,000 or more	37,476	5.37	33,828	6.42	23,804	6.32

	$210,414		$203,145		$157,365

          Remaining maturities of certificates $100,000 or more at December 31, 2002 as follows:

Maturity	Amount

(In Thousands)
3 months or less	$14,487
Over 3 through 12 months	3,256
Over 12 months	25,922

Interest Rate Sensitivity Analysis

          The following table provides the maturities of investment securities, loans, and deposits at December 31, 2002, and measures the interest rate sensitivity gap for each range of maturity indicated:

	December 31, 2002

	Maturing

	Within One Year			After one but Within Five Years			After Five Years	Non- Interest Earning/ Bearing Assets/ Liabilities and Equity			Total

	(In Thousands)
Assets
Investment securities		$1,709			$5,143		$10,349		$—		$17,201
Loans		59,235			34,791		130,820		—		224,846
Other assets		—			—		—		14,467		14,467

Total Assets		60,944			39,934		141,169		14,467		256,514
Liabilities and Shareholders’ Equity
Demand deposits-noninterest		—			—		—		25,575		25,575
All interest-bearing deposits		88,546			113,158		8		—		202,512
Other liabilities		1,888			—		7,737		3,357		12,982
Shareholders’ equity		—			—		—		15,445		15,445

Total liabilities and Shareholders’ equity		90,434			113,958		7,745		44,377		256,514
Interest rate sensitivity gap	$	<29,490	>	$	<74,024	>	$133,424	$	<29,910	>	0

Return on Equity and Assets

The following table highlights certain ratios for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

Net income to:
Average total assets	0.70	.25	.17
Average shareholders’ equity	11.69	4.51	2.34
Dividend payout ratio (dividends declared per share divided by net income per share)	11.22	41.18	77.78
Average shareholders’ equity to average total assets ratio	5.99	7.00	7.20

Item 2.	Description of Properties

          The headquarters building (the “Headquarters”) of the Corporation and the Bank, located at the corners of Freemason and Boush Streets, Norfolk, Virginia, was completed in 1986 and is a three story building of masonry construction, with approximately 21.0 thousand square feet of floor space.  The Bank utilizes the building for its main office branch, executive offices, and operational departments.  The Corporation currently leases to outside parties approximately 4.0 thousand square feet on the third floor.  The office operates four teller windows, including two drive-up facilities, one walk-up facility and a 24 hour teller machine.

          The Bank has entered into a lease with Boush Bank Building Associates, a limited partnership (the “Partnership”), to rent the Headquarters.  The lease requires the Bank to pay all taxes, maintenance and insurance.  The term of the lease is twenty-three years and eleven months, and began on December 19, 1984.  In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due.  Interest on this bond is payable monthly, at 68.6% of the prime rate of SunTrust Bank in Richmond, Virginia.  Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank.  The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986 an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties. Under this provision the Bank purchased 19.7% of this property for $362.2 thousand in 1987.  At the time of the 1987 purchase the Bank assumed $305.7 thousand of the above-mentioned bond.  Pursuant to the purchase option contained in the lease agreement, the Bank recorded an additional interest of $637.4 thousand (34.7%) in the leased property as of December 31, 1988 by assuming a corresponding portion ($521.9 thousand) of the unpaid balance of the related revenue bond and applying the difference of $115.5 thousand to amounts due from the lessor.  Accordingly the Bank now owns 54.4%, of the Headquarters property.  No purchases have been made after 1988.

          The general partner of the Partnership is Boush Bank Building Corporation. The limited partners of the Partnership are Messrs.  Woodard and Kellam, who are directors of the Bank and the Corporation and the estate of George H. Burton, a former director.  In the opinion of the Corporation, the terms of the lease are not less favorable than could be obtained from a non-related party.  Prior to executing the lease, the shareholders of the Bank owning a majority of Bank common stock consented to the foregoing lease.  Additionally, formal shareholder approval of the lease, due to the above described interest of the Bank’s directors, was obtained during the Bank’s 1985  Annual Meeting of Shareholders.

          In addition to the headquarters, the Bank operates two branch offices in Norfolk, four branches in Virginia Beach,  one branch in Chesapeake, and one branch in Portsmouth.  The Norfolk branches are located at the Webb Center on the campus of Old Dominion University and 4101 Granby Street.  The Virginia Beach branch offices are located at 225 South Rosemont Road, 2712 North Mall Drive, 1124 First Colonial Road and 1870 Kempsville Road.  The address of the Chesapeake branch is 1217 Cedar Road.  The address of the Portsmouth branch is 4940 West Norfolk Road.  The branch location at First Colonial Road, Virginia Beach and the West Norfolk Road branch in Portsmouth are owned by the Bank and the remaining six are leased under long-term operating leases with renewal options, at total annual rentals of approximately $231.5 thousand paid to unrelated parties.

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

No matters were submitted to the Corporation’s shareholders for a vote during the fourth quarter of 2002.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters

          Market Information.  The Corporation’s common stock began trading on the NASDAQ National Market under the symbol CWBS on October 30, 2000.  Prior to listing on the NASDAQ National Market, the Corporation’s common stock traded on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”), an NASD sponsored and operated inter-dealer quotation system for equity securities not listed on the NASDAQ Stock Market.  Set forth below is high and low trading information for the common stock for each quarter during 2002 and 2001.

Common Stock Performance

	Common Stock Prices

	2002		2001

	High	Low	High	Low

First Quarter	$7.70	$6.65	$7.50	$6.31
Second Quarter	$8.47	$7.30	$7.50	$4.90
Third Quarter	$9.27	$8.05	$7.25	$6.30
Fourth Quarter	$11.96	$8.92	$7.25	$6.55

          Holders of Record.  The Corporation had 1,723,939 shares of common stock outstanding as of March 4, 2003.

          Dividends.  The Corporation paid a $0.035 cash dividend on March 31, June 30, and November 30, 2002 and March 31, June 30, September 30 and December 31, 2001 and on March 31,  June 30, September 30 and December 31, 2000.  All per share figures in this Form 10-KSB have been adjusted to give effect to this stock dividends that occurred during the periods presented in this Form 10-KSB.

          In April 1999, the Corporation’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan.  Under this Plan, shares purchased from the Corporation with reinvested dividends are issued at a five percent (5.0%) discount from market value. The Plan also permits participants to make optional cash payments of up to $20.0 thousand per quarter for the purchase of additional shares of the Corporation’s common stock.  These shares are issued at market value without incurring brokerage commissions.

          The ability of the Corporation to pay dividends depends upon the amount of dividends declared by the Bank.  Regulatory restrictions exist with respect to the Bank’s ability to pay dividends.  See Note 7 to Consolidated Financial Statements included in this Report.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	188,127	(1)	$6.73	29,055	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	188,127	(1)	$6.73	29,055	(2)

(1)

Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Corporation’s stock options plans.

(2)	Represents shares available for future issuance under the Corporation’s stock options plans.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

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

New Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of the statement, which were adopted January 1, 2003, did not have a material impact on either the Corporation’s consolidated financial position or consolidated results of operations.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The Statement establishes a single accounting model for long-lived assets to be disposed of by a sale, and resolves significant implementation issues related to SFAS No. 121.  The provisions of the Statement were adopted by the Corporation on January 1, 2002.  The implementation did not have a material impact on either the Corporation’s consolidated financial position or consolidated results of operations.

          In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The Corporation adopted the provisions of this Statement  effective January 1, 2003.  This implementation did not have a material impact on either the Corporation’s consolidated financial position or consolidated results of operations, and management does not expect any such impact in the future.

          In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.  SFAS No. 146, acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Corporation adopted the provisions of this Statement effective January 1, 2003.  The initial adoption of the statement did not affect the Corporation, and management does not anticipate that provisions of the Statement will have a materially adverse impact on either the Corporation’s consolidated financial position or consolidated results of operations in the future.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  The provisions of the statement were effective December 31, 2002.  Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations.  For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Corporation’s consolidated financial position or consolidated results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of the Interpretation are effective and were adopted by the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee.  The recognition requirements of the Interpretation were effective beginning January 1, 2003.  Management does not anticipate that the implementation of the recognition requirements of the Interpretation will have any effect on the Corporation’s consolidated financial position or consolidated results of operations.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements.  The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which  provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligation to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur.  The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  Management does not anticipate that the implementation of the recognition requirements of the Interpretation will have any effect on the Corporation’s consolidated financial position or consolidated results of operations.

Financial Condition and Results of Operations
Commonwealth Bankshares, Inc. and Subsidiary

          This commentary provides an overview of the Corporation’s financial condition, changes in financial condition and results of operations for the years 2000 through 2002.  The following discussions should assist readers in their analysis of the consolidated financial statements and supplemental financial information for the Corporation appearing elsewhere in this Form 10-KSB.

Earnings Overview

          The Corporation’s net income for 2002 equaled $1.7 million or a 194.5% increase from the $577.3 thousand reported for the year ended 2001. On a per share basis, the 2002 income equaled $0.98 per share compared to $0.34 per share for 2001.

          The Corporations’ core earnings defined by the Corporation as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as securities gains, equaled $2.8 million in 2002 compared with the $1.1 million reported at December 31, 2001.

          ROA equaled 0.70% in 2002 compared with 0.25% in 2001 and 0.17% in 2000. ROE equaled 11.69% in 2002 compared with 4.51% in 2001 and 2.34% in 2000. These ratios, along with other significant earnings and balance sheet information for each of the years in the five-year period ended December 31, 2002, are shown in Table 1 as follows:

Table 1 - Selected Financial Information

(Dollars in thousands, except per share data)	2002	2001	2000	1999	1998

Results of Operations (for the year):
Income From Earning Assets	$17,632	$17,328	$14,592	$10,861	$9,547
Net Interest Income	8,547	6,445	6,441	5,359	4,487
Provision for Loan Losses	419	360	1,155	110	102
Net Income	1,674	577	302	1,155	1,105

	2002	2001	2000	1999	1998

Earnings Per Share:
Net Income - Basic (1)	$0.98	$0.34	$0.18	$0.71	$0.68
Average Shares Outstanding (1)	1,708,698	1,692,125	1,667,329	1,631,684	1,626,107
Financial Condition (at December 31):
Total Assets	$256,514	$230,568	$205,864	$157,016	$132,237
Total Equity	15,445	13,573	12,827	12,227	11,580
Selected Ratios (for the year):
Return on Average Common Shareholders’ Equity	11.69%	4.51%	2.34%	9.63%	9.91%
Return on Average Assets	0.70%	0.25%	0.17%	0.83%	0.90%
Net Interest Margin	3.90%	3.10%	4.00%	4.25%	4.04%

(1)  Adjusted to reflect 1999 stock dividends.

          Earnings per share during 2002 equaled $0.98 per share, an increase of 188.2% or $0.64 per share over the $0.34 per share reported in 2001.  Earnings per share increased 88.9% during 2001 over the $0.18 per share reported in 2000. Significant items affecting the change in earnings per share for 2002, 2001 and 2000 are summarized as follows:

		2002 vs. 2001	2001 vs. 2000

•	Interest on loans and investments and loan fees	1.75% increase	18.75% increase
•	Interest on deposits and short-term borrowings	16.77% decrease	33.52% increase
•	Net interest income	33.02% increase	0.06% increase
•	Provision for loan losses	$59.0 thousand increase	$794.5 thousand decrease

          Net income in 2001 of $577.3 thousand represented a 91.5% increase from the $301.5 thousand reported for the year 2000.  The earnings recorded during this period reflects a provision for loan losses of $360.1 thousand in 2001 compared to only $1.2 million in 2000.

NET INTEREST INCOME AND NET INTEREST MARGIN

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

          The net interest margin is calculated as tax-equivalent net interest income divided by average earning assets, and represents the Corporation’s net yield on its earning assets.

          In 2002, the net interest margin of 3.9% represented a increase of 80 basis points over the net interest margin of 3.1% recorded in 2001. The 2002 increase in net interest margin of 25.8% was the result of the repricing of certificates of deposits. The net interest margin for 2001 was 3.1% compared to 4.0% for 2000. The 2001 decrease in net interest margin of 22.5% was brought about primarily as a result of the rapid and unprecedented decline in the “Prime Lending Rate” when compared with a less rapid decline in rates on the Bank’s deposit products. Deposit products were repriced throughout the year at the earliest opportunity available. The performance reported herein is reflected in the Corporation’s earning assets yield of 8.0% in 2002 compared with 8.2% in 2001 and 8.9% in 2000.  The Corporation’s average cost of deposits decreased 115 basis points in 2002 to 4.6% when compared with an increase of 15 basis points in 2001 from 2000. Nonperforming assets increased 15 thousand to $1.7 million in 2002, $992 thousand increase to $1.7 million at the end of 2001, and $1.1 million decrease to $722 thousand at the end of 2000.  The level of nonperforming assets negatively impacted earnings during 2002, 2001 and 2000 in the amounts of $116.8 thousand, $122.8 thousand, and $35.4 thousand, respectively.

          Average interest earning assets increased $10.3 million in 2002, $46.8 million in 2001, and $36.6 million in 2000.  Average net loans increased $22.6 million in 2002, $30.7 million in 2001, and $35.1 million in 2000.  Average investment securities decreased by $322.3 thousand in 2002, $2.0 million in 2001 and $2.0 million during 2000.

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

          On a monthly basis, the Corporation’s management evaluates the adequacy of the allowance for loan losses, and based on such review, establishes the amount of the provision for loan losses.  For large commercial and real estate exposure, a detailed loan-by-loan review is performed.  The remainder of the commercial and real estate portfolio is analyzed utilizing a formula-based determination of the allowance. The formula is impacted by the risk rating of the loan, historical losses and expectations.  Loan loss allowances for the various consumer credit portfolios are based on historical and anticipated losses and the current and projected characteristics of the various portfolios.  In addition, consideration of factors such as economic conditions, underwriting standards, and compliance and credit administration practices may impact the level of inherent credit loss.  Management’s evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors monthly.

          The Corporation made provisions for loan losses of $419.0 thousand in 2002, compared to  $360.0 thousand in 2001, and $1.2 million in 2000. The unusually high provision for 2000 was based on significant loan growth and the Corporation’s expansion plans for the future, and accordingly management chose, after consultation with banking regulators, to significantly increase the loan loss provision in the fourth quarter of 2000.  Details of the activity in the allowance for loan losses for the past three years are shown in Note 4 to the Consolidated Financial Statement.

          Net charge-offs in 2002 were $71.2 thousand compared to $292.0 thousand for 2001 and $165.6 thousand for 2000. This represents a modest 0.03% of total loans outstanding in 2002 and 0.16% in 2001.

          The allowance for loan losses at December 31, 2002 was $2.3 million, compared with $2.0 million at December 31, 2001 and $1.9 million at December 31, 2000.  This represented 1.0% of year-end gross loans at December 31, 2002 compared with 1.1% of year-end gross loans at December 31, 2001 and 1.2 % of year-end gross loans at December 31, 2000.

          The tables on the following pages provide an analysis of the activity in the Corporation’s nonperforming assets and allowance for loan losses for each of the last three years.  Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

          Nonperforming loans at December 31, 2002 increased by $15 thousand to $1.7 million. Nonperforming loans were $1.7 million at year-end 2001. During 2001, nonperforming loans increased $992 thousand when compared with 2000. The increase in total nonperforming assets during this period is attributable to a single loan to a long standing borrower that was placed on non-accrual in January 2001.  The balance of this loan at year-end 2002 was $888.8 thousand compared to $1.1 million in 2001.  Although the loan is classified as non-accrual, full collection is expected. Nonperforming loans continue to be centered in a relatively small number of loans with large balances. Most of the loans are fully secured and, in management’s opinion, represent minimal risk.

          The Corporation continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets.  As a part of this workout process, the Corporation routinely reevaluates all reasonable alternatives, including the sale of these assets.  Individual action plans have been developed for each nonperforming asset.

          The amount of loans past due 90 days or more that were not classified as nonaccrual loans totaled $18 thousand at December 31, 2002,  $64 thousand at December 31, 2001 and $107 thousand at December 31, 2000.

          The following table reflects the trends discussed herein:

Nonperforming Assets

December 31	2002	2001	2000

90 Days delinquent and still accruing	$18,000	$64,000	$107,000
Nonaccrual	1,711,000	1,322,000	484,000
Foreclosed properties	0	328,000	131,000

Total Nonperforming Assets	1,729,000	$1,714,000	$722,000

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

Loan Portfolio

          The Corporation’s credit risk is centered in its loan portfolio which on December 31, 2002 totaled $224.8 million, or 92.8 % of total earning assets compared with $178.7 million, or 83.0% of total earning assets at year end 2001 and $158.5 million or 85.3% of total earning assets at year end 1999. The Corporation’s overall objective in managing loan portfolio risk is to minimize the adverse impact of any single event or set of occurrences.  To achieve this objective, the Corporation strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration.

          For commercial loans, loan officers prepare proposals supporting the extension of credit.  These proposals contain an analysis of the borrower and an evaluation of the ability of the borrower to repay the potential credit.  The proposals are subject to varying levels of approval by senior line and credit policy management, prior to the extension of credit.  Commercial loans receive an initial risk rating by the originating loan officer. This rating is based on the amount of credit risk inherent in the loan and reviewed for appropriateness by senior line and credit policy personnel for deterioration in a borrower’s financial condition which would impact the borrower’s ability to repay the credit.  Risk ratings are adjusted as necessary.

          For consumer loans, approval and funding is conducted in various locations with the majority of loans being approved at the Corporation’s headquarters facility.

          The Bank has entered into an agreement with an accounting firm that serves as an independent credit review group to conduct ongoing reviews of the loan portfolio, reexamining on a regular basis risk assessments for loans and overall compliance with policy.

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

          Senior level management is devoted to the management and/or collection of certain nonperforming assets as well as certain performing loans.  Aggressive collection strategies and a proactive approach to managing overall credit risk has expedited the Corporation’s disposition, collection and re-negotiation of nonperforming and other lower-quality assets and allowed loan officers to concentrate on generating new business.

          As the volume of past due loans continues to decline, it is anticipated that the level of nonaccrual loans will be reduced, although no assurance can be given in this regard.  It should be noted that of all loans on nonaccrual, the majority are making regular monthly payments.  In addition, in most cases these loans are fully secured with workout arrangements currently in place.

          If non-accruing loans had been performing fully, these loans would have contributed an additional $116.8 thousand to interest income in 2002, $122.8 thousand in 2001 and $35.4 thousand in 2000.

          The Corporation had no Other Real Estate Owned (OREO) at December 31, 2002, a decrease from the $328.4 thousand at December 31, 2001 and a decrease from the $130.6 thousand reported at December 31, 2000.

          During the last three years, there have been additions to and liquidations of other real estate owned. There were no additions and three (3) liquidations in 2002. During 2001, there were four (4) additions, and three (3) liquidations. During 2000 there were no additions and two (2) liquidations. Proceeds from the properties disposed of during 2002 equaled $320.7 thousand compared with $154.0 thousand during 2001 and $480.0 thousand in 2000.

          During 2002, 2001 and 2000, there were net losses on the sale of other real estate of $36.7 thousand, $43.7 thousand and $62.6 thousand, respectively.

Noninterest Income

          Total noninterest income increased  in 2002 to $1.7 million compared with $1.5 million reported in 2001, a 13.3% increase. Total noninterest income increased in 2001 to $1.5 million compared with $1.2 reported in 2000, a 25.0% increase. The income achieved in  service charges and fees on deposits is indicative of the recent trend in commercial banking to generate additional income from services not related to the lending function.

          In 2002 there was no income from OREO properties compared to $2.9 thousand in 2001 and, $41.0 thousand in 2000. The decrease during the three-year period was due to the reduction of OREO.

Noninterest Expense

          Total noninterest expense increased to $7.4 million in 2002 or 8.0% following increases of 10.9% and 26.9% in 2001 and 2000, respectively.  This represents a moderate increase when compared to the Bank’s overall growth. Noninterest expense has been impacted by the opening of two new branch locations and seven ATM’s in 2001 and 2000. Salaries and employee benefits, the largest component of noninterest expense increased by 8.3% in 2002 following increase of 8.2% in 2001 and 30.3% in 2000. Net occupancy expense increased $78.2 thousand in 2002, $87.1 thousand in 2001 and $147.7 thousand in 2000. Other non-interest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $208.8 thousand or 11.0%  in 2002 compared with an increase of $52.5 thousand or 2.8% in 2001, and an increase of $353.2 thousand or 23.7% in 2000.

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

          The Bank’s funding requirements are supplied from a wide range of traditional sources, including various types of demand deposits, money market accounts, certificates of deposit and short-term borrowings.  Large certificates of deposit, over $100.0 thousand accounted for 19.1%, 17.1%, and 18.1% of the Bank’s total deposits at December 31, 2002, 2001, and 2000, respectively.  As a percentage of average assets, core deposits decreased to 84.5% in 2000, decreased to 75.0% in 2001, and increased to 77.1% in 2002.  Management seeks to ensure adequate liquidity to fund loans, deposit withdrawals, and the Bank’s financial requirements and opportunities.  To provide liquidity for current ongoing and unanticipated needs, the Bank maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Bank maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $6.5 million, and the ability to borrow from the Federal Reserve System up to $1.2 million and Federal Home Loan Bank up to $24.0 million.

          The Corporation’s loan portfolio net of unearned income and allowance for loan losses increased by 26.0% to $221.8 million in 2002 compared with an increase of 12.9% to $176.1 million in 2001 and compared with a 25.7% increase in 2001 to $156.0 million.

Balances in a number of loan categories also increased.  Total commercial loans increased 17.2% to $151.8 million in 2002 compared with an increase of 17.1% to $129.5 million in 2001 and an increase of 21.5% to $110.6 million in 2000. Consumer real estate loans increased $25.3 million or 69.4% in 2002. Of the $25.3 million increase in consumer real estate loans in 2001, $27.8 million was from the purchase of 90% participation in loans secured by First Deeds of Trust on residential 1 to 4 family dwellings. These loans are pre-committed for sale prior to funding. Consumer loans decreased  $1.3 million or 12.5% in 2002 following increases of $2.7 million or 35.4% in 2001, and of $1.2 million or 18.6% in 2000.

Sources of Funds

          Purchased liabilities are composed of Fed Funds purchased, certificates of deposit of $100.0 thousand and over (large CDs) and balances held in “sweep accounts” for customers.  Purchased funds at December 31, 2001 equaled $45.6 million or a  24.9% increase in short-term borrowings during 2002 following a $2.4  million decrease to $36.5   million during 2001, as compared with the $15.3 million increase reported in 2000.  At December 31, 2002, 2001 and 2000, approximately 100.0% of the Corporation’s purchased funds consisted of funds invested by local customers which, as such, are less volatile than other categories of purchased funds or brokered deposits.

Uses of Funds

          Total earning assets at December 31, 2002 increased 12.5% from year-end 2001 compared with 2001’s increase of  11.3% from year-end 2000’s increase of   31.8%.  The increase in earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from   $157.9 million in 2000 to $224.1 million in 2002.

          The composition of long-term investment securities as of December 31, 2002 and 2001 is presented in Note 3 to the Consolidated Financial Statements, appearing elsewhere in this Form 10-KSB.

          At year-end 2002, 2001 and 2000, investment securities totaled $16.0 million, $16.4 million and $19.4 million, respectively.

          In managing the investment securities portfolio, management’s philosophy has been to provide the maximum return over the long term on funds invested while giving consideration to risk and other corporate objectives.  During periods of increasing interest rates, the market value of the investment portfolio declines in relation to book value.  During periods of declining interest rates, the opposite is true.

          Decisions to acquire investments of a particular type are based on an assessment of economic and financial conditions, including interest rate risk, liquidity, capital adequacy, the type of incremental funding available to support such assets, and an evaluation of alternative loan or investment instruments.

          Investment securities are purchased with the ability to hold until maturity and with the intent to hold for the foreseeable future.  Management reevaluates asset and liability strategies when economic and financial conditions fluctuate in a magnitude that might adversely impact the Corporation’s overall interest rate risk, liquidity, or capital adequacy positions.  Reassessment may alter management’s intent to hold certain securities for the foreseeable future and result in repositioning a portion of the investment portfolio.  Often, security sales are required to implement a change in strategy.

          The total investment in the securities portfolio at December 31, 2002 was approximately $16.0 million, down from $16.4 million at the end of 2001.

          The portfolio is well diversified among several market sectors as summarized below:

Sector	%

U.S. treasuries	5.9
Municipals	34.9
Fixed Agency	3.7
Floating MBS	14.1
Floating CMO	10.6
Fixed MBS	6.3
Fixed CMO	11.1
Corporates	9.7
Other	3.7

          As of December 31, 2002, the overall portfolio was projected to yield 5.57% on a fully taxable equivalent basis.  It has a weighted average  repricing term of 4.3 years, and 75.0% of total holdings are invested in fixed rate securities. 92.0% of the portfolio has been placed in the Available For Sale (AFS) category for FAS 115 purposes.  As ofDecember 31, 2002the portfolio currently contained an unrealized gain on sale of $352 thousand.

          The portfolio has a short repricing distribution of 3.6 years. Adjustable rate securities total $3.3 million par value and represent 25.0% of the total portfolio.

          Municipal holdings total $4.7 million par value, or 35.0% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.6%.  Management believes these issues have excellent credit quality, as most of the portfolio is AA-rated or higher.  The average duration date of the municipal portfolio is approximately 4.3 years.

          Management frequently assesses the performance of the investment portfolio to ensure its yield and cash flow performances are consistent with the broad strategic plan of the entire Bank.  Flexibility is one of the hallmarks of the Bank’s ability to meet the banking needs of its customers.

          Year-end total loans net of unearned income increased $46.0 million, or 25.9%, in 2002 following an increase of  $20.1 million, or 12.7%, in 2001 and an increase of $32.9 million, or 26.3% , in 2000. The results were largely due to the efforts of the Bank’s officers to develop new loan relationships with customers from the area’s regional institutions and the Banks penetration into two new markets.

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

          A number of measures have been taken by the Corporation over the past several years to reduce overall exposure and earnings vulnerability in the real estate sectors of the Bank’s trade area. These measures include strengthening real estate underwriting, management review policies and practices, and reducing higher risk concentrations within the real estate portfolio. The Corporation’s real estate portfolio is comprised of loans to customers located within the Corporation’s established marketplace.  Diversification of the loan portfolio continues.

          During the past three years, a considerable volume of new loan relationships have been developed with “old line and well-established” local businesses, who have transferred their relationships to the Bank from other “regional financial institutions” that are experiencing further consolidation.  This has been an excellent source of new business for the Bank.  The Bank intends to aggressively continue to target these relationships in future periods.

Dividends and Dividend Policy

          The Corporation’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Corporation’s financial condition, results of operations, and other relevant factors.  The Corporation’s only source of funds for cash dividends are dividends paid to the Corporation by the Bank.

          In April 1999, the Corporation’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Shares purchased from the Corporation with reinvested dividends are issued at a five percent discount from the market value. The plan also permits optional cash payments up to $20 thousand per quarter for the purchase of additional shares of common stock. These shares are issued at market value, without incurring brokerage commissions.

          Based on the Corporation’s earnings record for 2002, the Corporation paid a $0.035 cash dividend on March 31, June 30, and November 30, 2002. The Corporation also paid a $0.035 cash dividend on March 31, June 30, September 30, and December 31, 2001 and on March 30, June 30, September 30, and December 30, 2000.

Income Taxes

          Corporations are required to pay the greater of the regular corporate income tax or the alternative minimum tax (AMT). In 2002, income tax expense increased to $747.9 thousand, from $162.7 thousand in 2001, and  $3.7 thousand in 2000.

Inflation

          The Corporation carefully reviews Federal Reserve monetary policy in order to insure an appropriate position between the cost and utilization of funds.

          The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a bank’s assets and liabilities are monetary in nature.  In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices.  Therefore, the Corporation can best counter inflation over the long term by managing net interest income and controlling net increases in noninterest income and expenses.

Capital Resources and Adequacy

          Average shareholders’ equity increased at the rate of 11.8% in 2002 compared with an decrease of 0.6% in 2001, and 7.3% in 2000.  During these periods, the sole source of capital to the Corporation has been internally generated retained earnings.

          The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations.  These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies. Risk-based capital ratios are another measure of capital adequacy.  On July 27, 2001 Commonwealth Bankshares, Inc. generated $6.5 million in new regulatory capital from the initial funding of a trust preferred securities offering.  A subsequent funding on August 9, 2001 resulted in $800 thousand of new regulatory capital.  At December 31, 2002, the Bank’s risk-adjusted capital ratios were 9.6% for Tier 1 and 10.7% for total capital, well above the required minimums of 4.0% and 8.0% respectively, as compared with 9.9% and 10.9%, respectively at December 31, 2001, and 7.6% and 8.8% at December 31, 2000.  These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator.  Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets.  Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital.  One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.  Under Federal Deposit Insurance Corporation (FDIC) rules, the Bank was considered well capitalized.

          The Corporation’s risk-adjusted capital ratios were 9.2% for Tier 1 and 11.4% for total capital as December 31, 2002, well above the required minimums of 4.0% and 8.0% respectively.

          At December 31, 2002, shareholders’ equity stood at $15.4 million as compared with $13.6 million at year-end 2001, and $12.8 million at year-end 2000.  These increases were brought about by a net profit of $1.7 million in 2002 a net profit of $577.3 thousand in 2001 and a net profit of $301.5 thousand in 2000.

          In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Bank’s capital position.  Several measures have been or will be employed to maintain the Bank’s capital position, including but not limited to:

•	Continuing its efforts to return all nonperforming assets to performing status,

•	Monitoring the Bank’s growth, and

•	Continued utilization of its formal asset/liability policy.

          Once again, it should be noted that the Bank’s capital position has always exceeded and continues to exceed the minimum standards established by the regulatory authorities.

Item 7.	Financial Statements.

          The Corporation’s consolidated financial statements are included with this Form 10-KSB as Exhibit 99.1.  Refer to the index to the Consolidated Financial Statements on page F-1 for the required information.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Board of Directors

          The Corporation’s board of directors is currently comprised of 10 members who are divided into three classes.  These directors serve for the terms of their respective classes, which expire in 2003, 2004 and 2005.  The following table sets forth the composition of the board of directors.

Class I	Class II	Class III
(Term Expiring in 2004)	(Term Expiring in 2005)	(Term Expiring in 2003)

Morton Goldmeier	Herbert Perlin	William P. Kellam
William D. Payne, M.D.	Kenneth J. Young	Edward J. Woodard, Jr., CLBB
Richard J. Tavss	Thomas W. Moss, Jr.	Laurence C. Fentriss
E. Carlton Bowyer

          The following paragraphs set forth certain information, as of December 31, 2002, for each of the 10 directors of Commonwealth Bankshares.

Class I
(Term Expiring in 2004)

          Morton Goldmeier, 79, has served as President of Hampton Roads Management Associates, Inc. since 1990.  Mr. Goldmeier has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

          William D. Payne, M.D., 67, retired from Drs. Payne, Ives, and Holland, Inc. in 2001.   Dr. Payne has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

          Richard J. Tavss, 63, has served as Senior Counsel of Tavss, Fletcher, Maiden, and Reed, P.C. since 1977.  Mr. Tavss has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

          E. Carlton Bowyer, 69, served as superintendent of the Virginia Beach School System before retiring in 1991.  Mr. Bowyer was employed with the Virginia Beach School System for 31 years.  Mr. Bowyer served as a Virginia Beach Advisory Board director prior to becoming a director of Commonwealth Bankshares and Bank of the Commonwealth in 2001.

Class II
(Term Expiring in 2005)

          Herbert L. Perlin, 62, has served as President of Perlin Benefit Resources, Inc., a regional pension company located in Virginia Beach, Virginia since 1983.  Mr. Perlin has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1987.

          Kenneth J. Young, 52, has served as President of Leisure & Recreation Consultants, Inc., located in Tampa, Florida, since 1996.  Mr. Young has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

          Thomas W. Moss, Jr., 74, was elected Treasurer of the City of Norfolk in 2001.  Mr. Moss has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

Class III
(Term Expiring in 2003)

          William P. Kellam, 88, served as the President of Kellam – Eaton Insurance Agency, Inc., a real estate and insurance firm in Virginia Beach, Virginia, for 30 years prior to his retirement in 1986.  Mr. Kellam has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since it’s inception in 1971.

          Edward J. Woodard, Jr., CLBB, 60, has served as President and Chief Executive Officer of Bank of the Commonwealth since 1973 and as Chairman of the Board since 1988.  He has served as Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares since 1988.  Mr. Woodard is also President and Director of BOC Title of Hampton Roads and BOC Insurance of Hampton Roads, President of Boush Bank Building Corporation and a general partner in Boush Bank Building Associates.  Mr. Woodard has served as a director of Bank of the Commonwealth since 1973 and as a director of Commonwealth Bankshares since 1988.

          Laurence C. Fentriss, 48, is President of Anderson and Strudwick Investment Corporation.  Mr. Fentriss has served as a director of Commonwealth Bankshares since 2001 and as a director of Bank of the Commonwealth since 2001.

Executive Officers of Commonwealth Bankshares and Bank of the Commonwealth

          In addition to Mr. Woodard, the following individual serves as an executive officer  of the Corporation and the Bank.

          John H. Gayle, 64, Executive Vice President and Secretary of Commonwealth Bankshares and Executive Vice President and Cashier of Bank of the Commonwealth since 1990; Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc.; and Director, Vice President and Treasurer of BOC Insurance Agency of Hampton Roads, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section l6(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who beneficially own more than 10.0% of the Corporation’s common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC.  Such persons are also required to furnish the Corporation with copies of all Section 16(a) forms they file.

          Based solely on a review of the copies of such forms furnished to the Corporation, the Corporation believes that all Section 16(a) filing requirements applicable to its directors, officers and greater than 10.0% beneficial owners were complied with in 2002.

Item 10. Executive Compensation.

Summary Executive Compensation Table

          The following table sets forth the annual compensation paid or accrued by the Corporation and its subsidiaries to Edward J. Woodard, Jr., CLBB, Chairman of the Board, President and Chief Executive Officer and John H Gayle, Executive Vice President of the Corporation and the Bank for the past three fiscal years.  Compensation for each other executive officer of the Corporation or the Bank did not exceed $100.0 thousand in 2002 and, therefore, is not shown in the table.

Summary Compensation Table

Name and Principal Position	Annual Compensation			Other Annual Compensation

	Year	Salary	Bonus

Edward J. Woodard, Jr., CLBB	2002	$209,000	$5,000	$32,171	(1)
Chairman of the Board	2001	199,000	0	31,300	(1)
President and Chief Executive Officer	2000	187,500	0	28,400	(1)
John H. Gayle,	2002	$100,800	$5,000	$3,236	(2)
Executive Vice President	2001	93,800	0	3,156	(2)
	2000	86,000	$1,000	3,392	(2)

(1)	Includes director fees, 401k matching contribution, 401k profit sharing , and deferred compensation.
(2)	Includes 401k matching contribution and 401k profit sharing.

Director Compensation

          Each director of the Corporation is paid $900 for attendance at each board meeting and $400 for attendance at each meeting of a committee of the board of which he or she is a member.  Additionally, the Corporation has a Director’s Deferred Compensation Plan which allows directors to defer recognition of income on all or any portion of the directors’ fees they earn.  During 2002 a total of $78.4 thousand was deferred by directors under this plan.  The terms and conditions of the two plans are very similar to the terms and conditions of the Bank’s Supplemental Executive Retirement plan described on page 30 in this Form 10KSB.

          No stock options were granted during 2002 to any of the executive officers named in the Summary Compensation Table.

Fiscal Year End Option Values

          The table below sets forth information for each executive officer named in the Summary Compensation Table concerning the value of unexercised stock options as of December 31, 2002. None of such executive officers exercised any stock options during 2002.

Fiscal Year End Option Values

	Number of Securities Underlying Unexercised Options at December 31, 2002 (#)		Value of Unexercised In-The-Money Options at December 31, 2002 ($) (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

E. J. Woodard, Jr.	29,133	—	$115,262	—
John H. Gayle	18,916	—	73,581

(1)     Under Securities and Exchange Commission rules, an option is only considered in-the-money, for purposes of the chart, if the per share exercise price is less than $11.23, the last reported sales price of the Corporation’s common stock on the NASDAQ National market on December 31, 2002.

Employment Agreements

          Edward J. Woodard, Jr., Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares and Bank of the Commonwealth has entered into an employment agreement with Bank of the Commonwealth.  The agreement provides for Mr. Woodard’s employment until the earlier of December 31, 2005, his death or his physical or mental disability; provided, however, the employment agreement allows for the termination of employment by either Bank of the Commonwealth or Mr. Woodard in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by Mr. Woodard for “good reason.”  Mr. Woodard’s employment agreement will be renewed automatically each year unless either party elects not to renew the agreement.

          Under the employment agreement, in the case of a termination by Commonwealth Bankshares or Bank of the Commonwealth prior to a “change of control,” but not “for good cause,” Mr. Woodard will be entitled to receive twelve (12) equal monthly payments, which, in total, equal his annual base salary, plus directors’ fees.  In the event of a termination of the employment agreement by Mr. Woodard for “good reason,” or by Commonwealth Bankshares or Bank of the Commonwealth subsequent to a “change of control,” but not “for good cause,” Mr. Woodard will be entitled to receive sixty (60) equal monthly payments which, in total, equal approximately three times the present value of his annual compensation at the time of termination.

          Under the Agreement, a “change of control” will be deemed to have occurred upon:

•	any third party acquiring, or entering into a definitive agreement to acquire, more than twenty-five percent (25.0%) of the stock of either Commonwealth Bankshares or Bank of the Commonwealth;

•	a change in the majority of the members of the board of directors of either Commonwealth Bankshares or Bank of the Commonwealth during any one year period; or

•	Commonwealth Bankshares ceasing to be the owner of all of Bank of the Commonwealth’s common stock, except for any directors’ qualifying shares.

          The term “for good cause” includes a termination of Mr. Woodard for his failure to perform the required services, gross or willful neglect of his duty or a legal or intentional act demonstrating bad faith.  The term “good reason” is defined as any assignment to Mr. Woodard of duties or responsibilities inconsistent with those in effect on the date of the agreement or a change of control of either Commonwealth Bankshares or Bank of the Commonwealth.

          Mr. Woodard has also entered into an amended and restated deferred supplemental compensation agreement with Bank of the Commonwealth.  Under the supplemental agreement, upon Mr. Woodard attaining the age of 65, upon his termination with Bank of the Commonwealth for any reason whatsoever or upon his death, Mr. Woodard or his beneficiary shall be entitled to payment from the Bank of:  (i) two hundred fifty thousand dollars ($250,000) in one hundred twenty (120) equal consecutive monthly installments of two thousand eighty-three and 33/100 dollars ($2,083.33) each, and (ii) seven hundred twenty thousand dollars ($720,000) in one hundred eighty (180) equal consecutive monthly installments of four thousand dollars ($4,000) each, both such payments being payable on the first day of each such month.  Any payments described above shall be made on each such payment date to employee, regardless of whether employee is employed by the Bank at the time he becomes eligible for such payments.  In addition to all payments described above, upon employee’s death, the Bank shall pay to the beneficiary a lump sum payment of two hundred fifty thousand and no/100 dollars ($250,000), payable on the first day of the second calendar month immediately following the date of death.  Under the supplemental agreement, Mr. Woodard is obligated to make himself available to Bank of the Commonwealth after his retirement, so long as he receives payments under the supplemental agreement, for occasional consultation which Bank of the Commonwealth may reasonably request.  Any amounts unpaid under the supplemental agreement may be forfeited, after notice to Mr. Woodard, in the event that the board of directors of Bank of the Commonwealth determines in good faith that Mr. Woodard is performing services of any kind for a firm or other entity competitive with the business of Bank of the Commonwealth during the period that he is receiving payments under the supplemental agreement.

          In addition to the Woodard employment agreement, the Bank has entered into an employment agreement with John H. Gayle, dated May 15th 1990 (‘Gayle Employment Agreement”) The agreement provides for Mr. Gayle’s employment until the earlier of December 31, 2003, his death or disability; provided, however, the employment agreement allows for termination of employment by either Bank of the Commonwealth or Mr. Gayle in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by Mr. Woodard for “Good Reason”. Mr. Gayle’s employment agreement will be renewed automatically each year unless either party elects not to renew the agreement.

          Under the employment agreement, in the case of a termination by Commonwealth Bankshares or Bank of the Commonwealth prior to a “change of control,” but not “for good cause” Mr. Gayle will be entitled to receive twelve (12) equal monthly payment, which in total, equal his annual base salary. In the event of a termination of the employment agreement by Mr. Woodard for “good” reason” or by Commonwealth Bankshares of Bank of the Commonwealth subsequent to a “change of control,” but not “for good cause,” Mr. Gayle will be entitled to receive sixty (60) equal monthly payments, which, in total, equal monthly payments which, in total, equal the annual compensation of the time of termination.

Stock Option and Employee Benefit Plans

          1990 Stock Option Plan.  On February 20, 1990, Commonwealth Bankshares’ board of directors approved a non-qualified stock option plan for the issuance of 25,000 shares of Commonwealth Bankshares’ common stock to eligible officers and key employees of Commonwealth Bankshares and Bank of the Commonwealth at prices not less than the market value of Commonwealth Bankshares’ common stock on the date of grant.  On April 29, 1997, the shareholders approved an amendment to this plan to increase the number of shares available for issuance under the plan to 45,000 shares.  This plan expired on February 20, 2000.  However, the terms of this plan continue to govern unexercised options awarded under the plan that have not expired.

          401(k) Profit Sharing Plan. In 1993, Bank of the Commonwealth adopted a thrift and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code to replace Bank of the Commonwealth’s former profit sharing plan.  Employees who have attained the age of 20 years and six months and completed six months of service with Bank of the Commonwealth are eligible to participate in the 401(k) plan.  Eligible employees who elect to participate may contribute up to 15.0% of their annual salary to the 401(k) plan.  The Bank of the Commonwealth may make a matching contribution, the amount of which, if any, will be determined by Bank of the Commonwealth each year.  Bank of the Commonwealth contributed a matching contribution of $44.2 thousand and a discretionary profit sharing contribution of $20.8 thousand to the 401(k) plan during 2002.

          Non-Employee Director Stock Compensation Plan.  On April 25, 1995 Commonwealth Bankshares’  shareholders approved a non-employee director stock compensation plan.  This plan provided for the issuance of options to acquire 50,000 shares of Commonwealth Bankshares’ common stock to eligible non-employee directors at prices determined by the average of the five most recent trades of the common stock on the over-the-counter market during the period immediately preceding an option’s grant date or such other value per share as was determined by the employee directors.  On April 29, 1997, shareholders approved an amendment to this plan to increase shares available for issuance under this plan to 70,000 shares.  This plan expired January 17, 2000.  However, the terms of this plan continue to govern unexercised options awarded under the plan that have not expired.

          1999 Stock Incentive Plan.  On April 27, 1999, Commonwealth Bankshares’ shareholders approved the Commonwealth Bankshares, Inc. 1999 Stock Incentive Plan.  This plan provides for the issuance of up to the lesser of (i) fifteen percent (15.0%) of Commonwealth Bankshares’ issued and outstanding common stock less the aggregate number of shares subject to issuance pursuant to options granted, or available for grant, under the 1990 plan and non-employee director plan described above, or (ii) 350,000 shares.  Of the aggregate number of shares of Commonwealth Bankshares’ common stock that may be subject to award under this plan, sixty percent (60.0%) are available for issuance to Commonwealth Bankshares’ non-employee directors, and forty percent (40.0%) are available for issuance to Commonwealth Bankshares’ employees.  All the employees of Commonwealth Bankshares and Bank of the Commonwealth, and all other members of the board of directors of Commonwealth Bankshares, are eligible to receive awards under this plan.

          Bank of the Commonwealth Supplemental Executive Retirement Plan.  Effective February 1, 2002, Commonwealth Bankshares’ board of directors approved an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year.  Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicated how the deferred amount is to be deemed invested as between a fund that tracks the value of Commonwealth Bankshares’ stock and a simple interest bearing fund.  The amount of deferred compensation in an executive’s account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank of the Commonwealth’s general creditors until such time as they are distributed to the executive.  Distributions are generally available at retirement age, death, or on account of disability.  In addition, an executive who separates from service for a reason other than because of retirement, death, or disability, is entitled to receive distribution when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions).  Distributions may also be made in certain situations following a change in control.  Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

Management

The following table sets forth the beneficial ownership of the Corporation’s common stock by each of its directors and named executive officers as of March 4, 2003 Corporation’s Common Stock.

Name	Number and Percent of Shares Beneficially Owned (1)(2)

E. Carlton Bowyer	1,626
		*
Laurence C. Fentriss	165,057	(3)
	9.2%
Morton Goldmeier	81,603	(4)
	4.7%
William P. Kellam	35,886	(5)
	2.1%
Thomas W. Moss, Jr.	4,001	(6)
		*
William D. Payne, M.D.	22,854	(7)
	1.3%
Herbert L. Perlin	43,686	(8)
	2.5%
Richard J. Tavss	126,320	(9)
	7.3%
E. J. Woodard, Jr.,	48,951	(10)
CLBB	2.8%
Kenneth J. Young	7,786	(11)
		*
All Directors and executive	562,190
officers as group (12 persons)	28.78%

*	Percentage of ownership is less than 1.0% of the outstanding shares of Common Stock of the Corporation.

(1)

Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options.

(2)	Based on 1,723,939 issued and outstanding shares of common stock as of March 4, 2003.

(3)

Includes (i) 75,000 shares which Mr. Fentriss has the right to acquire through the conversion of convertible preferred securities and (ii) 8,750 shares which Mr. Fentriss’s wife has the right to acquire through the conversion of convertible preferred securities, for which Mr. Fentriss disclaims beneficial ownership.

(4)

Includes (i) 18,000 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options and (ii) 14,122 shares owned by Mr. Goldmeier’s wife, for which Mr. Goldmeier disclaims beneficial ownership, and (iii) 3,750 shares which Mr. Goldmeier has the right to acquire through the conversion of convertible preferred securities.

(5)

Includes (i) 18,000 shares which Mr. Kellam has the right to acquire through the exercise of stock options and (ii) 17,105 shares registered in the name of Mr. Kellam’s wife, for which Mr. Kellam disclaims beneficial ownership.

(6)

Includes (i) 2,000 shares which Mr. Moss has the right to acquire through the exercise of stock options and (ii) 1,500 shares held in trust, representing the proceeds of a self directed individual Retirement Account for the benefit of Thomas W. Moss, Jr.

(7)

Includes (i) 18,000 shares which Dr. Payne has the right to acquire through the exercise of stock options, (ii) 846 shares registered in the name of Dr. Payne’s wife, for which Dr. Payne disclaims beneficial ownership, and (iii) 3,340 shares registered in the name of Payne Pension and Profit Sharing Plan FBO William D. Payne.

(8)

Includes (i) 18,000 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 19,137 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, (iii) 2,125 shares owned jointly by Mr. Perlin and his wife, (iv) 3,795 shares registered as the Perlin Revocable Living Trust, and (v) 205 shares in Mr. Perlin’s investment account at Anderson & Strudwick.

(9)

Includes (i) 18,000 shares which Mr. Tavss has the right to acquire through the exercise of stock options, (ii) 1,285 shares registered in the name of Richard J. Tavss, Custodian for Bobbie J. Tavss, (iii) 492 shares registered in the name of Richard J. Tavss, Custodian for Sanders T. Schoolar V, (iv) 488 shares registered in the name of Richard J. Tavss, Custodian for Zachary I. Maiden, and (v) 439 shares registered in the name of Richard J. Tavss, Custodian for Taylor Tavss Scholar.

(10)

Includes (i) 29,133 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 656 shares registered in the name of E. J. Woodard, Jr., Custodian for Troy Brandon Woodard, (iii) 1,559 shares registered in the name of E. J. Woodard, Jr. and Sharon W. Woodard, Custodians of Troy Brandon Woodard, (iv) 2,022 shares held in trust, representing the proceeds of a self directed Individual Retirement Account for the benefit of E. J. Woodard, Jr., and (v) 9,050 shares owned jointly by Mr. Woodard and his wife.

(11)

Includes (i) 2,000 shares which Mr. Young has the right to acquire through the exercise of stock option, and (ii) 5,250 shares representing the proceeds of a self directed Individual Retirement Account for the benefit of Kenneth J. Young.

Security Ownership of Certain Beneficial Owners

          The following table sets forth certain information with respect to beneficial ownership of the Corporation’s common stock as of March 4, 2003 by each beneficial owner of more than 5.0% of the Corporation’s common stock.

Name and Address Of Holder	Beneficial Ownership

	Shares	Percent

Laurence C. Fentriss	165,057	9.2%
P.O. Box 1459
Richmond, VA 23218
James E. Baxter	90,396	5.2%
418 Lynchell Pl
Richmond, VA 23233

Richard J. Tavss	126,320		7.3%
PO Box 3747
Norfolk, VA 23514
The Collective’s Fund	99,744	(1)	5.8%
666 5th Avenue, 34th floor
New York, NY 10103
Hot Creek Capital, LLC	164,675		9.6%
P.O. Box 3178
Gardenville, NV 89410

(1)  Includes 13,000 shares which are held by other members of an affiliated group.

Item 12.	Certain Relationships and Related Transactions.

Loans to Officers and Directors

          Certain directors and officers of the Corporation and the Bank, members of their immediate families, and corporations, partnerships and other entities with which such persons are associated, are customers of the Bank.  As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2002, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectability or present other unfavorable features.

          As of December 31, 2002, the amount of loans from the Bank to all officers and directors of the Corporation and the Bank, and entities in which they are associated, was approximately $ 3.5 million.  This amount represented 22.7% of the total equity capital of the Bank as of December 31, 2002.

Business Relationships and Transactions with Management

          In the ordinary course of its business, the Corporation and the Bank engaged in certain transactions with their officers and directors in which such officers and directors have a significant interest.  All such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties.  The Bank has from time to time retained the Norfolk, Virginia law firm of Tavss, Fletcher, Maiden and Reed, P.C., of which Mr. Tavss, a director of the Corporation and the Bank, is senior counsel, to perform certain legal services for the Corporation and the Bank.

          In 1984, the Bank entered into a lease with Boush Bank Building Associates, a limited partnership (the “Partnership”), to rent the headquarters building (the “Headquarters”) of the Corporation and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia.  The general partner of the Partnership is Boush Bank Building Corporation.  The limited partners of the Partnership are Messrs. Woodard and Kellam, who are directors of the Corporation and the Bank, and the estate of George H. Burton, a former director.  The lease requires the Bank to pay all taxes, maintenance and insurance.  The term of the lease is twenty-three years and eleven months, and began on December 19, 1984.  In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due.  Interest on this bond is payable monthly, at 68.6% of the prime rate of Suntrust Bank in Richmond, Virginia.  Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank.  The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank’s return on average assets is less than seven-tenths of one percent.  Under this provision the Bank has purchased 54.4% of this property for a total of $999.6 thousand.  No purchases have been made after 1988.  The terms of the lease are not less favorable than could be obtained from a non-related party.

          Additionally, in 1998, the Bank of the Commonwealth entered into a lease with respect to its branch at 1217 Cedar Road, Chesapeake, Virginia with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease.  Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares.  Richard J. Tavss, also one of the landlords under the lease, is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares.  Annual lease payments under the lease currently are $95.1 thousand.  The board of directors of Commonwealth Bankshares received reviewed two independent appraisals with respect to this property prior to entering into this lease.  The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

Item 13.	Exhibits and Reports on Form 8-K.

(a) (3)	Exhibits

	3.1	Articles of Incorporation. Filed June 15, 1988, as Exhibit 3.1 to the Registrant’s Form S-4, and incorporated herein by reference.

	3.2	Bylaws. Filed June 15, 1988, as Exhibit 3.2 to the Registrant’s Form S-4, and incorporated herein by reference.

	3.3	Amendment to Articles of Incorporation dated July 28, 1989. Filed March 20, 1990, as Exhibit 3.3 to the Registrant’s Form 10-K, and incorporated herein by reference.

	3.4	Amendment to Articles of Incorporation dated November, 2000. Filed as Exhibit

	4.1	Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrants’ Registration Statement on form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.2

Declaration of Trust between the Company and the Trust. Included as Exhibit 4.2 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.3

Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.4

Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as trustee , included as Exhibit 4.4 to the Registrants’ Registration Statement on Form S-1, Registration  No. 333-63314, and incorporated herein by reference.

	4.5	Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

	4.6	Form of Junior Subordinated Debt Securities, included as Exhibit 4.4 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.7

Form of Guarantee Agreement with respect to the Convertible Securities, included as Exhibit 4.7 to the Registrants’ Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

	10.1	Lease. Filed June 15, 1988, as Exhibit 10.1 to the Registrants Form S-4, and incorporated herein by reference.

	10.5	Bank of the Commonwealth Directors’ Deferred Compensation Plan. Filed February 1, 2002, as Exhibit 4.1 to the Registrant’s Form S-8, and incorporated herein by reference.

	10.6	Bank of the Commonwealth Supplemental Executive Retirement Plan. Filed February 1, 2002, as Exhibit 4.2 to the Registrant’s Form S-8, and incorporated herein by reference.

	10.7	Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 21, 1989, as Exhibit 10.7 to the Registrant’s Form 10-K, and incorporated herein by reference.

	10.8	Employment Agreement with Edward J. Woodard, Jr. Filed March 20, 1990, as Exhibit 10.8 to Registrant’s Form 10-K, and incorporated herein by reference

	10.9	Employment Agreement with John H. Gayle. Filed March 28, 1991, as Exhibit 10.9 to Registrant’s Form 10-K, and incorporated herein by reference.

	10.10	Amendment to Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 30,1994, as Exhibit 10.10 to Registrant’s Form 10-K, and incorporated herein by reference.

	10.11	Amendment to Employment Agreement with Edward J. Woodard, Jr. Filed March 30, 1994, as Exhibit 10.11 to Registrant’s Form 10-K, and incorporated herein by reference.

	10.12	Amendment to Employment Agreement with John H. Gayle. Filed March 30, 1994, as Exhibit 10.12 to Registrant’s Form 10-K, and incorporated herein by reference.

	10.13	Non-Employee Director Stock Compensation Plan. Filed March 30, 1996, as Exhibit 10.13 to Registrant’s form 10-K, and incorporated herein by reference.

	10.14	Second amendment to deferred supplemental agreement dated December 27, 1978, with Edward J. Woodard, Jr. Filed April 2, 2001 as Exhibit 10.14 to the Registrant’s Form 10-K.

	21.1	Subsidiaries of Registrant.*

	23.1	Consent of Witt, Mares & Company, PLC.*

	24.1	Power of Attorney, included on the signature page herein.*

	99.1	Consolidated Financial Statements. *

*Filed herewith.

(b)	Reports filed on Form 8-K for the quarter ended December 31, 2002.

None

Item 14.		Controls Procedures

(a)

Within the 90-day period prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

(b)

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

COMMONWEALTH BANKSHARES, INC.
(Registrant)

Date: March 27, 2003	by:	/s/ E.J. WOODARD, JR., CLBB

E. J. Woodard, Jr., CLBB
Chairman of the Board, President and Chief Executive Officer

	by:	/s/ JOHN H. GAYLE

John H. Gayle
Executive Vice President & Cashier (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature below constitutes and appoints E.J. Woodard, Jr., CLBB and John H. Gayle, and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully  to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

by:	/s/ E. CARLTON BOWYER

E. Carlton Bowyer
Director

by:	/s/ LAURENCE C. FENTRISS

Laurence C. Fentriss
Director

by:	/s/ MORTON GOLDMEIER

Morton Goldmeier
Director

by:	/s/ WILLIAM P. KELLAM

William P. Kellam
Director

by:	/s/ THOMAS W. MOSS, JR.

Thomas W. Moss, Jr.
Director

by:	/s/ WILLIAM D. PAYNE, M.D.

William D. Payne, M.D.
Director

by:	/s/ HERBERT L. PERLIN

Herbert L. Perlin
Director

by:	/s/ RICHARD J. TAVSS

Richard J. Tavss
Director

by:	/s/ KENNETH J. YOUNG

Kenneth J. Young
Director

CERTIFICATION

I, Edward J. Woodard, Jr., CLBB, Chairman, President, and Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of Commonwealth Bankshares, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ E. J. WOODARD, JR. CLBB

E. J. Woodard, Jr. CLBB,
Chairman of the Board,
President & CEO

I, John H. Gayle, Executive Vice President and Cashier, certify that:

1. I have reviewed this annual report on Form 10-KSB of Commonwealth Bankshares, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this Form annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ JOHN H. GAYLE

John H. Gayle, Executive Vice President
& Cashier