Form 10QSB
period 2003-03-31
COMMONWEALTH BANKSHARES INC
filed 2003-05-13
CIK 835012

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 01-17377

COMMONWEALTH BANKSHARES, INC.

(Exact name of small business issuer as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1460991 (I.R.S. Employer Identification No.)

403 Boush Street Norfolk, Virginia (Address of principal executive offices)	23510 (Zip Code)

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

Common Stock, $2.50 Par Value – 1,723,937 shares as of May 9, 2003

INDEX

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
NORFOLK, VIRGINIA

Item 6.	Exhibits and Reports on 8-K	15

SIGNATURES	16

Board of Directors
Commonwealth Bankshares, Inc.
Norfolk, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiaries as of March 31, 2003 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three month period ended March 31 2003. These financial statements are the responsibility of the Company’s management. The condensed consolidated financial statements of Commonwealth Bankshares, Inc. and subsidiaries as of March 31, 2002, were reviewed by other accountants who have ceased operations and whose report dated April 29, 2002, stated that they were not aware of any material modifications that should be made to those statements in order them to be in conformity with generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the 2003 condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated January 17, 2003, expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ WITT, MARES & COMPANY, PLC

Norfolk, Virginia
May 6, 2003

PART I.

ITEM 1.

FINANCIAL STATEMENTS

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)	March 31, 2002 (Unaudited)

	(Dollars in thousands)
Cash and cash equivalents:
Cash and due from banks	$7,545	$7,370	$6,048
Federal funds sold	—	59	5,926

Total cash and cash equivalents	7,545	7,429	11,974
Interest-bearing deposits in bank	199	97	18,119
Investment securities:
Available for sale	14,132	14,973	14,095
Held to maturity	997	1,047	2,248
Equity securities, restricted, at cost	1,350	1,181	931
Loans held for sale	43,706	27,792	—
Loans receivable:
Commercial	157,718	151,840	131,105
Residential mortgage	33,285	33,995	35,409
Installment loans to individuals	9,025	9,186	10,411
Other	1,915	2,033	2,067

Gross loans	201,943	197,054	178,992
Unearned income	(771)	(731)	(612)
Allowance for loan losses	(2,225)	(2,335)	(2,090)

Loans, net	198,947	193,988	176,290
Premises and equipment, net	5,702	5,813	5,799
Foreclosed real estate	—	—	79
Other assets	4,093	4,194	4,159

	$276,671	$256,514	$233,694

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)	March 31, 2002 (Unaudited)

	(Dollars in thousands)
Liabilities:
Deposits:
Non-interest bearing	$27,740	$25,528	$25,664
Interest-bearing	205,522	202,559	181,765

Total deposits	233,262	228,087	207,429
Short-term borrowings	15,962	1,888	1,144
Long-term debt	426	453	453
Other liabilities	3,777	3,356	3,720

Total liabilities	253,427	233,784	212,746
Convertible preferred securities	7,285	7,285	7,285
Shareholders’ equity:
Common stock, par value $2.50, 5,000,000 shares authorized; 1,723,939, 1,721,621 and 1,706,673 shares issued and outstanding March 31, 2003, December 31, 2002 and March 31, 2002, respectively	4,310	4,304	4,267
Additional paid-in capital	5,586	5,560	5,495
Retained earnings	5,728	5,271	3,875
Accumulated other comprehensive income	335	310	26

Total stockholders’ equity	15,959	15,445	13,663

	$276,671	$256,514	$233,694

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended

	March 31, 2003	March 31, 2002

	(Dollars in thousands)
Interest income:
Loans, including fees	$4,461	$3,812
Investment securities	208	202
Other	2	105

Total interest income	4,671	4,119
Interest expense:
Deposits	1,929	2,252
Other	169	148

Total interest expense	2,098	2,400

Net interest income	2,573	1,719
Provision for loan losses	120	96

Net interest income after provision for loan losses	2,453	1,623
Other income:
Service charges on deposit accounts	215	200
Other service charges and fees	124	131
Loss on sale of foreclosed real estate	(2)	(34)
Other income	62	27

	399	324
Other expenses:
Salaries and employee benefits	1,000	892
Net occupancy	235	172
Furniture and equipment expenses	348	201
Other expenses	488	475

	2,071	1,740

Income before income taxes	781	207
Applicable income taxes	254	48

Net income	$527	$159

Per share data:
Basic	$0.31	$0.09

Diluted	$0.28	$0.08

Dividends per share	$0.040	$0.035

Average shares outstanding:
Basic	1,722,468	1,703,152

Diluted	1,910,595	1,905,039

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended

	March 31, 2003	March 31, 2002

	(Dollars in thousands)
Net income	$527	$159
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	25	(36)

Comprehensive income	$552	$123

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended

	March 31, 2003	March 31, 2002

	(Dollars in thousands)
Operating activities:
Net income	$527	$159
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	120	96
Depreciation and amortization	220	165
Write down of foreclosed real estate	—	13
Increase in interest receivable	(13)	(45)
Loans held for sale	(15,914)	—
Decrease in interest payable	(19)	(36)
Other	544	2,289

Net cash from (used in) operating activities	(14,535)	2,641
Investing activities:
Net increase in interest-bearing deposits in bank	(102)	(4,142)
Purchase of investment securities:
Available for sale	(1,617)	(1,113)
Restricted	(169)	(14)
Proceeds from:
Sales and maturities of securities available for sale	2,495	514
Maturities of securities held to maturity	50	640
Sale of foreclosed real estate	242	240
Net expenditures on foreclosed real estate	(93)	(25)
Net change in loans	(5,230)	(305)
Purchases of premises and equipment	(109)	(397)

Net cash used in investing activities	(4,533)	(4,602)
Financing activities:
Net change in:
Demand deposits and savings deposits	4,383	5,442
Other time deposits	792	(2,922)
Short-term borrowing	14,074	(280)
Principal payments on long-term debt	(27)	(26)
Proceeds from sale of stock	30	27
Cash paid for dividends	(68)	(60)

Net cash from financing activities	19,184	2,181

Net increase in cash and cash equivalents	116	220
Cash and cash equivalents at January 1	7,429	11,754

Cash and cash equivalents at March 31	$7,545	$11,974

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2003

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

NOTE B — EARNINGS PER SHARE

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

The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Corporation’s present intention is to continue concentrating its banking activities in its current market, which the Corporation believes, is an attractive area in which to operate.

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Corporation’s actual results to differ materially from those anticipated, including risks associated with general economic conditions and interest rate trends. These forward looking statements include, but are not limited to, statements regarding management’s expectations that the Bank will continue to experience growth in core operating earnings, improved credit quality and increased service fee income, and that the Corporation may pay cash dividends in the future. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.

EARNINGS SUMMARY

Net income for the quarter ended March 31, 2003 totaled $527,000, an increase of 231.4% over the $159,000 reported in the first quarter of 2002. On a per share basis, diluted earnings rose 250.0% to 28 cents in the first quarter of 2003 from 8 cents in the first quarter of 2002. First quarter basic income equaled 31 cents for the three months ended March 31, 2003 compared to 9 cents for same period of 2002.

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

Net interest income was $2,573,000 for the quarter ended March 31, 2003, an increase of $854,000 or 49.7% over the comparable period in 2002. A decrease in the in the rates being paid on deposits during the first quarter compared to the same quarter of 2002 increased net interest income by $323,000. Net interest income was also positively impacted $318,000 by an agreement the Bank entered into with Gateway Bank in the second half of 2002 to purchase 90% participations in loans secured by first deeds of trust on residential 1 to 4 family dwellings.

INTEREST INCOME

Total interest income was $4,671,000 for the quarter ended March 31, 2003, an increase of $552,000 over the same period of 2002. Interest income was positively effected by an increase in the Corporation’s loan to deposit ratio. This ratio was 105.3% as of March 31, 2003 as compared to 86.3% as of March 31, 2002. The increase in the Corporation’s loan to deposit ratio was brought about by continued strong loan demand and the purchase of loan participations. In August 2002, the Bank entered into an agreement with Gateway Bank to purchase 90% participations in loans secured by first deeds of trust on residential 1 to 4 family dwellings. These loans are pre-committed for sale prior to their funding. As of March 31, 2003, the Bank held 169 of these participation loans totaling of $43,706,000. For the three months ended March 31, 2003, the loan participations have produced $318,000 additional interest income.

INTEREST EXPENSE

Interest expense of $2,098,000 for the quarter ended March 31, 2003 represented a $302,000 decrease from the comparable period in 2002. This decrease was attributable to the substantial overall decrease in the rates being paid on deposits during the first three months of 2003, as compared to the same period of 2002.

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

The provision for loan losses was $120,000 for the first three months of 2003 compared to $96,000 for the same period of 2002. Loan charge-offs for the three months ended March 31, 2003 totaled $230,000 and there were no recoveries for the same period.

At March 31, 2003, the Corporation had a total allowance for loan losses of $2,225,000 or 0.9% of total loans. The table on the following page provides an analysis of the activity in the Corporation’s non-performing assets. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

OTHER INCOME

Other income for the quarter ended March 31, 2003 equaled $399,000, an increase of $75,000 over the $324,000 reported for the three months ended March 31, 2002. The increase in other income is attributable in part to a decrease in the loss on sale of foreclosed real estate, a decrease in losses on fixed assets, and an increase in referral fees.

OTHER EXPENSES

Other expenses for the quarter ended March 31, 2003 totaled $2,071,000, an increase of $331,000 over the $1,740,000 recorded during the quarter ended March 31, 2002. The increase in the three month period is mainly a result of increased depreciation expense from the purchase of a new mainframe that was put into service March 2002 and an increase on maintenance fees for other equipment.

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

NONPERFORMING ASSETS

The Corporation’s non-performing assets consisted of the following:

	March 31, 2003	December 31, 2002

Loans past due 90 days or more and still accruing	$109,000	$18,000
Non-accrual loans	1,456,000	1,711,000
Foreclosed real estate	0	0

Total non-performing	$1,565,000	$1,729,000

Non-performing loans continue to be centered in a relatively small number of loans with large balances. Most of the loans are fully secured and, in management’s opinion, represent minimal risk.

LOAN PORTFOLIO

As of March 31, 2003, 64.2% of the Corporation’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 74.6% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 2003, 79.2% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

CAPITAL POSITION

Shareholders’ equity for the Corporation increased to $15,959,000 from $15,445,000 or 3.3% from December 31, 2002 to March 31, 2003. Shareholders’ equity for March 31, 2003 reflects a $335,000 net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $310,000 net unrealized gain as of December 31, 2002.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At March 31, 2003, the Bank’s risk-adjusted capital ratios were 9.31% for Tier 1 and 10.32% for total capital, well above the required minimums of 4.0% and 8.0% respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, the Corporation was considered well capitalized.

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

CASH DIVIDEND

At the February 18, 2003 meeting, the Board of Directors declared a 4 cent cash dividend per share, payable February 28, 2003 on the Corporation’s common shares for shareholders of record as of February 25, 2003.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

          Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc. (Registrant)
Date: May 9, 2003	by:	/s/ E. J. WOODARD, JR., CLBB

E. J. Woodard, Jr., CLBB Chairman of the Board, President and Chief Executive Officer

by:	/s/ JOHN H. GAYLE

John H. Gayle Executive Vice President & Cashier (Principal Financial Officer)

CERTIFICATION

I, Edward J. Woodard, Jr., CLBB, Chairman, President, and Chief Executive Officer certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Commonwealth Bankshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ E. J. WOODARD, Jr. CLBB

E. J. Woodard, Jr. CLBB, Chairman of the Board, President & CEO

I, John H. Gayle, Executive Vice President and Cashier, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Commonwealth Bankshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ JOHN H. GAYLE

John H. Gayle, Executive Vice President & Cashier