Form 10QSB
period 2003-06-30
COMMONWEALTH BANKSHARES INC
filed 2003-08-13
CIK 835012

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common Stock, $2.50 Par Value—1,725,912 shares as of August 13, 2003

INDEX

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

NORFOLK, VIRGINIA

Board of Directors

Commonwealth Bankshares, Inc.

Norfolk, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiaries as of June 30, 2003 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three month and six month periods ended June 30, 2003. These financial statements are the responsibility of the Company’s management. The condensed consolidated financial statements of Commonwealth Bankshares, Inc. and subsidiaries as of June 30, 2002, were reviewed by other accountants who have ceased operations and whose report dated July 24, 2002, stated that they were not aware of any material modifications that should be made to those statements in order them to be in conformity with generally accepted accounting principles.

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

/s/    WITT MARES EGGLESTON SMITH, PLC

Norfolk, Virginia

August 6, 2003

PART I.

ITEM 1.	FINANCIAL STATEMENTS

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2003 (Unaudited)	December 31, 2002 (Unaudited)	June 30, 2002 (Unaudited)
	(Dollars in thousands)
Cash and cash equivalents:
Cash and due from banks	$7,152	$7,370	$8,496
Federal funds sold	—	59	2,548

Total cash and cash equivalents	7,152	7,429	11,044
Interest-bearing deposits in bank	523	97	3,495
Investment securities:
Available for sale	13,108	14,973	15,583
Held to maturity	928	1,047	2,163
Equity securities, restricted, at cost	1,410	1,181	931
Loans held for sale	32,817	27,792	—
Loans receivable:
Commercial	174,628	151,840	141,939
Residential mortgage	33,660	33,995	36,529
Installment loans to individuals	8,293	9,186	10,204
Other	1,988	2,033	2,152

Gross loans	218,569	197,054	190,824
Unearned income	(810)	(731)	(688)
Allowance for loan losses	(2,307)	(2,335)	(2,169)

Loans, net	215,452	193,988	187,967
Premises and equipment, net	5,617	5,813	5,862
Foreclosed real estate	—	—	—
Other assets	4,658	4,194	4,122

	$281,665	$256,514	$231,167

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)	June 30, 2002 (Unaudited)
	(Dollars in thousands)
Liabilities:
Deposits:
Non-interest bearing	$26,598	$25,528	$25,543
Interest-bearing	206,845	202,559	179,288

Total deposits	233,443	228,087	204,831
Short-term borrowings	20,008	1,888	1,100
Long-term debt	426	453	453
Other liabilities	3,683	3,356	3,342

Total liabilities	257,560	233,784	209,726

Convertible preferred securities	7,285	7,285	7,285

Shareholders’ equity:
Common stock, par value $2.50, 5,000,000 shares authorized; 1,725,888, 1,721,621 and 1,710,336 shares issued and outstanding June 30, 2003, December 31, 2002 and June 30, 2002, respectively	4,315	4,304	4,276
Additional paid-in capital	5,607	5,560	5,513
Retained earnings	6,387	5,271	4,164
Accumulated other comprehensive income	511	310	203

Total stockholders’ equity	16,820	15,445	14,156

	$281,665	$256,514	$231,167

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,678	$3,968	$9,139	$7,780
Investment securities	213	284	421	486
Other	2	42	4	147

Total interest income	4,893	4,294	9,564	8,413
Interest expense:
Deposits	1,878	2,158	3,807	4,410
Other	188	153	357	301

Total interest expense	2,066	2,311	4,164	4,711

Net interest income	2,827	1,983	5,400	3,702
Provision for loan losses	120	96	240	192

Net interest income after provision for loan losses	2,707	1,887	5,160	3,510
Other income:
Service charges on deposit accounts	231	216	446	416
Other service charges and fees	130	152	254	283
Loss on sale of foreclosed real estate	(2)	(3)	(4)	(37)
Other income	67	69	129	96

	426	434	825	758
Other expenses:
Salaries and employee benefits	1,004	869	2,004	1,761
Net occupancy	230	193	465	365
Furniture and equipment expenses	253	267	601	468
Other expenses	591	492	1,079	967

	2,078	1,821	4,149	3,561

Income before income taxes	1,055	500	1,836	707
Applicable income taxes	327	152	581	200

Net income	$728	$348	$1,255	$507

Per share data (see Note B):
Basic	$0.42	$0.21	$0.73	$0.30

Diluted	$0.29	$0.16	$0.48	$0.25

Dividends per share	$0.04	$0.035	$0.08	$0.070

Average shares outstanding:
Basic	1,724,620	1,706,763	1,723,550	1,704,967

Diluted	2,823,372	2,816,261	2,822,302	2,814,465

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended
	June 30, 2003	June 30, 2002
	(Dollars in thousands)
Net income	$1,255	$507
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	201	141

Comprehensive income	$1,456	$648

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2003	June 30, 2002
	(Dollars in thousands)
Operating activities:
Net income	$1,255	$507
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	240	192
Depreciation and amortization	449	379
Write down of foreclosed real estate	—	21
Increase in interest receivable	(35)	(177)
Decrease in loans held for sale	(5,025)	—
Decrease in interest payable	(5)	(107)
Other	(199)	2,047

Net cash from (used in) operating activities	(3,320)	2,862
Investing activities:
Net increase in interest-bearing deposits in bank	(426)	(10,482)
Purchase of investment securities:
Available for sale	(2,425)	(2,332)
Restricted	(229)	(14)
Proceeds from:
Sales and maturities of securities available for sale	4,594	514
Maturities of securities held to maturity	119	724
Sale of foreclosed real estate	242	320
Net expenditures on foreclosed real estate	(95)	(29)
Net change in loans	(21,855)	(12,078)
Purchases of premises and equipment	(250)	(666)

Net cash used in investing activities	(20,325)	(3,079)
Financing activities:
Net change in:
Demand deposits and savings deposits	2,612	7,782
Other time deposits	2,744	(7,860)
Short-term borrowing	18,120	(324)
Principal payments on long-term debt	(27)	(26)
Proceeds from sale of stock	56	54
Cash paid for dividends	(137)	(119)

Net cash from financing activities	23,368	(493)

Net decrease in cash and cash equivalents	(277)	(710)
Cash and cash equivalents at January 1	7,429	11,754

Cash and cash equivalents at June 30	$7,152	$11,044

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2003

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

NOTE B—EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period.

The following is a reconciliation of the basic and diluted earnings per share computations.

	Three months ended		Six months ended
	2003	2002	2003	2002
Earnings available to common shareholders	$728,000	$348,000	$1,255,000	$507,000
Weighted average shares outstanding	1,724,620	1,706,763	1,723,550	1,704,967
Basic earnings per common share	$0.42	$0.21	$0.73	$0.30

Effect of Dilutive Securities:
Earnings available to common shareholders	$728,000	$348,000	$1,255,000	$507,000
Convertible preferred securities interest net of tax effect	96,162	96,162	192,324	192,324

Earnings available to common plus assumed conversions	$824,162	$444,162	$1,447,324	$699,324

Effect of dilutive securities on EPS:
Weighted average shares outstanding	1,724,620	1,706,763	1,723,550	1,704,967
Effect of stock options	188,127	198,873	188,127	198,873
Effect of convertible preferred securities	910,625	910,625	910,625	910,625
Diluted average shares outstanding	2,823,372	2,816,261	2,822,302	2,814,465

Diluted earnings per share as reported		$0.19		$0.27
Diluted earnings per share as restated	$0.29	$0.16	$0.51	$0.25

2002 restated per the 8-K filed August 13, 2003

PART I.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

STOCK COMPENSATION PLANS

The Company applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Compensation Plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-form disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

EARNINGS SUMMARY

Net income for the quarter ended June 30, 2003 totaled $728,000, an increase of 109.2% over the $348,000 reported in the second quarter of 2002. On a per share basis, second quarter diluted income equaled 29 cents for 2003 compared to 16 cents for 2002. Basic income equaled 42 cents for the three months ended June 30, 2003 compared to 21 cents for the same period of 2002.

Net income for the six months ended June 30, 2003 totaled $1,255,000, an increase of 147.5% over the $507,000 reported for the six months ended June 30, 2002. On a per share basis, diluted income equaled 48 cents for 2003 compared to 25 cents for 2002. Basic income equaled 73 cents for the six months ended June 30, 2003 compared to 30 cents for the same period of 2002.

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

Net interest income was $2,827,000 for the quarter ended June 30, 2003, an increase of $844,000 or 42.6% over the comparable period in 2002. For the six months ended June 30, 2003, net interest income increased to $5,400,000, an increase of $1,698,000 over 2002. A decrease in the rates being paid on deposits during the six months ended June 30, 2003 compared to the same period of 2002 increased net interest by $603,000. Net interest income was also positively impacted $629,000 by an agreement the Bank entered into with Gateway Bank in the second half of 2002 to purchase 90% participations in loans secured by first deeds of trust on residential 1 to 4 family dwellings.

INTEREST INCOME

Total interest income was $4,893,000 for the quarter ended June 30, 2003, an increase of $599,000 over the same period of 2002. Interest income for the six months ended June 30, 2003 was $9,564,000, an increase of $1,151,000 from the same period of 2002. Interest income was positively effected by an increase in the Corporation’s loan to deposit ratio. This ratio was 107.7% as of June 30, 2003 as compared to 93.2% as of June 30, 2002. The increase in the Corporation’s loan to deposit ratio was brought about by continued strong loan demand and the purchase of loan participations. In August 2002, the Bank entered into an agreement with Gateway Bank to purchase 90% participations in loans secured by first deeds of trust on residential 1 to 4 family dwellings. These loans are pre-committed for sale prior to their funding. As of June 30, 2003, the Bank held 209 of these participation loans totaling of $32,817,000. For the six months ended June 30, 2003, the loan participations have produced $629,000 additional interest income.

INTEREST EXPENSE

Interest expense of $2,066,000 for the quarter ended June 30, 2003 represented a $245,000 decrease from the comparable period in 2002. For the six months ended June 30, 2003, interest expense decreased by $547,000 or 11.6% over the same period of 2002. This decrease was attributable to the substantial overall decrease in the rates being paid on deposits during the first six months of 2003, as compared to the same period of 2002.

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

The provision for loan losses was $240,000 for the first six months of 2003 compared to $192,000 for the same period of 2002. Loan charge-offs for the six months ended June 30, 2003 totaled $269,000 and recoveries for the same period totaled $1,000.

At June 30, 2003, the Corporation had a total allowance for loan losses of $2,307,000 or 0.9% of total loans. The table on the following page provides an analysis of the activity in the Corporation’s non-performing assets. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

OTHER INCOME

Other income for the quarter ended June 30, 2003 equaled $426,000, a decrease of $8,000 over the $434,000 reported for the quarter ended June 30, 2002. For the six months ended June 30, 2003, other income equaled $825,000 as compared to $758,000 for the six months ended June 30, 2002. The increase in other income is attributable in part to an increase in the income the Bank received from its merchant card program.

OTHER EXPENSES

Other expenses for the quarter ended June 30, 2003 totaled $2,078,000, an increase of $257,000 over the $1,821,000 recorded during the quarter ended June 30, 2002. For the six months ended June 30, 2003 other expenses increased to $4,149,000 or 16.5% from the $3,561,000 recorded for the same period of 2002. The increase in the six month period of 2003 was mainly a result of increased depreciation expense from the purchase of a new mainframe that was put into service March 2002 and an increase in maintenance fees of other equipment.

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

NONPERFORMING ASSETS

The Corporation’s non-performing assets consisted of the following:

	June 30, 2003	December 31, 2002
Loans past due 90 days or more and still accruing	$279,000	$18,000
Non-accrual loans	1,038,000	1,711,000
Foreclosed real estate	0	0

Total non-performing	$1,317,000	$1,729,000

Non-performing loans continue to be centered in a relatively small number of loans with large balances. Most of the loans are fully secured and, in management’s opinion, represent minimal risk.

LOAN PORTFOLIO

As of June 30, 2003, 69.5% of the Corporation’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 72.8% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 2003, 77.0% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

CAPITAL POSITION

Shareholders’ equity for the Corporation increased to $16,820,000 from $15,445,000 or 8.9% from December 31, 2002 to June 30, 2003. Shareholders’ equity for June 30, 2003 reflects a $511,000 net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $310,000 net unrealized gain as of December 31, 2002.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At June 30, 2003, the Bank’s risk-adjusted capital ratios were 8.21% for Tier 1 and 10.10% for total capital, well above the required minimums of 4.0% and 8.0% respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debts instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, the Bank was considered well capitalized.

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

CASH DIVIDEND

At the July 15, 2003 meeting, the Board of Directors declared a 4 cent dividend per share, payable August 29, 2003 on the Corporation’s common shares for shareholders of record as of August 25, 2003.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Within the 90-day period prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s Exchange Act filings.

(b)	There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Corporation carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH BANKSHARES, INC. (Registrant)

Date: August 13, 2003	By:	/s/ E. J. WOODARD, JR.
E. J. Woodard, Jr., CLBB Chairman of the Board, President and Chief Executive Officer

	By:	/s/ JOHN H. GAYLE
John H. Gayle Executive Vice President & Cashier (Principal Financial Officer)