Form 10QSB
period 2003-09-30
COMMONWEALTH BANKSHARES INC
filed 2003-11-13
CIK 835012

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Common Stock, $2.50 Par Value—1,865,807 shares as of November 7, 2003

INDEX

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

NORFOLK, VIRGINIA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Certified Public Accountants

Condensed consolidated balance sheets —September 30, 2003, December 31, 2002 and September 30, 2002.

Condensed consolidated statements of income —Three months ended September 30, 2003 and 2002 —Nine months ended September 30, 2003 and 2002

Condensed consolidated statements of comprehensive income —Nine months ended September 30, 2003 and 2002.

Condensed consolidated statements of cash flows —Nine months ended September 30, 2003 and 2002.

Notes to condensed consolidated financial statements —September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on 8-K

SIGNATURES

Board of Directors

Commonwealth Bankshares, Inc.

Norfolk, Virginia

We have reviewed the accompanying condensed consolidated balance sheet of Commonwealth Bankshares, Inc. and its subsidiaries as of September 30, 2003 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three month and nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/    WITT MARES EGGLESTON SMITH, PLC

Norfolk, Virginia

October 31, 2003

PART I.

ITEM 1. FINANCIAL STATEMENTS

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003	December 31, 2002	September 30, 2002
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents:
Cash and due from banks	$8,498	$7,370	$9,647
Interest-bearing deposits in bank	265	97	3,134
Federal funds sold	215	59	157

Total cash and cash equivalents	8,978	7,526	12,938

Investment securities:
Available for sale	12,341	14,973	15,552
Held to maturity	879	1,047	1,829

Equity securities, restricted, at cost	1,173	1,181	1,507

Loans held for sale	21,930	27,792	22,766

Loans receivable:
Commercial	180,276	151,840	144,751
Residential mortgage	34,579	33,995	35,357
Installment loans to individuals	8,126	9,186	9,726
Other	1,454	2,033	2,062

Gross loans	224,435	197,054	191,896
Unearned income	(898)	(731)	(668)
Allowance for loan losses	(2,371)	(2,335)	(2,217)

Loans, net	221,166	193,988	189,011

Premises and equipment, net	5,495	5,813	5,870

Other assets	4,642	4,194	3,967

	$276,604	$256,514	$253,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2003	December 31, 2002	September 30, 2002
	(Unaudited)	(Audited)	(Unaudited)
	(Dollars in thousands)
Liabilities:
Deposits:
Non-interest bearing	$29,435	$25,528	$27,893
Interest-bearing	217,471	202,559	179,273

Total deposits	246,906	228,087	207,166

Short-term borrowings	649	1,888	20,556
Long-term debt	426	453	453
Other liabilities	3,858	3,356	3,231

Total liabilities	251,839	233,784	231,406

Convertible preferred securities	6,334	7,285	7,285

Shareholders’ equity:
Common stock, par value $2.50, 5,000,000 shares authorized; 1,847,123, 1,721,621 and 1,710,436 shares issued and outstanding September 30, 2003, December 31, 2002 and September 30, 2002, respectively	4,618	4,304	4,276
Additional paid-in capital	6,294	5,560	5,514
Retained earnings	7,152	5,271	4,735
Accumulated other comprehensive income	367	310	224

Total stockholders’ equity	18,431	15,445	14,749

	$276,604	$256,514	$253,440

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(Dollars in thousands)
Interest income:
Loans, including fees	$4,750	$4,276	$13,889	$12,056
Investment securities	202	159	623	645
Other	5	109	9	256

Total interest income	4,957	4,544	14,521	12,957
Interest expense:
Deposits	1,943	2,048	5,750	6,458
Other	177	162	534	463

Total interest expense	2,120	2,210	6,284	6,921

Net interest income	2,837	2,334	8,237	6,036
Provision for loan losses	135	107	375	299

Net interest income after provision for loan losses	2,702	2,227	7,862	5,737

Other income:
Service charges on deposit accounts	217	206	663	622
Other service charges and fees	138	150	392	433
Loss on sale of foreclosed real estate	—	—	(4)	(37)
Other income	98	121	227	217

	453	477	1,278	1,235

Other expenses:
Salaries and employee benefits	1,008	859	3,012	2,620
Net occupancy	219	193	684	558
Furniture and equipment expenses	274	271	875	739
Other expenses	563	544	1,642	1,511

	2,064	1,867	6,213	5,428

Income before income taxes	1,091	837	2,927	1,544

Applicable income taxes	256	265	837	465

Net income	$835	$572	$2,090	$1,079

Per share data (see Note B):
Basic	$0.47	$0.33	$1.20	$0.63

Diluted	$0.33	$0.24	$0.84	$0.49

Dividends per share	$0.04	—	$0.12	$0.07

Average shares outstanding:
Basic	1,765,561	1,710,436	1,737,700	1,706,810

Diluted	2,825,731	2,819,934	2,823,450	2,816,308

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Nine months ended
	September 30, 2003	September 30, 2002
	(Dollars in thousands)
Net income	$2,090	$1,079

Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	57	162

Comprehensive income	$2,147	$1,241

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,	September 30,
	2003	2002
	(Dollars in thousands)
Operating activities:
Net income	$2,090	$1,079
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	375	299
Depreciation and amortization	669	597
Write down of foreclosed real estate	—	21
Increase in interest receivable	(122)	(35)
Decrease (increase) in loans held for sale	5,862	(22,766)
Increase (decrease) in interest payable	21	(194)
Other	104	2,026

Net cash provided by (used in) operating activities	8,999	(18,973)

Investing activities:
Purchase of investment securities:
Available for sale	(3,235)	(2,872)
Proceeds from:
Sales and maturities of securities available for sale	5,953	1,114
Maturities of securities held to maturity	168	1,061
Sale of foreclosed real estate	242	320
Net change in restricted securities	8	(590)
Net expenditures on foreclosed real estate	(95)	(29)
Net change in loans	(27,681)	(13,229)
Purchases of premises and equipment	(348)	(893)

Net cash used in investing activities	(24,988)	(15,118)

Financing activities:
Net change in:
Demand deposits and savings deposits	10,168	9,176
Other time deposits	8,651	(6,919)
Short-term borrowing	(1,239)	19,132
Principal payments on long-term debt	(27)	(26)
Proceeds from sale of stock	97	54
Cash paid for dividends	(209)	(119)

Net cash provided by financing activities	17,441	21,298

Net increase (decrease) in cash and cash equivalents	1,452	(12,793)
Cash and cash equivalents at January 1	7,526	25,731

Cash and cash equivalents at September 30	$8,978	$12,938

See notes to condensed consolidated financial statements.

COMMONWEALTH BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2003

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

NOTE B—EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period.

The following is a reconciliation of the basic and diluted earnings per share computations.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Earnings available to common shareholders	$835,000	$572,000	$2,090,000	$1,079,000
Weighted average shares outstanding	1,765,561	1,710,436	1,737,700	1,706,810

Basic earnings per common share	$0.47	$0.33	$1.20	$0.63

Effect of Dilutive Securities:
Earnings available to common shareholders	$835,000	$572,000	$2,090,000	$1,079,000
Convertible preferred securities interest net of tax effect	85,644	96,162	277,969	288,486

Earnings available to common plus assumed conversions	$920,644	$668,162	$2,367,969	$1,367,486

Effect of dilutive securities on EPS:
Weighted average shares outstanding	1,765,561	1,710,436	1,737,700	1,706,810
Effect of stock options	188,127	198,873	188,127	198,873
Effect of convertible preferred securities	872,043	910,625	897,623	910,625

Diluted average shares outstanding	2,825,731	2,819,934	2,823,450	2,816,308

Diluted earnings per share	$0.33	$0.24	$0.84	$0.49

2002 restated per the 8-K filed August 13, 2003

PART I.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

STOCK COMPENSATION PLANS

The Company applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Compensation Plans. Accordingly, no compensation cost has been recognized for these plans against earnings. For those companies applying APB 25, FASB Statement No. 123, Accounting for Stock-Based Compensation, requires certain pro-forma disclosures of net income and earnings per share. Net income and earnings per share computed under FASB Statement No. 123 do not materially differ from the amounts reported.

EARNINGS SUMMARY

Net income for the quarter ended September 30, 2003 totaled $835,000, an increase of 46.0% over the $572,000 reported in the third quarter of 2002. On a per share basis, third quarter diluted income equaled 33 cents for 2003 compared to 24 cents for 2002. Basic income equaled 47 cents for the three months ended September 30, 2003 compared to 33 cents for the same period of 2002.

Net income for the nine months ended September 30, 2003 totaled $2,090,000, an increase of 93.7% over the $1,079,000 reported for the nine months ended September 30, 2002. On a per share basis, diluted income equaled 84 cents for 2003 compared to 49 cents for 2002. Basic income equaled $1.20 for the nine months ended September 30, 2003 compared to 63 cents for the same period of 2002.

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

Net interest income was $2,837,000 for the quarter ended September 30, 2003, an increase of $503,000 or 21.6% over the comparable period in 2002. For the nine months ended September 30, 2003, net interest income increased to $8,237,000, an increase of $2,201,000 over 2002. A decrease in the rates being paid on deposits during the nine months ended September 30, 2003 compared to the same period of 2002 increased net interest by $708,000. Net interest income was also positively impacted $920,000 by an agreement the Bank entered into with Gateway Bank in the second half of 2002 to purchase 90% participations in loans secured by first deeds of trust on residential 1 to 4 family dwellings.

INTEREST INCOME

Total interest income was $4,957,000 for the quarter ended September 30, 2003, an increase of $413,000 over the same period of 2002. Interest income for the nine months ended September 30, 2003 was $14,521,000, an increase of $1,564,000 from the same period of 2002. Interest income was positively effected by a 14.8% increase in the Corporation’s loan portfolio brought about by continued strong loan demand and the purchase of loan participations. In August 2002, the Bank entered into an agreement with Gateway Bank to purchase 90% participations in loans secured by first deeds of trust on residential 1 to 4 family dwellings. These loans are pre-committed for sale prior to their funding. As of September 30, 2003, the Bank held 117 of these participation loans totaling of $21,930,000.

INTEREST EXPENSE

Interest expense of $2,120,000 for the quarter ended September 30, 2003 represented a $90,000 decrease from the comparable period in 2002. For the nine months ended September 30, 2003, interest expense decreased by $637,000 or 9.2% over the same period of 2002. This decrease was attributable to the substantial overall decrease in the rates being paid on deposits during the first nine months of 2003, as compared to the same period of 2002.

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

The provision for loan losses was $375,000 for the first nine months of 2003 compared to $299,000 for the same period of 2002. Loan charge-offs for the nine months ended September 30, 2003 totaled $350,000 and recoveries for the same period totaled $11,000.

At September 30, 2003, the Corporation had a total allowance for loan losses of $2,371,000 or 1.0% of total loans. On October 17, 2003, the Corporation declared a significant borrower in default. While the total loss is not currently determinable, the Corporation estimates that it could incur a maximum after tax effect of $650,000 as a result of this default. The Corporation is not currently able to estimate the size of the loss due to uncertainties regarding the liquidation of the collateral and the outcome of a suit against the loan guarantors. When determinable, the loss will be a one time charge to the allowance for loan losses. Management believes that the current allowance for loan losses is sufficient to absorb any potential loss associated with this credit and the potential loss will not negatively impact the Corporation’s ability to conduct its business on a going forward basis. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate. The table on the following page provides an analysis of the activity in the Corporation’s non-performing assets

OTHER INCOME

Other income for the quarter ended September 30, 2003 equaled $453,000, a decrease of $24,000 over the $477,000 reported for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, other income equaled $1,278,000 as compared to $1,235,000 for the nine months ended September 30, 2002.

OTHER EXPENSES

Other expenses for the quarter ended September 30, 2003 totaled $2,064,000, an increase of $197,000 over the $1,867,000 recorded during the quarter ended September 30, 2002. For the nine months ended September 30, 2003 other expenses increased to $6,213,000 or 14.5% from the $5,428,000 recorded for the same period of 2002. The increase in the nine month period of 2003 was mainly a result of increased depreciation expense from the purchase of a new mainframe that was put into service March 2002 and an increase in maintenance fees of other equipment.

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

NONPERFORMING ASSETS

The Corporation’s non-performing assets consisted of the following:

	September 30, 2003	December 31, 2002
Loans past due 90 days or more and still accruing	$69,000	$18,000
Non-accrual loans	1,649,000	1,711,000
Foreclosed real estate	0	0

Total non-performing	$1,718,000	$1,729,000

Non-performing loans continue to be centered in a relatively small number of loans with large balances. Most of the loans are fully secured and, in management’s opinion, represent minimal risk.

LOAN PORTFOLIO

As of September 30, 2003, 73.2% of the Corporation’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 75.0% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 2003, 77.8% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

CAPITAL POSITION

Shareholders’ equity for the Corporation increased to $18,431,000 from $15,445,000 or 19.3% from December 31, 2002 to September 30, 2003. Shareholders’ equity for September 30, 2003 reflects a $367,000 net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $310,000 net unrealized gain as of December 31, 2002.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At September 30, 2003, the Bank’s risk-adjusted capital ratios were 8.15% for Tier 1 and 10.51% for total capital, well above the required minimums of 4.0% and 8.0% respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debts instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Deposit Insurance Corporation (FDIC) rules, the Bank was considered well capitalized.

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

CASH DIVIDEND

At the October 19, 2003 meeting, the Board of Directors declared a 4 cent dividend per share, payable November 28, 2003 on the Corporation’s common shares for shareholders of record as of November 24, 2003.

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

(b)	There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Corporation carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc. (Registrant)

Date: November 7, 2003	by:	/s/ E. J. Woodard, Jr.
E. J. Woodard, Jr., CLBB Chairman of the Board, President and Chief Executive Officer

:	by:	/s/ John H. Gayle
John H. Gayle Executive Vice President & Cashier (Principal Financial Officer)