Form 10KSB
period 2003-12-31
COMMONWEALTH BANKSHARES INC
filed 2004-03-30
CIK 835012

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $2.50 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenue for fiscal year ended December 31, 2003:  $21.0 million

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 2004:  $34.9 million (In calculating the aggregate market value, the registrant used the closing sale price of the registrant’s common stock on the NASDAQ National Market on March 4, 2004 which was $18.06 per share, voting stock held by non-affiliates of the registrant at March 4, 2004 was 1,930,124 shares).

Shares of common equity outstanding as of March 4, 2004:  Common Stock, $2.50 Par Value - 1,930,124 shares

Part I

Item 1. Description of Business

The Company and the Bank. The sole business of Commonwealth Bankshares, Inc. (the “Parent”) is to serve as a holding company for Bank of the Commonwealth (the “Bank”). The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk, Virginia. The Bank currently operates three branches in Norfolk, four branches in Virginia Beach, one branch in Chesapeake, and one branch in Portsmouth.

The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company”.

Principal Market Area. The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Company’s present intention is to continue concentrating its banking activities in its current market, which the Company believes is an attractive area in which to operate.

Banking Service. Through its network of banking facilities, the Bank provides a wide range of commercial banking services to individuals and small to medium-sized businesses. The Bank conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the initiating of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers other related services, such as home banking, trust, travelers’ checks, safe deposit, lock box, depositor transfer, customer note payment, collections, notary public, escrow, drive-in facility and other customary banking services.

Competition

The Bank encounters strong competition for its banking services within its primary market area. There are fourteen commercial banks actively engaged in business in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia, including five major statewide banking organizations. Finance companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. In some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally.

Employees

As of December 31, 2003, the Bank had 91 full-time equivalent employees. Management of the Company and the Bank considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Bank has never experienced any strike or labor dispute.

Regulation and Supervision

Commonwealth Bankshares, Inc.

Bank Holding Company Act. In order to acquire the shares of the Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, the Parent was required to obtain approval from, and register as a bank holding company, with the Federal Reserve Board (the “Board”), and it is subject to ongoing regulation, supervision and examination by the Board. As a condition to its approval, the Board required the Parent to agree that it would obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness. The Parent is required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Board approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5.0% of such shares, unless it already owns or controls a majority of such voting shares. Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Any acquisition by a bank holding company of more than 5.0% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless such acquisition is specifically authorized by the laws of that second state.

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

A bank holding company may not, without providing prior notice to the Board, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Company for all purchases or redemptions by the Company of its equity securities within the preceding 12 months, will equal 10.0% or more of the Company’s consolidated net worth, unless it meets the requirements of a well capitalized and well managed organization.

Dividend Restrictions. The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank’s ability to pay dividends. See Note 8 to Consolidated Financial Statements included as exhibit 99.1 of this report.

Virginia Financial Institution Holding Company Act. Under certain amendments to the Virginia Financial Institutions Holding Company Act that became effective July 1, 1983, no Company, partnership or other business entity may acquire, or make any public offer to acquire, more than 5.0% of the stock of any Virginia financial institution, or any Virginia financial institution holding company, unless it first files an application with the Virginia State Corporation Commission – Bureau of Financial Institutions (“SCC”). The SCC is directed by the statute to solicit the views of the affected financial institution, or financial institution holding company, with respect to such stock acquisition, and is empowered to conduct an investigation during the 60 days following receipt of such an application. If the SCC takes no action within the prescribed period, or if during the prescribed period it issues notice of its intent not to disapprove an application, the acquisition may be completed. Under the Bank Holding Company Act, the Board may disapprove an application or approve an application subject to such conditions as it may deem advisable.

Securities and Exchange Commission Regulation. The Company is required to make certain periodic filings with the Securities and Exchange Commission (“SEC”) as well as file certain reports on the occurrence of certain material events specified in the Securities Exchange Act of 1934 (“Exchange Act”). Specifically, the Company is required to file quarterly and annual reports with the SEC under Section 13 of the Exchange Act, furnish annual reports to shareholders prior to annual meetings of shareholders, and send proxy statements to shareholders prior to any shareholders’ meeting, all of which must comply with the provisions of the Exchange Act. In addition, directors, officers and certain shareholders must make detailed disclosures under the Exchange Act regarding their ownership of the Company’s common stock.

Any material the Company files with the SEC is available to be read and copied by the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The information required by Guide 3 has been included under Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Description of Properties

The headquarters building (the “Headquarters”) of the Company and the Bank, located at the corners of Freemason and Boush Streets, Norfolk, Virginia, was completed in 1986 and is a three story building of masonry construction, with approximately 21.0 thousand square feet of floor space. The Bank utilizes the building for its main office branch, executive offices, and operational departments. The Company currently subleases to outside parties approximately 4.0 thousand square feet on the third floor. The office operates four teller windows, including two drive-up facilities, one walk-up facility and a 24 hour teller machine.

The Bank has entered into a lease with Boush Bank Building Associates, a limited partnership (the “Partnership”), to rent the Headquarters. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of SunTrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986 an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties unless the Bank’s return on average assets is less than seven-tenths of one percent. Under this provision the Bank purchased 19.7% of this property for $362.2 thousand in 1987. At the time of the 1987 purchase the Bank assumed $305.7 thousand of the above-mentioned bond. Pursuant to the purchase option contained in the lease agreement, the Bank recorded an additional interest of $637.4 thousand (34.7%) in the leased property as of December 31, 1988 by assuming a corresponding portion ($521.9 thousand) of the unpaid balance of the related revenue bond and applying the difference of $115.5 thousand to amounts due from the lessor. Accordingly the Bank now owns 54.4%, of the Headquarters property. No purchases have been made after 1988.

The general partner of the Partnership is Boush Bank Building Company. The limited partners of the Partnership are Messrs. Woodard and Kellam, who are directors of the Bank and the Company and the estate of George H. Burton, a former director. In the opinion of the Company, the terms of the lease are not less favorable than could be obtained from a non-related party. Prior to executing the lease, the shareholders of the Bank owning a majority of Bank common stock consented to the foregoing lease. Additionally, formal shareholder approval of the lease, due to the above described interest of the Bank’s directors, was obtained during the Bank’s 1985 Annual Meeting of Shareholders.

In addition to the headquarters, the Bank operates two branch offices in Norfolk, four branches in Virginia Beach, one branch in Chesapeake, and one branch in Portsmouth. The Norfolk branches are located at the Webb Center on the campus of Old Dominion University and 4101 Granby Street. The Virginia Beach branch offices are located at 225 South Rosemont Road, 2712 North Mall Drive, 1124 First Colonial Road and 1870 Kempsville Road. The address of the Chesapeake branch is 1217 Cedar Road. The address of the Portsmouth branch is 4940 West Norfolk Road. The branch location at First Colonial Road, Virginia Beach and the West Norfolk Road branch in Portsmouth are owned by the Bank and the remaining six are leased under long-term operating leases with renewal options, at total annual rentals of approximately $295.5 thousand.

Item 3. Legal Proceedings

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings incidental to its businesses other than those arising in the ordinary course of business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of 2003.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information. The Company’s common stock began trading on the NASDAQ National Market under the symbol CWBS on October 30, 2000. Prior to listing on the NASDAQ National Market, the Company’s common stock traded on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”), a NASDAQ sponsored and operated inter-dealer quotation system for equity securities not listed on the NASDAQ Stock Market. Set forth below is high and low trading information for the common stock for each quarter during 2003 and 2002.

Common Stock Performance

	Common Stock Prices
	2003		2002
	High	Low	High	Low
First Quarter	$16.70	$11.07	$7.70	$6.65
Second Quarter	$15.30	$12.57	$8.47	$7.30
Third Quarter	$20.00	$15.25	$9.27	$8.05
Fourth Quarter	$20.00	$18.30	$11.96	$8.92

Holders of Record. The Company had 1,930,124 shares of common stock outstanding as of March 4, 2004, held by approximately 340 shareholders of record.

Dividends. The Company paid a $0.04 cash dividend on February 28, May 31, August 29, and November 30 of 2003, and a $0.035 cash dividend on March 31, June 30, and November 30 of 2002 and March 31, June 30, September 30, and December 31 of 2001.

In April 1999, the Company’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Under this Plan, shares purchased from the Company with reinvested dividends are issued at a five percent (5.0%) discount from market value. The Plan also permits participants to make optional cash payments of up to $20.0 thousand per quarter for the purchase of additional shares of the Company’s common stock. These shares are issued at market value without incurring brokerage commissions. Of the $283.6 thousand in dividends that were paid in 2003, $89.7 thousand were reinvested. In 2002, $179.2 thousand was paid in dividends with $66.4 thousand reinvested. In 2003, $51.7 thousand was invested through the optional cash payment plan compared to $11.0 thousand in 2002.

The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank’s ability to pay dividends. See Note 8 to Consolidated Financial Statements included as exhibit 99.1 of this report.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	236,776	(1)	$9.31	19,731	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	236,776	(1)	$9.31	19,731	(2)

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock options plans.
(2)	Represents shares available for future issuance under the Company’s stock options plans.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

This commentary provides an overview of the Company’s financial condition, changes in financial condition and results of operations for the years 2003 through 2001. This section of Form 10-KSB should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included as Exhibit 99.1 of this Form 10-KSB.

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated, including risks associated with general economic conditions and interest rate trends. These forward looking statements include, but are not limited to, statements regarding management’s expectations that the Company will continue to experience growth in core operating earnings, improved credit quality and increased service fee income, and that the Company may pay cash dividends in the future. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date hereof.

Results of Operations and Financial Condition

Commonwealth Bankshares, Inc. and Subsidiaries

Earnings Overview

Management views 2003 as an outstanding year for Commonwealth Bankshares, Inc. The Company’s net income for 2003 reached a record $2.5 million or a 51.9% increase from the $1.7 million reported for the year ended 2002. Net income in 2002 represented a 190.0% increase from the $577.3 thousand reported for the year 2001. Earnings per share has steadily increased in conjunction with the Company’s record earnings performance. Basic earnings per share during 2003 equaled $1.44 per share, an increase of 46.9% or $0.46 per share over the $0.98 per share reported in 2002. Basic earnings per share increased 188.2% during 2002 over the $0.34 per share reported in 2001. With the dilutive effect of common stock equivalents, earnings per share was $1.03 for 2003, $0.73 for 2002 and $0.31 for 2001. Management has increased its dividends paid out to its shareholders in order to share in the Company’s success. In 2003, total dividends paid out to its shareholders equaled $0.16 per share up 52.4% from $0.105 per share paid in 2002. Book value per share has also seen favorable increases. Book value per share for the years 2003, 2002, and 2001 was $10.16, $8.97 and $7.97, respectively.

The Company’s core earnings defined by the Company as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as security gains, grew to $4.3 million in 2003 compared with the $2.8 million reported at December 31, 2002.

ROA equaled 0.91% in 2003 compared with 0.70% in 2002 and 0.25% in 2001. ROE equaled 14.75% in 2003 compared with 11.69% in 2002 and 4.51% in 2001. These ratios, along with other significant earnings and balance sheet information for each of the years in the five-year period ended December 31, 2003, are shown in the table as follows:

Selected Financial Information

Years Ended December 31,

(in thousands, except per share data)	2003	2002	2001	2000	1999
Operating Results:
Interest income	$19,364	$17,632	$17,328	$14,592	$10,861
Interest expense	8,379	9,058	10,883	8,151	5,502

Net interest income	10,985	8,574	6,445	6,441	5,359
Provision for loan losses	525	419	360	1,155	110
Noninterest income	1,678	1,651	1,489	1,182	1,209
Noninterest expense	8,392	7,384	6,834	6,163	4,857

Income before provision for income taxes	3,746	2,422	740	305	1,601
Provision for income taxes	1,204	748	163	3	446

Net Income	$2,542	$1,674	$577	$302	$1,155

Per Share Data:
Basic earning	$1.44	$0.98	$0.34	$0.18	$0.71
Diluted earnings	$1.03	$0.73	$0.31	$0.16	$0.64
Book value	$10.16	$8.97	$7.97	$7.62	$7.43
Basic weighted average shares outsanding	1,771,556	1,708,698	1,692,125	1,667,329	1,631,684
Diluted weighted average shares outstanding	2,824,703	2,816,968	1,883,354	1,856,698	1,804,201
Shares outstanding at year-end	1,888,271	1,721,621	1,703,002	1,683,562	1,644,743

Year-End Balance:
Assets	$318,295	$256,514	$230,568	$205,864	$157,016
Federal funds sold	341	59	5,320	7,181	—
Loans *	230,050	196,323	178,069	157,942	125,045
Loans held for sale	56,132	27,792	—	—	—
Investment securities	12,431	16,020	16,386	19,433	20,185
Equity securities	2,398	1,181	917	727	548
Deposits	250,658	228,087	204,909	184,615	138,358
Shareholders’ equity	19,191	15,445	13,573	12,827	12,227

Average Balance:
Assets	$277,970	$239,306	$226,506	$178,799	$139,559
Federal funds sold	1,570	3,534	5,845	4,799	1,053
Loans *	214,731	186,195	172,516	141,769	106,664
Loans held for sale	29,092	8,887	—	—	—
Investment securities	14,214	16,769	17,425	19,607	21,897
Equity securities	1,386	1,099	765	611	546
Deposits	239,726	210,414	203,146	157,365	120,506
Shareholders’ equity	17,238	14,326	12,812	12,880	12,000

Ratios:
Return on average assets	0.91%	0.70%	0.25%	0.17%	0.83%
Return on average shareholders’ equity	14.75%	11.69%	4.51%	2.34%	9.63%
Year-end shareholders’ equity to total assets	6.03%	6.02%	5.89%	6.23%	7.79%
Loan loss allowance to year-end loans *	1.09%	1.19%	1.12%	1.22%	0.74%
Net interest margin (tax equivalent basis)	4.24%	3.90%	3.10%	4.00%	4.25%

*	Net of unearned income and loans held for sale.

Net Interest Income and Net Interest Margin

Net interest income, the fundamental source of the Company’s earnings, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the indicated periods. The variance in interest income and expense caused by differences in average balances and rate is shown in Table 2.

Net interest income, on a taxable equivalent basis, for 2003 increased 27.4% or $2.4 million to $11.1 million. Net interest income for 2002 of $8.7 million increased 31.8% or $2.1 million over 2001. Increases in net interest income, for both years, were primarily attributable to the strong growth in average interest earning assets as well as a reduction of rates paid on deposit accounts during the respective time periods.

Average interest earning assets increased $38.6 million in 2003, $10.3 million in 2002, and $46.8 million in 2001. Average loans, a higher interest earning asset, accounted for 92.9% of average interest earning assets in 2003, 87.1% in 2002, and 80.8% in 2001. Due to the lower interest rate environment and the efforts of our experienced loan officers, average loans increased $48.7 million in 2003, $22.6 million in 2002, and $30.7 million in 2001. In an effort to fund the strong loan growth, investment securities, federal funds sold and interest bearing deposits in banks, lower yielding assets, declined. Average investment securities decreased by $2.6 million in 2003, $656.0 thousand in 2002, and $2.2 million in 2001. Average federal funds sold and interest bearing deposits in banks decreased $7.9 million in 2003 and $11.9 million in 2002, and increased $18.1 million in 2001.

The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. Since January 2001, the Federal Reserve lowered the federal funds rate 13 times or 550 basis points down to 1.00%. Consequently, during the same time period, the Wall Street Journal Prime Rate, which influences the market price for loans, has decreased from 9.50% to 4.00%. Given the prevalent low interest rate environment which has put pressure on maintaining strong margins, the Company’s net interest margin has increased over the past two years, indicating the Company’s ability to manage its interest earning assets.

In 2003, the net interest margin of 4.24% represented an increase of 34 basis points over the net interest margin of 3.90% recorded in 2002. The 2003 increase in net interest margin of 8.7% was the result of the repricing of certificates of deposits and strong growth in average loans. The net interest margin for 2002 increased 25.8% over the 3.10% reported for 2001. Deposit products were repriced throughout the year at the earliest opportunity available. The performance reported herein is reflected in the Company’s earning assets yield of 7.43% in 2003 compared with 7.95% in 2002 and 8.20% in 2001, reflecting the continued impact of reductions in interest rates over the past three years. The Company’s average rate paid on deposits decreased 93 basis points in 2003 to 3.66%, with a decrease of 115 basis points in 2002 from 2001.

Table 1: Average Balance Sheet and Net-Interest Margin Analysis

	Years Ended December 31,
	2003			2002			2001
(in thousands)	Average Balance(1) Yield/Rate(2)	Interest	Average Yield/ Rate(2)	Average Balance(1)	Interest	Average Yield/ Rate(2)	Average Balance(1)	Interest	Average
Assets
Interest earning assets:
Loans (3)(4)	$243,823	$18,553	7.61%	$195,082	$16,516	8.47%	$172,516	$15,445	8.95%
Investment securities (3)	14,214	809	5.69	16,769	1,019	6.08	17,425	1,117	6.41
Equity securities	1,386	119	8.59	1,099	74	6.73	765	49	6.41
Federal funds sold	1,570	15	0.96	3,534	64	1.81	5,845	231	3.95
Interest bearing deposits in banks	1,540	15	0.97	7,483	124	1.66	17,077	669	3.92

Total interest earning assets	262,533	19,511	7.43%	223,967	17,797	7.95	213,628	17,511	8.20
Noninterest earning assets:
Cash and due from banks	8,160			7,757			6,007
Premises and equipment	5,632			5,848			4,999
Other assets							3,951	3,881	3,900
Less: allowance for loan losses							(2,306)	(2,147)	(2,028)

Total assets	$277,970			$239,306			$226,506

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$30,963	$222	0.72%	$27,763	$294	1.06%	$20,993	$349	1.66%
Savings deposits	7,694	50	0.65%	6,462	67	1.04%	5,353	91	1.70%
Time deposits	172,865	7,424	4.29%	151,574	8,045	5.31%	155,499	10,006	6.43%
Short-term debt	9,986	130	1.30%	3,749	60	1.60%	4,145	164	3.96%
Long-term debt	426	10	2.35%	453	12	2.65%	479	19	3.97%
Convertible preferred securities	6,863	543	7.91%	7,285	580	7.96%	3,035	254	8.37%

Total interest bearing liabilities	228,797	8,379	3.66%	197,286	9,058	4.59%	189,504	10,883	5.74%
Non interest bearing liabilities:
Demand deposits	28,204			24,615			21,301
Other	3,731			3,079			2,889

Total liabilities	260,732			224,980			213,694

Shareholders’ equity	17,238			14,326			12,812

Total liabilities and shareholders’equity	$277,970			$239,306			$226,506

Net interest income	$11,132			$8,739			$6,628

Net interest margin (5)
(taxable equivalent basis)			4.24%			3.90%			3.10%
Average interest spread (6) (taxable equivalent basis)			3.77%			3.36%			2.46%

(1)	Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was $32 thousand, $36 thousand, and $41 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. The tax equivalent adjustment to investment securities was $115 thousand, $129 thousand, and $142 thousand for the years ended December 31, 2003, 2002, and 2001, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis. Loans are net of unearned income, and inclusive of loans held for sale.
(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.
(6)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

Table 2: Effect of Changes in Rate and Volume on Net Interest Income

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

	Year Ended December 31, 2003 compared to Year Ended December 31, 2002			Year Ended December 31, 2002 compared to Year Ended December 31, 2001			Year Ended December 31, 2001 compared to Year Ended December 31, 2000
	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)
(in thousands)	Volume	Rate		Volume	Rate		Volume	Rate
Interest Income:
Loans	$3,424	$(1,387)	$2,037	$1,832	$(761)	$1,071	$2,735	$(431)	$2,304
Investment securities	(148)	(62)	(210)	(41)	(57)	(98)	(146)	(46)	(192)
Equity securities	22	23	45	22	3	25	14	(2)	12
Federal funds sold	(27)	(22)	(49)	(70)	(97)	(167)	105	(208)	(103)
Interest bearing deposits in banks	(71)	(38)	(109)	(269)	(276)	(545)	—	669	669

	3,200	(1,486)	1,714	1,474	(1,188)	286	2,708	(18)	2,690

Interest Expense:
Interest bearing demand deposits	40	(112)	(72)	438	(493)	(55)	47	(144)	(97)
Savings deposits	18	(35)	(17)	27	(51)	(24)	8	(36)	(28)
Time deposits	1,731	(2,352)	(621)	(247)	(1,714)	(1,961)	2,583	185	2,768
Short-term debt	79	(9)	70	(14)	(90)	(104)	(80)	(75)	(155)
Long-term debt	(1)	(1)	(2)	(1)	(6)	(7)	(2)	(11)	(13)
Convertible preferred securities	(33)	(4)	(37)	338	(12)	326	—	254	254

	1,834	(2,513)	(679)	541	(2,366)	(1,825)	2,556	173	2,729

Increase (decrease) in net interest income	$1,366	$1,027	$2,393	$933	$1,178	$2,111	$152	$(191)	$(39)

Asset Quality Review and Credit Risk Management

In conducting business activities, the Company is exposed to the possibility that borrowers or counterparties may default on their obligations to the Company. Credit risk arises through the extension of loans, leases, certain securities, and financial guarantees. To manage this risk, the Company establishes policies and procedures to manage both on and off-balance sheet risk and communicates and monitors the application of these policies and procedures throughout the Company. The Company’s credit risk is centered in its loan portfolio.

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

On a monthly basis, the Company’s management evaluates the adequacy of the allowance for loan losses, and based on such review, establishes the amount of the provision for loan losses. For large commercial and real estate exposure, a detailed loan-by-loan review is performed. The remainder of the commercial and real estate portfolio is analyzed utilizing a formula-based determination of the allowance. The formula is impacted by the risk rating of the loan, historical losses and expectations. Loan loss allowances for the various consumer credit portfolios are based on historical and anticipated losses and the current and projected characteristics of the various portfolios. In addition, consideration of factors such as economic conditions, underwriting standards, and compliance and credit administration practices may impact the level of inherent credit loss. Management’s evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors monthly. In addition, the Company has entered into an agreement with an accounting firm that serves as an independent credit review group to conduct reviews of the loan portfolio, re-examining on a regular basis risk assessments for loans and overall compliance with policy.

The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table presents the Company’s loan loss experience for the past five years:

Table 3: Summary of Loan Loss Experience

	Year Ended December 31,
(in thousands)	2003	2002	2001	2000	1999
Allowance at beginning of period	$2,335	$1,988	$1,920	$931	$969

Provision for loan losses	525	419	360	1,155	110
Charge offs:
Commercial	82	4	7	30	49
Commercial construction	—	—	—	—	—
Commercial mortgage	—	—	238	79	—
Residential mortgage	247	43	35	36	—
Installment loans to individuals	28	36	13	10	53
Other	13	3	10	17	55

Total loans charged off	370	86	303	172	157

Recoveries:
Commercial	—	—	1	—	—
Commercial construction	—	—	—	—	—
Commercial mortgage	—	2	—	—	2
Residential mortgage	—	—	1	—	—
Installment loans to individuals	12	2	—	5	7
Other	1	10	9	1	—

Total recoveries	13	14	11	6	9

Net charge-offs	357	72	292	166	148

Allowance at end of period	$2,503	$2,335	$1,988	$1,920	$931

Year end loans *	$230,050	$196,323	$178,069	$157,942	$125,045

Ratio of allowance to year end loans	1.09%	1.19%	1.12%	1.22%	0.74%
Average loans outstanding *	$214,731	$186,195	$172,516	$141,769	$106,664

Ratio of net charge-offs to average loans outstanding	0.17%	0.04%	0.17%	0.12%	0.14%

*	Net of unearned income and loans held for sale.

The Company made provisions for loan losses of $524.8 thousand in 2003, compared to $419.0 thousand in 2002, and $360.0 thousand in 2001. Net charge-offs in 2003 were $356.8 thousand compared to $71.2 thousand for 2002 and $292.0 thousand for 2001. This represents 0.17% of average loans outstanding in 2003, 0.04% in 2002, and 0.17% in 2001. Although the Company experienced an increase in charge-offs in 2003, net charge-offs as a percentage of average loans outstanding remained low, and below the Company’s peer group for the last three years.

The allowance for loan losses at December 31, 2003 was $2.5 million, compared with $2.3 million at December 31, 2002, and $2.0 million at December 31, 2001. This represented 1.09% of year-end loans at December 31, 2003 compared with 1.19% of year-end loans at December 31, 2002 and 1.12% of year-end loans at December 31, 2001. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate as of December 31, 2003.

The following table provides an allocation of the allowance for loan losses and the ratio of related outstanding loan balances to total loans as of December 31, 2003.

Table 4: Allocation of the Allowance for Loan Losses

(in thousands)	Amount	Percent of Loans in Each Category to Total Loans
Commercial	$833	63.98%
Commercial construction	—	—
Commercial mortgage	414	31.80
Residential mortgage	54	4.14
Installment loans to individuals	1	0.08
Other	—	—
Unallocated	1,201	N/A

Total	$2,503	100.00%

Non-performing Assets

Non-performing assets consist of loans accounted for on a non-accrual basis (as judgmentally determined by management based upon anticipated realization of interest income), loans which are contractually past due 90 days and other real estate owned. It is management’s practice to cease accruing interest on loans when payments are 120 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

The following table presents information concerning non-performing assets for the periods indicated.

Table 5: Non-performing Assets

	December 31,
(in thousands)	2003	2002	2001	2000	1999
Non-accrual loans:
Commercial	$2,358	$946	$1,302	$240	$44
Commercial construction	—	—	—	—	—
Commercial mortgage	415	318	—	46	76
Residential mortgage	67	437	—	4	805
Installment loans to individuals	5	10	20	194	184
Other	—	—	—	—	—

	2,845	1,711	1,322	484	1,109
Loans contractually past-due 90 days or more:
Commercial	—	—	—	83	38
Commercial construction	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	62	17	—
Installment loans to individuals	—	18	1	7	35
Other	—	—	1	—	—

	—	18	64	107	73

Total non-performing loans	2,845	1,729	1,386	591	1,182

Other real estate owned	1,095	—	328	131	601

Total non-performing assets	$3,940	$1,729	$1,714	$722	$1,783

Non-accrual loans increased $1.1 million in 2003 to $2.8 million. This increase is primarily due to one (1) commercial loan that represents $1.5 million of the $2.8 million in nonaccrual. Management is closely monitoring this credit and believes that the allowance for loan losses is adequate to offset any potential loss that may occur. The remaining $1.3 million represents eight (8) loans, the majority of which are making monthly payments, and in most cases these loans are secured with workout arrangements currently in place.

If non-accrual loans had been performing fully, these loans would have contributed an additional $137.4 thousand to interest income in 2003, $116.8 thousand in 2002, $122.8 thousand in 2001, $35.04 thousand in 2000, and $84.3 thousand for 1999.

There were no loans past due 90 days or more that were not classified as non-accrual loans as of December 31, 2003 compared to $18 thousand at December 31, 2002, and $64 thousand at December 31, 2001.

Other real estate owned totaled $1.1 million at December 31, 2003, which included one commercial property and one residential property. Subsequent to December 31, these properties are under contract to be sold. Management does not anticipate any material losses to occur upon disposition of these properties.

The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets. As a part of this workout process, the Company routinely reevaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each nonperforming asset.

USES OF FUNDS

Total earning assets at December 31, 2003 increased 24.8% from year-end 2002 compared with 2002’s increase of 12.5% from year-end 2001’s increase of 11.3%. The increase in earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from $178.7 million in 2001 to $287.1 million in 2003.

Loan Portfolio

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of December 31, 2003, total gross loans, including loans held for sale, grew to a record $287.1 million, a $63.3 million or a 28.2% increase from $224.8 million at year end 2002. This is a continuation of the growth experienced from year end 2001 to year end 2002 of $46.1 million or 25.8%. The tremendous growth experienced during the past two years was achieved not only by the high loan demand generated by the low interest rate environment, but also by the efforts of the Company’s officers to develop new loan relationships combined with the support of existing customers.

During the past three years, a considerable volume of new loan relationships have been developed with “old line and well-established” local businesses, who have transferred their relationships to the Company from other “regional financial institutions” that are experiencing further consolidation. This has been an excellent source of new business for the Bank, as customers still value the personal attention traditionally offered by a community bank. The Bank intends to aggressively continue to target these relationships in future periods.

The Company’s overall objective in managing loan portfolio risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration.

The table below classifies gross loans by major category and percentage distribution of gross loans at December 31 for each of the past three years:

Table 6: Loans By Classification

	December 31
(in thousands)	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Commercial	$45,584	19.74%	$36,279	18.45%	$28,435	15.97%
Commercial construction	7,759	3.36	7,458	3.79	5,669	3.18
Commercial mortgage	131,744	57.05	108,103	54.74	95,425	53.59
Residential mortgage	36,269	15.70	33,995	17.25	36,480	20.49
Installment loans to individuals	8,226	3.56	9,186	4.67	9,889	5.55
Other	1,369	0.59	2,033	1.10	2,171	1.22

Total gross loans	230,951	100.00%	197,054	100.00%	178,069	100.00%

Loans held for sale	56,132		27,792		—

Total	$287,083		$224,846		$178,069

Total commercial loans increased 21.9% to $185.1 million in 2003 compared with an increase of 17.2% to $151.8 million in 2002 and an increase of 17.1% to $129.5 million in 2001. Consumer real estate loans increased $36.3 million or 6.7% in 2003, compared to a decrease of 6.8% to $34.0 in 2002, and a 6.1% increase to $36.5 million in 2001. Consumer loans decreased $1.6 million or 14.5% in 2003 following a decrease of $1.3 million or 12.5% in 2002, and an increase of $2.7 million or 35.4% in 2001. Included in total loans as of December 2003, were $56.1 million in loans classified as held for sale. These loans are pre-committed for sale prior to funding and are secured by First Deeds of Trust on residential 1 to 4 family dwellings. As of December 2002, the Company had $27.8 million in loans classified as held for sale.

The Company will continue with its efforts to develop creditable loan relationships in order to enhance its earnings opportunities while simultaneously strengthening its underwriting criteria. To limit credit exposure, the Company obtains collateral to support credit extensions and commitments when deemed necessary. The most significant categories of collateral are real and personal property, cash on deposit and marketable securities. The Company obtains real property as security for some loans that are made on the basis of the general creditworthiness of the borrower and whose proceeds were not used for real estate related purposes.

A number of measures have been taken by the Company over the past several years to reduce overall exposure and earnings vulnerability in the real estate sectors of the Bank’s trade area. These measures include strengthening real estate underwriting, management review policies and practices, and reducing higher risk concentrations within the real estate portfolio. The Company’s real estate portfolio is comprised of loans to customers located within the Company’s established marketplace.

Senior level management is devoted to the management and/or collection of certain non-performing assets as well as certain performing loans. Aggressive collection strategies and a proactive approach to managing overall credit risk has expedited the Company’s disposition, collection and re-negotiation of non-performing and other lower-quality assets and allowed loan officers to concentrate on generating new business.

The following table shows the maturity or period of re-pricing of gross loans outstanding as of December 31, 2003. Demand loans as well as loans having no stated schedule of repayments and no stated maturity are reported as due within one year. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due. Since the majority of the Company’s loan portfolio is short-term, the Company can re-price its portfolio more frequently to minimize long-term interest rate fluctuations and maintain a steady interest margin.

Table 7: Loan Maturities and Re-Pricing Schedule

	December 31, 2003
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Variable Rate:
Commercial	$18,894	$7,180	$1,244	$27,318
Commercial construction	2,397	190	—	2,587
Commercial mortgage	41,498	38,168	5,350	85,016
Residential mortgage	8,834	7,107	3,448	19,389
Installment and other loans	2,045	—	990	3,035

Total variable rate	$73,668	$52,645	$11,032	$137,345

Fixed Rate:
Commercial	$5,450	$5,846	$6,970	$18,266
Commercial construction	644	—	4,528	5,172
Commercial mortgage	5,643	8,170	32,915	46,728
Residential mortgage	2,035	3,717	11,128	16,880
Installment and other loans	691	2,998	2,871	6,560

Total fixed rate	$14,463	$20,731	$58,412	$93,606

Total	$88,131	$73,376	$69,444	$230,951

Investments

The investment portfolio plays a primary role in the management of interest rate sensitivity of the Company and generates interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. Table 8 presents information pertaining to the composition of the securities portfolio. At year-end 2003, 2002, and 2001, investment securities totaled $12.4 million, $16.0 million, and $16.4 million, respectively. Investments that matured or were called during 2003 were used to fund the strong loan demand, resulting in a 22.4% decline in the total investment portfolio.

Table 8: Composition of Investments

	December 31,
(in thousands)	2003	2002	2001
Securities available for sale (1):
U. S. government and its agencies	$809	$1,304	$209
State and municipals	4,647	4,970	4,405
Mortgage-backed securities	2,182	4,877	4,926
Corporate bonds	1,624	1,550	1,782
Preferred stock	2,332	2,272	2,177

	11,594	14,973	13,499

Securities held to maturity (2):
State and municipal	254	246	1,608
Mortgage-backed securities	583	801	1,279

	837	1,047	2,887

Total investment securities	$12,431	$16,020	$16,386

(1)	Carried at fair value
(2)	Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

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

Investment securities are purchased with the ability to hold until maturity and with the intent to hold for the foreseeable future. Management re-evaluates asset and liability strategies when economic and financial conditions fluctuate in a magnitude that might adversely impact the Company’s overall interest rate risk, liquidity, or capital adequacy positions. Re-assessment may alter management’s intent to hold certain securities for the foreseeable future and result in repositioning a portion of the investment portfolio. Often, security sales are required to implement a change in strategy.

Management views the portfolio as well diversified among several market sectors as summarized below:

Sector	%
U.S. treasuries	8.4
Municipals	44.7
Fixed Agency	3.1
Floating MBS	14.2
Floating CMO	8.1
Fixed MBS	3.1
Fixed CMO	2.7
Corporates	13.6
Other	2.1

100.0%

The following table presents information on the maturities and weighted average yields of the Company’s investment securities at December 31, 2003. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.

Table 9: Investment Maturities and Yields

	December 31, 2003
	Held to Maturity			Available for Sale
(in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
US Government agencies:
Within one year	$—	$—	—	$809	$809	0.93%
After one year to five years	—	—	—	—	—	—
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	—	—	—	809	809	0.93%

State and municipals:
Within one year	—	—	—	—	—	—
After one year to five years	254	276	7.66%	1,246	1,324	6.39%
After five years through ten years	—	—	—	1,700	1,809	6.23%
After ten years	—	—	—	1,406	1,514	6.74%

Total	254	276	7.66%	4,352	4,647	6.44%

Mortgage-backed:
Within one year	29	29	3.88%	221	220	4.21%
After one year to five years	503	503	5.68%	1,453	1,486	4.78%
After five years through ten years	51	51	2.84%	474	476	3.55%
After ten years	—	—	—	—	—	—

Total	583	583	5.35%	2,148	2,182	4.45%

Other securities:
Within one year	—	—	—	248	252	8.61%
After one year to five years	—	—	—	—	—	4.08%
After five years through ten years	—	—	—	775	815	6.64%
After ten years	—	—	—	532	557	—

Total	—	—	—	1,555	1,624	5.66%

Total debt securities	$837	$859	6.77%	$8,864	$9,262	5.33%

Equity securities	—	—	—	$2,135	$2,332	9.54%

Total securities	$837	$859	6.05%	$10,999	$11,594	4.28%

As of December 31, 2003, the overall portfolio has a yield of 5.7%, on a fully taxable equivalent basis. It has a weighted average repricing term of 4.1 years, and 77.7% of total holdings are invested in fixed rate securities. 93.3% of the portfolio is categorized as available for sale (AFS). As of December 31, 2003, the total portfolio currently contained an unrealized gain of $618 thousand.

Municipal holdings total $4.3 million par value, or 44.7% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.7%. Management believes these issues have excellent credit quality, as most of the portfolio is AA-rated or higher. The average duration date of the municipal portfolio is approximately 3.7 years.

Management frequently assesses the performance of the investment portfolio to ensure its yield and cash flow performances are consistent with the broad strategic plan of the entire Company. Flexibility is one of the hallmarks of the Company’s ability to meet the banking needs of its customers.

SOURCES OF FUNDS

Deposits

The Company’s predominant source of funds is depository accounts. The Company’s deposit base, which is provided by individuals and businesses located within the communities served, is comprised of demand deposits, savings and money market accounts, and time deposits. The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios.

Total deposits reached a record $250.7 million as of December 31, 2003, an increase of 9.9% or $22.6 million over 2002. This is a continuation of the growth experienced in 2002 of $23.2 million or 11.3% to $228.1 million. Management believes the growth in deposits is a result of the Company’s competitive interest rates on all deposit products, special deposit promotions and product enhancements, as well as the Company’s continued marketing efforts.

Interest rates paid on specific deposit types are set by management and are determined based on (i) the interest rates offered by competitors, (ii) anticipated amount and timing of funding needs (iii) availability of and cost of alternative sources of funding and (iv) anticipated future economic conditions and interest rates. Customer deposits are attractive sources of liquidity because of their stability, cost and the ability to generate fee income through the cross-sale of other services to the depositors. The Company will continue funding assets with deposit liability accounts and focus upon core deposit growth as its primary source of liquidity and stability.

The breakdown of deposits at December 31 for the three previous years is shown in the following table.

Table 10: Deposits by Classification

	December 31,
	2003		2002		2001
(in thousands)	Balance	%	Balance	%	Balance	%
Noninterest bearing demand deposits	$31,975	12.76	$25,575	11.21	$23,537	11.49
Interest bearing demand deposits	33,730	13.46	28,746	12.60	24,182	11.80
Savings deposits	7,997	3.19	6,502	2.85	5,864	2.86
Time deposits:
Less than $100,000	129,124	51.51	123,599	54.20	116,248	56.73
$100,000 or more	47,832	19.08	43,665	19.14	35,078	17.12

	$250,658	100.00%	$228,087	100.00%	$204,909	100.00%

Table 11: Maturities of Time Deposits $100,000 or More at December 31, 2003

(in thousands)	Amount
3 months or less	$14,322
Over 3 through 12 months	12,399
Over 12 months	21,111

Total	$47,832

Borrowings

The Company’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure.

Purchased liabilities are composed of federal funds purchased, advances from the Federal Home Loan Bank, and certificates of deposit of $100.0 thousand and over (large CDs). The strong loan demand experienced over the last several years outpaced the Company’s increase in core deposits, and as a result purchased funds at December 31, 2003 equaled $84.8 million compared to $45.6 million during 2002, and $36.8 million in 2001. See Notes 9 and 10 in the Notes to Consolidated Financial Statements for additional disclosures related to borrowing arrangements.

Noninterest Income

Total noninterest income increased in 2003 to $1.7 million, an increase of $26.6 thousand reported in 2002. Total noninterest income increased $173.6 thousand or 11.7% in 2002 and $306.9 thousand or 26.0% in 2001. Service charges on deposit accounts, the Company’s primary source of noninterest income, increased 7.1% in 2003, 2.1% in 2002 and 15.2% in 2001. These increases were attributable to the increase in the number of deposit accounts. The income achieved in service charges and fees on deposits is indicative of the recent trend in commercial banking to generate additional income from services not related to the lending function.

Included in other service charges and fees are cash management fees relating to off-balance sheet customer sweep accounts which had average balances of approximately $9.3 million during 2003. During 2003, cash management fees declined 30.9%. The Company’s fees on sweep accounts are based on a percentage of the earnings on these accounts. As a result of the extremely low interest rate environment, the Company’s fees were substantially less during 2003 compared to 2002.

Noninterest Expense

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased to $8.4 million in 2003 or 13.7%, following increases of 8.0% and 10.9% in 2002 and 2001, respectively. The increase in noninterest expense is in line when compared to the Bank’s overall growth. The ratio of noninterest expense to average total assets was 3.02%, 3.09% and 3.02% for the year ended December 31, 2003, 2002 and 2001, respectively. Cost associated with handling our substantial asset and liability growth resulted in increases to almost every component of noninterest expense.

Salaries and employee benefits, the largest component of noninterest expense increased by 16.4% in 2003 following an increase of 8.3% in 2002 and 8.2% in 2001. These increases were driven by annual merit increases, in addition to an increase in the number of full-time equivalent employees and an increase in certain employee benefit costs experienced in 2003. Net occupancy expense increased $142.1 thousand in 2003, $78.2 thousand in 2002 and $87.1 thousand in 2001. The major part of this increase can be attributable to improvements to several of the branch facilities; the cost of which did not qualify for capitalization. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $294.3 thousand or 9.5% in 2003 compared with an increase of $208.8 thousand or 11.0% in 2002 and an increase of $52.5 thousand or 2.8% in 2001.

Liquidity and Interest Sensitivity

Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Asset liquidity is provided primarily by maturing loans and investments, and by cash received from operations. Other sources of asset liquidity include readily marketable assets, especially short-term investments, and long-term investment securities that can serve as collateral for borrowings. On the liability side, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed.

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest-bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $20.2 and $22.5 million as of December 31, 2003 and 2002, respectively. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $6.5 million, and the ability to borrow from the Federal Reserve System up to $1.2 million and Federal Home Loan Bank up to $44.8 million. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

The Company’s Asset/Liability Management Committee (ALCO) is responsible for formulating liquidity strategies, monitoring performance based on established objectives and approving new liquidity initiatives. ALCO’s overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, taking on manageable interest rate risk and adhering to conservative financial management on a daily basis. These strategies are monitored regularly by ALCO and reviewed periodically with the Board of Directors.

The Company’s primary market risk is exposure to interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to match the maturities and re-pricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect the Company’s management of its interest rate risk include the Company’s existing interest rate gap position, management’s assessment of future interest rates, and the withdraws of liabilities over time.

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At December 31, 2003, the Company’s one year “positive gap” (interest earning asset maturing or re-pricing within a period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $6.3 million, or 1.99% of total assets. Thus, during periods of rising interest rates, this implies that the company’s net interest income would be positively affected because the yield on the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur.

Table 12 sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December, 31, 2003 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Table 12: Interest Rate Sensitivity Analysis

	December 31, 2003
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$2,231	$15	$2,559	$7,626	$12,431
Equity securities	—	—	—	2,398	2,398
Loans held for sale	56,132	—	—	—	56,132
Loans	72,860	15,271	73,376	69,444	230,951
Interest bearing deposits	134	—	—	—	134
Federal funds sold	341	—	—	—	341

Total	$131,698	$15,286	$75,935	$79,468	$302,387
Cumulative totals	131,698	146,984	222,919	302,387

Interest Bearing Liabilities:
Deposits
Demand	$33,730	$—	$—	$—	$33,730
Savings	7,997	—	—	—	7,997
Time deposits, $100,000 and over	1,393	15,388	31,051	—	47,832
Other time deposits	4,454	40,264	84,406	—	129,124
Short-term borrowing	37,004	—	—	—	37,004
Long-term borrowing	426	—	—	—	426
Convertible preferred securities	—	—	—	6,025	6,025

Total	$85,004	$55,652	$115,457	$6,025	$262,138

Cumulative totals	85,004	140,656	256,113	262,138

Interest sensitivity gap	$46,694	$(40,366)	$(39,522)	$73,443	$40,249

Cumulative interest sensitivity gap	$46,694	$6,328	$(33,194)	$40,249

Cumulative interest sensitivity gap as a percentage of total assets	14.67%	1.99%	(10.43)%	12.65%

Dividends and Dividend Policy

The Company’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Company’s financial condition, results of operations, and other relevant factors. The Company’s only source of funds for cash dividends are dividends paid to the Company by the Bank.

In April 1999, the Company’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Shares purchased from the Company with reinvested dividends are issued at a five percent discount from the market value. The plan also permits optional cash payments up to $20 thousand per quarter for the purchase of additional shares of common stock. These shares are issued at market value, without incurring brokerage commissions.

Based on the Company’s outstanding financial performance for 2003, the Company paid a $0.04 cash dividend on February 28, May 31, August 29, and November 30 of 2003, for a total of $0.16 paid out in 2003 an increase of 52.4% over 2002. The Company paid a $0.035 cash dividend on March 31, June 30, and November 30 of 2002, and on March 31, June 30, September 30, and December 31 of 2001.

Capital Resources and Adequacy

Total shareholders’ equity at December 31, 2003 increased 24.3% to a record $19.2 million compared to $15.4 million at December 31, 2002. During 2002, shareholders’ equity increased 13.8% from the $13.6 million at December 31, 2001. These increases were brought about by a net profit of $2.5 million in 2003, $1.7 million in 2002 and a net profit of $577.3 thousand in 2001.

The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies. Risk-based capital ratios are another measure of capital adequacy. On July 27, 2001 Commonwealth Bankshares, Inc. generated $6.5 million in new regulatory capital from the initial funding of a trust preferred securities offering. A subsequent funding on August 9, 2001 resulted in $800 thousand of new regulatory capital. At December 31, 2003, the Bank’s risk-adjusted capital ratios were 8.6% for Tier 1 and 9.6% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.

In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Bank’s capital position. Several measures have been or will be employed to maintain the Bank’s capital position, including but not limited to:

•	Continuing its efforts to return all non-performing assets to performing status,

•	Monitoring the Bank’s growth, and

•	Continued utilization of its formal asset/liability policy.

Once again, it should be noted that the Bank’s capital position has always exceeded and continues to exceed the minimum standards established by the regulatory authorities.

Inflation

The Company carefully reviews Federal Reserve monetary policy in order to ensure an appropriate position between the cost and utilization of funds.

The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of a Company’s assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor magnitude of the changes are directly related to price level indices. Accordingly, management believes the Company can best counter inflation over the long-term by managing net interest income and controlling net increases in noninterest income and expenses.

Contractual Obligations

The following table summarized the Company’s significant contractual obligations, contingent obligations, and certain other commitments outstanding as of December 31, 2003:

Table 13: Contractual Obligations

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,016	$297	$530	$463	$726
Other liabilities on balance sheet under GAAP
Federal Home Loan Bank advances	36,992	36,992	—	—	—
Convertible preferred borrowings	6,025	—	—	—	6,025
Federal funds purchased and securities sold under agreements to repurchase	12	12	—	—	—
Long-term debt	426	—	—	—	426
Other commitments
Standby letters of credit	2,674	2,571	103	—	—
Commitments to extend credit	31,300	31,300	—	—	—

Total contractual obligations	$79,445	$71,172	$633	$463	$7,177

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan losses is contained in Footnote No. 1 in the accompanying Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”) and certain other interests in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company’s consolidated financial statements.

Item 7. Financial Statements.

The Company’s consolidated financial statements are included with this Form 10-KSB as Exhibit 99.1. Refer to the index to the Consolidated Financial Statements for the required information.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

(a)	As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Board of Directors

The Company’s Board of Directors is currently comprised of 10 members who are divided into three classes. These directors serve for the terms of their respective classes, which expire in 2004, 2005, and 2006. The following table sets forth the composition of the Board of Directors.

Class I (Term Expiring in 2004)	Class II (Term Expiring in 2005)	Class III (Term Expiring in 2006)

Morton Goldmeier	Herbert L. Perlin	William P. Kellam
William D. Payne, M.D.	Kenneth J. Young	Edward J. Woodard, Jr., CLBB
Richard J. Tavss	Thomas W. Moss, Jr.	Laurence C. Fentriss
E. Carlton Bowyer

The following paragraphs set forth certain information, as of December 31, 2003, for each of the 10 directors of Commonwealth Bankshares, Inc.

Class I

(Term Expiring in 2004)

Morton Goldmeier, 80, has served as President of Hampton Roads Management Associates, Inc. since 1990. Mr. Goldmeier has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

William D. Payne, M.D., 68, retired from Drs. Payne, Ives, and Holland, Inc. in 2001. Dr. Payne has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

Richard J. Tavss, 64, has served as Senior Counsel of Tavss, Fletcher, Maiden, and Reed, P.C. since 1977. Mr. Tavss has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

E. Carlton Bowyer, 70, served as superintendent of the Virginia Beach School System before retiring in 1991. Mr. Bowyer was employed with the Virginia Beach School System for 31 years. Mr. Bowyer served as a Virginia Beach Advisory Board director prior to becoming a director of Commonwealth Bankshares and Bank of the Commonwealth in 2001.

Class II

(Term Expiring in 2005)

Herbert L. Perlin, 63, has served as President of Perlin Benefit Resources, Inc., a regional pension company located in Virginia Beach, Virginia since 1983. Mr. Perlin has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1987.

Kenneth J. Young, 53, has served as President of the Norfolk Tides Baseball team, and as President of Leisure & Recreation Consultants, Inc., located in Tampa, Florida, since 1996. Mr. Young has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

Thomas W. Moss, Jr., 75, was elected Treasurer of the City of Norfolk in 2001. Mr. Moss has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

Class III

(Term Expiring in 2006)

William P. Kellam, 89, served as the President of Kellam – Eaton Insurance Agency, Inc., a real estate and insurance firm in Virginia Beach, Virginia, for 30 years prior to his retirement in 1986. Mr. Kellam has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since it’s inception in 1971.

Edward J. Woodard, Jr., CLBB, 61, has served as President and Chief Executive Officer of Bank of the Commonwealth since 1973 and as Chairman of the Board since 1988. He has served as Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares since 1988. Mr. Woodard is also President and Director of BOC Title of Hampton Roads, Inc. and BOC Insurance of Hampton Roads, Inc., President of Boush Bank Building Company and a general partner in Boush Bank Building Associates. Mr. Woodard has served as a director of Bank of the Commonwealth since 1973 and as a director of Commonwealth Bankshares since 1988.

Laurence C. Fentriss, 49, is President of Anderson and Strudwick Investment Company. Mr. Fentriss has served as a director of Commonwealth Bankshares since 2001 and as a director of Bank of the Commonwealth since 2001.

Executive Officers of Commonwealth Bankshares, Inc. and Bank of the Commonwealth

In addition to Mr. Woodard, the following individual serves as an executive officer of the Company and the Bank.

John H. Gayle, 65, Executive Vice President and Secretary of Commonwealth Bankshares and Executive Vice President and Cashier of Bank of the Commonwealth since 1990; Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc.; and Director, Vice President, Secretary, and Treasurer of BOC Insurance Agency of Hampton Roads, Inc.

Audit Committee and Audit Committee Financial Expert

The Company’s Board has a separately-designed standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (“Exchange Act”). During 2003, the members of the Audit Committee were Morton Goldmeier, William P. Kellam, Thomas W. Moss, Jr., Kenneth J. Young and Laurence C. Fentriss. Due to committee reassignments, as of January 1, 2004, E. Carlton Bowyer was added to the committee in the place of Kenneth J. Young. The Board has determined that Morton Goldmeier, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section l6(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who beneficially own more than 10.0% of the Company’s common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and greater than 10.0% beneficial owners were complied with in 2003.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the chief executive officer and principal financial officer which is encompassed within the overall “Code of Ethics and Personal Conduct” policy in effect for all employees. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Cynthia A. Sabol, Executive Vice President and Chief Financial Officer, Commonwealth Bankshares, Inc., 403 Boush Street, Norfolk, VA 23510.

Item 10. Executive Compensation.

Summary Executive Compensation Table

The following table sets forth the annual compensation paid or accrued by the Company and its subsidiaries to Edward J. Woodard, Jr., CLBB, Chairman of the Board, President and Chief Executive Officer, John H Gayle, Executive Vice President and Cashier, and Simon Hounslow, Senior Vice President and Commercial Loan Officer for the past three fiscal years. During these periods, no other executive officer received combined salary and bonus in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Annual Compensation			Other Annual Compensation		Long Term Compensation
	Year	Salary	Bonus			Securities Underlying Options (#)
Edward J. Woodard, Jr., CLBB Chairman of the Board President and Chief Executive Officer	2003 2002 2001	$230,000 209,000 199,000	$24,500 5,000 —	$29,207 32,171 31,300	(1) (1) (1)	4,400 — 5,000

John H. Gayle, Executive Vice President	2003 2002 2001	$110,800 100,800 93,800	$12,250 5,000 —	$5,459 3,236 3,156	(2) (2) (2)	4,000 — 3,000

Simon Hounslow, Senior Vice President	2003 2002 2001	$91,768 85,797 77,000	$15,000 5,000 —	$5,377 4,400 3,580	(2) (2) (2)	4,000 — 2,500

(1)	Includes director fees, 401k matching contribution, 401k profit sharing, and deferred compensation.
(2)	Includes 401k matching contribution and 401k profit sharing.

Option Grants in Last Fiscal Year

The following table sets forth information for the year ended December 31, 2003 regarding grants of stock options to Mr. Woodard, Mr. Gayle, and Mr. Hounslow.

Option Grants in Year Ended December 31, 2003

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Edward J. Woodard, Jr.	4,400	20.3%	$19.30	12/31/13
John H. Gayle	4,000	18.5%	$19.30	12/31/13
Simon Hounslow	4,000	18.5%	$19.30	12/31/13

Fiscal Year End Option Values

The table below sets forth information for each officer named in the Summary Compensation Table concerning the value of unexercised stock options as of December 31, 2003. None of such officers exercised any stock options during 2003.

Fiscal Year End Option Values

	Number of Securities Underlying Unexercised Options at December 31, 2003 (#)		Value of Unexercised In-The-Money Options at December 31, 2003 ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
E. J. Woodard, Jr.	19,131	14,400	$233,748	$—
John H. Gayle	12,915	10,000	155,832	—
Simon Hounslow	8,576	9,000	99,913	—

(1)	Under Securities and Exchange Commission rules, an option is only considered in-the-money, for purposes of the chart, if the per share exercise price is less than $19.00, the last reported sales price of the Company’s common stock on the NASDAQ National market on December 31, 2003.

Director Compensation

Each director of the Company was paid $950 for attendance at each board meeting and $400 for attendance at each meeting of a committee of the board of which he or she was a member. Additionally, each director of the Company was paid a quarterly retainer of $500. The Company has a Director’s Deferred Compensation Plan which allows directors to defer recognition of income on all or any portion of the directors’ fees they earn. During 2003, a total of $81.4 thousand was deferred by directors under this plan. The terms and conditions of the plan are very similar to the terms and conditions of the Bank’s Supplemental Executive Retirement Plan described under the “Stock Option and Employee Benefit Plans” section of this Form 10-KSB.

Employment Agreements

Edward J. Woodard, Jr., Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares and Bank of the Commonwealth has entered into an employment agreement with Bank of the Commonwealth. The agreement provides for Mr. Woodard’s employment until the earlier of December 31, 2006, his death or his physical or mental disability; provided, however, the employment agreement allows for the termination of employment by either Bank of the Commonwealth or Mr. Woodard in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by Mr. Woodard for “good reason.” Mr. Woodard’s employment agreement will be renewed automatically each year unless either party elects not to renew the agreement.

Under the employment agreement, in the case of a termination by Commonwealth Bankshares or Bank of the Commonwealth prior to a “change of control,” but not “for good cause,” Mr. Woodard will be entitled to receive twelve (12) equal monthly payments, which, in total, equal his annual base salary, plus directors’ fees. In the event of a termination of employment by Mr. Woodard for “good reason,” or by Commonwealth Bankshares or Bank of the Commonwealth subsequent to a “change of control,” but not “for good cause,” Mr. Woodard will be entitled to receive sixty (60) equal monthly payments which, in total, equal approximately three times the present value of his annual compensation at the time of termination.

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

In addition to the Woodard employment agreement, the Bank has entered into an employment agreement with John H. Gayle, dated May 15th 1990 and Simon Hounslow dated January 2, 2002. The agreements provide for Mr. Gayle’s and Mr. Hounslow’s employment until the earlier of December 31, 2004, their death or disability; provided, however, the employment agreements allows for termination of employment by either Bank of the Commonwealth, Mr. Gayle, or Mr. Hounslow in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by Mr. Gayle or Mr. Hounslow for “Good Reason”. Mr. Gayle’s and Mr. Hounslow’s employment agreements will be renewed automatically each year unless either party elects not to renew the agreements.

Under the employment agreements, in the case of a termination by Commonwealth Bankshares or Bank of the Commonwealth prior to a “change of control,” but not “for good cause” Mr. Gayle and Mr. Hounslow will be entitled to receive twelve (12) equal monthly payments, which in total, equal their annual base salary. In the event of a termination of the employment agreement by Mr. Gayle or Mr. Hounslow for “good reason”, by Commonwealth Bankshares or Bank of the Commonwealth subsequent to a “change of control,” but not “for good cause,” Mr. Gayle and Mr. Hounslow will be entitled to receive sixty (60) equal monthly payments, which in total, equal the annual compensation at the time of termination.

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

401(k) Profit Sharing Plan. In 1993, Bank of the Commonwealth adopted a thrift and profit sharing plan qualified under Section 401(k) of the Internal Revenue Code to replace Bank of the Commonwealth’s former profit sharing plan. Employees who have attained the age of 20 years and six months and completed six months of service with Bank of the Commonwealth are eligible to participate in the 401(k) plan. Eligible employees who elect to participate may contribute up to 15.0% of their annual salary to the 401(k) plan. The Bank of the Commonwealth may make a matching contribution, the amount of which, if any, will be determined by Bank of the Commonwealth each year. Bank of the Commonwealth contributed a matching contribution of $43.8 thousand and a discretionary profit sharing contribution of $31.2 thousand to the 401(k) plan during 2003.

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

Bank of the Commonwealth Supplemental Executive Retirement Plan. Effective February 1, 2002, Commonwealth Bankshares’ Board of Directors approved an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year. Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicate how the deferred amount is to be invested between a fund that tracks the value of Commonwealth Bankshares’ stock and a simple interest bearing fund. The amount of deferred compensation in an executive’s account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank of the Commonwealth’s general creditors until such time as they are distributed to the executive. Distributions are generally available at retirement age, death, or on account of disability. In addition, an executive who separates from service for a reason other than retirement, death, or disability, is entitled to receive distribution when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions). Distributions may also be made in certain situations following a change in control. Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations. As of December 31, 2003, no money has been funded into this plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Management

The following table sets forth the beneficial ownership of the Company’s common stock by each of its directors, named executive officer, and named officer as of March 4, 2004. All the Company’s directors, executive and named officers receive mail at the Company’s principal executive office at 403 Boush Street, Norfolk, Virginia 23510.

Name	Number of Shares Beneficially Owned (1)(2)		Percent of Shares Beneficially Owned
Directors:
E. Carlton Bowyer	4,644	(3)	*
Laurence C. Fentriss	168,057	(4)	8.3%
Morton Goldmeier	85,278	(5)	4.4%
William P. Kellam	39,075	(6)	2.0%
Thomas W. Moss, Jr.	5,506	(7)	*
William D. Payne, M.D.	27,277	(8)	1.4%
Herbert L. Perlin	46,952	(9)	2.4%
Richard J. Tavss	131,514	(10)	6.7%
E. J. Woodard, Jr., CLBB	53,598	(11)	2.7%
Kenneth J. Young	10,792	(12)	*
Non-Director Named Executive Officer and Named Officer:
John H. Gayle	28,575	(13)	1.5%
Simon Hounslow	20,501	(14)	1.1%
All Directors, Executive Officer and Named Officer as group (12 persons)	621,769		28.3%

*	Percentage of ownership is less than 1.0% of the outstanding shares of Common Stock of the Company.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options.
(2)	Based on 1,930,124 issued and outstanding shares of common stock as of March 4, 2004.
(3)	Includes 3,000 shares which Dr. Bowyer has the right to acquire through the exercise of stock options.
(4)	Includes (i) 3,000 shares which Mr. Fentriss has the right to acquire through the exercise of stock options, (ii)75,000 shares which Mr. Fentriss has the right to acquire through the conversion of convertible preferred securities, and (iii) 8,750 shares which Mr. Fentriss’s wife has the right to acquire through the conversion of convertible preferred securities, for which Mr. Fentriss disclaims beneficial ownership.
(5)	Includes (i) 21,000 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options, and (ii) 14,314 shares owned by Mr. Goldmeier’s wife, for which Mr. Goldmeier disclaims beneficial ownership, and (iii) 3,750 shares which Mr. Goldmeier has the right to acquire through the conversion of convertible preferred securities.

(6)	Includes (i) 21,000 shares which Mr. Kellam has the right to acquire through the exercise of stock options, and (ii) 17,286 shares registered in the name of Mr. Kellam’s wife, for which Mr. Kellam disclaims beneficial ownership.
(7)	Includes 5,000 shares which Mr. Moss has the right to acquire through the exercise of stock options.
(8)	Includes (i) 21,000 shares which Dr. Payne has the right to acquire through the exercise of stock options, (ii) 922 shares registered in the name of Dr. Payne’s wife, for which Dr. Payne disclaims beneficial ownership, and (iii) 3,370 shares registered in the name of Payne Pension and Profit Sharing Plan FBO William D. Payne.
(9)	Includes (i) 21,000 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 19,339 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, (iii) 2,350 shares owned jointly by Mr. Perlin and his wife, and (iv) 3,835 shares registered as the Perlin Revocable Living Trust.
(10)	Includes (i) 21,000 shares which Mr. Tavss has the right to acquire through the exercise of stock options, (ii) 1,299 shares registered in the name of Richard J. Tavss, Custodian for Bobbie J. Tavss, (iii) 497 shares registered in the name of Richard J. Tavss, Custodian for Sanders T. Schoolar V, (iv) 493 shares registered in the name of Richard J. Tavss, Custodian for Zachary I. Maiden, and (v) 494 shares registered in the name of Richard J. Tavss, Custodian for Taylor Tavss Scholar.
(11)	Includes (i) 28,467 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 673 shares registered in the name of E. J. Woodard, Jr., Custodian for Troy Brandon Woodard, (iii) 1,575 shares registered in the name of E. J. Woodard, Jr. and Sharon W. Woodard, Custodians of Troy Brandon Woodard, (iv) 2,022 shares held in trust, representing the proceeds of a self directed Individual Retirement Account for the benefit of E. J. Woodard, Jr., and (v) 9,145 shares owned jointly by Mr. Woodard and his wife.
(12)	Includes (i) 5,000 shares which Mr. Young has the right to acquire through the exercise of stock options, and (ii) 5,250 shares representing the proceeds of a self directed Individual Retirement Account for the benefit of Kenneth J. Young.
(13)	Includes 19,877 shares which Mr. Gayle has the right to acquire through the exercise of stock options.
(14)	Includes 17,576 shares which Mr. Hounslow has the right to acquire through the exercise of stock options.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of March 4, 2004 by each beneficial owner of more than 5.0% of the Company’s common stock based on currently available Schedules 13D and 13G filed with the Security and Exchange Commission.

Name and Address of Holder	Number of Shares Beneficially Owned		Percent of Shares Beneficially Owned
Laurence C. Fentriss P.O. Box 1459 Richmond, VA 23218	168,057		8.3%

Richard J. Tavss P.O. Box 3747 Norfolk, VA 23514	131,514		6.7%

The Collective’s Fund 666 5th Avenue, 34th floor New York, NY 10103	99,744	(1)	5.2%

Hot Creek Capital, LLC P.O. Box 3178 Gardenville, NV 89410	172,300		6.8%

(1)	Includes 13,000 shares which are held by other members of an affiliated group.

Item 12. Certain Relationships and Related Transactions.

Loans to Officers and Directors

Certain directors and officers of the Company and the Bank, members of their immediate families, and Corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2003, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectability or present other unfavorable features.

As of December 31, 2003, the amount of loans from the Bank to all officers and directors of the Company and the Bank, and entities in which they are associated, was approximately $3.1 million.

Business Relationships and Transactions with Management

In the ordinary course of its business, the Company and the Bank engaged in certain transactions with their officers and directors in which such officers and directors have a significant interest. All such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties. The Bank has from time to time retained the Norfolk, Virginia law firm of Tavss, Fletcher, Maiden and Reed, P.C., of which Mr. Tavss, a director of the Company and the Bank, is senior counsel, to perform certain legal services for the Company and the Bank.

In 1984, the Bank entered into a lease with Boush Bank Building Associates, a limited partnership (the “Partnership”), to rent the headquarters building (the “Headquarters”) of the Company and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The general partner of the Partnership is Boush Bank Building Company. The limited partners of the Partnership are Messrs. Woodard and Kellam, who are directors of the Company and the Bank, and the estate of George H. Burton, a former director. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of Suntrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank’s return on average assets is less than seven-tenths of one percent. Under this provision the Bank has purchased 54.4% of this property for a total of $999.6 thousand. No purchases have been made after 1988. The terms of the lease are not less favorable than could be obtained from a non-related party.

Additionally, in 1998, the Bank of the Commonwealth entered into a lease with respect to its branch at 1217 Cedar Road, Chesapeake, Virginia with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease. Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares. Richard J. Tavss, also one of the landlords under the lease, is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares. Annual lease payments under the lease currently are $106.6 thousand. The board of directors of Commonwealth Bankshares received two independent appraisals with respect to this property prior to entering into this lease. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Articles of Incorporation. Filed June 15, 1988, as Exhibit 3.1 to the Registrant’s Form S-4, and incorporated herein by reference.

3.2	Bylaws. Filed June 15, 1988, as Exhibit 3.2 to the Registrant’s Form S-4, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation dated July 28, 1989. Filed March 20,1990, as Exhibit 3.3 to the Registrant’s Form 10-K, and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation dated November, 2000. Filed as Exhibit with the Company’s form 10-KSB, and incorporated herein by reference.

4.1	Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrant’s Registration Statement on form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.2	Declaration of Trust between the Company and the Trust. Included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.3	Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.4	Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as trustee, included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.5	Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.6	Form of Junior Subordinated Debt Securities, included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.7	Form of Guarantee Agreement with respect to the Convertible Securities, included as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

10.1	Lease. Filed June 15, 1988, as Exhibit 10.1 to the Registrant’s Form S-4, and incorporated herein by reference.

10.5	Bank of the Commonwealth Directors’ Deferred Compensation Plan. Filed February 1, 2002, as Exhibit 4.1 to the Registrant’s Form S-8, and incorporated herein by reference.

10.6	Bank of the Commonwealth Supplemental Executive Retirement Plan. Filed February 1, 2002, as Exhibit 4.2 to the Registrant’s Form S-8, and incorporated herein by reference.

10.7	Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 21, 1989, as Exhibit 10.7 to the Registrant’s Form 10-K, and incorporated herein by reference.

10.8	Employment Agreement with Edward J. Woodard, Jr. Filed March 20, 1990, as Exhibit 10.8 to Registrant’s Form 10-K, and incorporated herein by reference.

10.9	Employment Agreement with John H. Gayle. Filed March 28, 1991, as Exhibit 10.9 to Registrant’s Form 10-K, and incorporated herein by reference.

10.10	Amendment to Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 30,1994, as Exhibit 10.10 to Registrant’s Form 10-K, and incorporated herein by reference.

10.11	Amendment to Employment Agreement with Edward J. Woodard, Jr. Filed March 30, 1994, as Exhibit 10.11 to Registrant’s Form 10-K, and incorporated herein by reference.

10.12	Amendment to Employment Agreement with John H. Gayle. Filed March 30, 1994, as Exhibit 10.12 to Registrant’s Form 10-K, and incorporated herein by reference.

10.13	Non-Employee Director Stock Compensation Plan. Filed March 30, 1996, as Exhibit 10.13 to Registrant’s form 10-K, and incorporated herein by reference.

10.14	Second amendment to deferred supplemental agreement dated December 27, 1978, with Edward J. Woodard, Jr. Filed April 2, 2001 as Exhibit 10.14 to the Registrant’s Form 10-K.

10.15	Employment agreement with Simon Hounslow is attached as part of this 10-KSB.

21.1	Subsidiaries of Registrant. *

23.1	Consent of Witt, Mares & Company, PLC. *

24.1	Power of Attorney, included on the signature page herein.

31.1	Certification of CEO pursuant to Rule 13a-14(a). *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a). *

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Consolidated Financial Statements. *

*	Filed herewith.

(b)	Reports filed on Form 8-K for the quarter ended December 31, 2003.

None

Item 14. Principal Account Fees and Services

Audit Fees

During 2003, the aggregate amount of fees billed to the Company by Witt Mares Eggleston Smith, PLC rendered by it for the audit of the Company’s financial statements and review of financial statements included in the Company’s reports on Form 10-QSB, and for service normally provided in connection with statutory and regulatory filings was $79,141. In 2002, Witt Mares Eggleston Smith, PLC billed $71,850 for such services. This category includes fees for services necessary to perform the audit of the Company’s financial statements comfort letters and consents in connection with registration statement and other filings with the Securities and Exchange Commission and assistance with and review of documents filed with the Commission.

Audit-Related Fees

During 2003, the aggregate amount of fees billed to the Company by Witt Mares Eggleston Smith, PLC for assurance and related services reasonably related to the performance of the audit services rendered by it was $14,375. In 2002 Witt Mares Eggleston Smith, PLC billed $22,130 for such services. These services were the audit of the Company’s information technology systems, public funds engagements and assistance regarding financial accounting and reporting standards.

Tax Fees

During 2003, the aggregate amount of fees billed to the Company by Witt Mares Eggleston Smith, PLC for tax advice, compliance, and planning services was $3,000. In 2002, Witt Mares Eggleston Smith, PLC billed $3,400 for such services. These services were the preparation of federal and state income tax returns and advice regarding tax compliance issues.

All Other Fees

During 2003 and 2002, Witt Mares Eggleston Smith, PLC billed the Company $32,354 and $3,300, respectively, for all other fees. These services included assistance with the documentation of internal controls and other consulting matters.

None of the engagements of Witt Mares Eggleston Smith, PLC to provide service other than audit services was made pursuant to the de minimus exception to the pre-approval requirement contained in the rules of the Securities and Exchange Commission and the Company’s audit committee charter.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: March 29, 2004	by:	/s/ E.J. Woodard, Jr., CLBB
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

by:	/s/ E.J. Woodard, Jr., CLBB	Date: March 29, 2004
E.J. Woodard, Jr., CLBB
Chairman of the Board
President and Chief Executive Officer

by:	/s/ E. Carlton Bowyer	Date: March 29, 2004
E. Carlton Bowyer
Director

by:	/s/ Laurence C. Fentriss	Date: March 29, 2004
Laurence C. Fentriss
Director

by:	/s/ Morton Goldmeier	Date: March 29, 2004
Morton Goldmeier
Director

by:	/s/ William P. Kellam	Date: March 29, 2004
William P. Kellam
Director

by:	/s/ Thomas W. Moss, Jr.	Date: March 29, 2004
Thomas W. Moss, Jr.
Director

by:	/s/ William D. Payne, M.D.	Date: March 29, 2004
William D. Payne, M.D.
Director

by:	/s/ Herbert L. Perlin	Date: March 29, 2004
Herbert L. Perlin
Director

by:	/s/ Richard J. Tavss	Date: March 29, 2004
Richard J. Tavss
Director

by:	/s/ Kenneth J. Young	Date: March 29, 2004
Kenneth J. Young
Director