Form 10QSB
period 2004-03-31
COMMONWEALTH BANKSHARES INC
filed 2004-05-14
CIK 835012

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Common Stock, $2.50 Par Value – 1,945,115 shares as of March 31, 2004

Commonwealth Bankshares, Inc. and Subsidiaries

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$7,698,079	$8,116,202
Interest bearing deposits in banks	449,549	134,300
Federal funds sold	156,587	340,621

Total cash and cash equivalents	8,304,215	8,591,123
Investment securities:
Available for sale, at fair market value	7,559,811	11,594,084
Held to maturity	789,749	836,647

Total investment securities	8,349,560	12,430,731
Federal Home Loan Bank stock	658,400	1,849,600
Federal Reserve Bank stock	338,900	338,900
Loans held for sale	22,248,120	56,132,136
Loans, net of unearned income	239,327,664	230,049,792
Allowance for loan losses	(2,971,881)	(2,503,000)

Net loans	236,355,783	227,546,792
Premises and equipment, net	5,386,606	5,353,554
Interest receivable	1,509,291	1,504,761
Real estate acquired in settlement of loans	—	1,094,637
Deferred tax assets	1,377,981	1,301,962
Other assets	3,268,273	2,151,057

Total assets	$287,797,129	$318,295,253

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing demand	$34,413,683	$31,974,911
Interest bearing	222,893,057	218,683,381

Total deposits	257,306,740	250,658,292
Interest payable	867,501	740,436
Other liabilities	3,525,609	4,250,450
Short-term borrowing	—	37,003,714
Long-term debt	400,384	426,496
Convertible preferred securities	5,728,175	6,025,300

Total liabilities	267,828,409	299,104,688
Shareholders’ equity
Common stock, $2.50 par value. Authorized 5,000,000 shares; issued and outstanding 1,945,115 shares in 2004 and 1,881,271 in 2003	4,862,788	4,720,678
Additional paid-in capital	6,821,655	6,547,479
Accumulated other comprehensive income, net of tax	306,414	392,963
Retained earnings	7,977,863	7,529,445

Total shareholders’ equity	19,968,720	19,190,565

Total liabilities and shareholders’ equity	$287,797,129	$318,295,253

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
Interest income:
Loans, including fees	$4,718,484	$4,460,767
Investment securities	158,445	207,461
Other	27,365	2,315

Total interest income	4,904,294	4,670,543

Interest expense:
Deposits	1,951,078	1,928,431
Other borrowings	128,905	169,547

Total interest expense	2,079,983	2,097,978

Net interest income	2,824,311	2,572,565

Provision for loan losses	465,000	120,000

Net interest income after provision for loan losses	2,359,311	2,452,565

Noninterest income:
Service charges on deposit accounts	228,434	214,509
Other service charges and fees	123,373	124,146
Gain on sale of available for sale securities	240,054	—
Other income	32,846	60,033

Total noninterest income	624,707	398,688

Noninterest expense:
Salaries and employee benefits	1,050,130	961,758
Occupancy	258,711	235,136
Furniture and equipment	235,770	321,169
Other	635,566	552,575

Total noninterest expense	2,180,177	2,070,638

Income before provision for income taxes	803,841	780,615
Provision for income taxes	259,054	253,818

Net income	$544,787	$526,797

Basic earnings per share	$0.28	$0.31

Diluted earnings per share	$0.22	$0.22

Dividends paid per share	$0.05	$0.04

Basic weighted average shares outstanding	1,920,291	1,722,468
Diluted weighted average shares outstanding	2,831,149	2,821,220

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements Of Comprehensive Income (Unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
Net income	$544,787	$526,797
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	(86,549)	24,615

Comprehensive income	$458,238	$551,412

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2004, and Years ended 2003 and 2002

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2002	1,703,002	$4,257,506	$5,477,930	$3,775,600	$62,242	$13,573,278
Comprehensive income:
Net income	—	—	—	1,674,187	—	1,674,187
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	247,732	247,732

Total comprehensive income						1,921,919

Issuance of common stock	18,619	46,547	82,121	—	—	128,668
Cash dividends - $.105 per share	—	—	—	(179,235)	—	(179,235)

Balance, December 31, 2002	1,721,621	4,304,053	5,560,051	5,270,552	309,974	15,444,630
Comprehensive income:
Net income	—	—	—	2,542,491	—	2,542,491
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	82,989	82,989

Total comprehensive income						2,625,480

Issuance of common stock	166,650	416,625	987,428	—	—	1,404,053
Cash dividends - $0.16 per share	—	—	—	(283,598)	—	(283,598)

Balance, December 31, 2003	1,888,271	4,720,678	6,547,479	7,529,445	392,963	19,190,565
Comprehensive income:
Net income	—	—	—	544,787	—	544,787
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	(86,549)	(86,549)

Total comprehensive income						458,238

Issuance of common stock	56,844	142,110	274,176	—	—	416,286
Cash dividends - $.05 per share	—	—	—	(96,369)	—	(96,369)

Balance, March 31, 2004	1,945,115	$4,862,788	$6,821,655	$7,977,863	$306,414	$19,968,720

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
Operating activities:
Net income	$544,787	$526,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	465,000	120,000
Depreciation and amortization	229,006	219,674
Gain on sale of investment securities available for sale	(240,054)	—
Loss on sale of real estate acquired in settlement of loans	10,396	2,088
Increase in interest receivable	(4,540)	(12,382)
Loans held for sale	33,884,016	(15,913,815)
Increase (decrease) in interest payable	31,697	(18,680)
Other	(922,295)	363,615

Net cash provided by (used in) operating activities	33,998,013	(14,712,703)

Investing activities:
Purchase of investment securities available for sale	(808,178)	(1,617,049)
Proceeds from:
Sales and maturities of investment securities available for sale	4,950,430	2,495,541
Maturities of securities held to maturity	47,838	49,793
Sale of Federal Home Loan Bank stock	1,191,200	6,320
Sale of real estate acquired in settlement of loans	229,241	91,386
Net expenditures on real estate acquired in settlement of loans	—	(9,474)
Net change in loans	(9,260,491)	(5,163,537)
Purchases of premises and equipment	(276,375)	(107,710)

Net cash used in investing activities	(3,926,335)	(4,254,730)

Financing activities:
Net change in:
Noninterest deposits	2,438,772	2,212,495
Interest bearing deposits	4,209,676	2,962,991
Short-term borrowing	(37,003,714)	14,073,657
Principal payments on long-term debt	(26,112)	(26,112)
Proceeds from sale of stock	119,161	31,548
Cash paid for dividends	(96,369)	(68,873)

Net cash provided by (used in) financing activities	(30,358,586)	19,185,706

Net increase (decrease) in cash and cash equivalents	(286,908)	218,273
Cash and cash equivalents at January 1	8,591,123	7,525,592

Cash and cash equivalents at March 31	$8,304,215	$7,743,865

Supplemental cash flow disclosure:
Interest paid during the period	$1,952,918	$2,218,531

Supplemental noncash disclosure:
Transfer from loans to real estate acquired in settlement of loans	$—	$235,000

Conversion of convertible preferred securities for common stock	$297,125	$—

Commonwealth Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust I (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc. and BOC Insurance Agencies of Hampton Roads, Inc., are in accordance with accounting principles generally accepted in the United States of America and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Trust, and the Bank and its subsidiaries, collectively referred to as “the Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Note B – Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average of common and potential dilutive common equivalent shares outstanding during the period.

The following is a reconciliation of the basic diluted earnings per share computations.

	Three months ended
	March 31, 2004	March 31, 2003
Earnings available to common shareholders	$544,787	$526,797
Weighted average shares outstanding	1,920,291	1,722,468

Basic earnings per common share	$0.28	$0.31

Effect of dilutive securities:
Earning available to common shareholders	$544,787	$526,797
Convertible preferred securities interest net of tax effect	76,199	96,162

Earnings available to common plus assumed conversions	$620,986	$622,959

Effect of dilutive securities on EPS:
Weighted average shares outstanding	1,920,291	1,722,468
Effect of stock options	176,987	188,127
Effect of convertible preferred securities	733,871	910,625

Diluted average shares outstanding	2,831,149	2,821,220

Diluted earnings per share	$0.22	$0.22

Note C – Investment Securities

The amortized cost and estimated fair market values of investment securities were:

	March 31, 2004		December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
U.S. Government and agency securities	$809,125	$809,190	$809,125	$809,190
Mortgage-backed securities	1,913,835	1,957,053	2,147,959	2,181,133
State and municipal securities	2,489,029	2,692,793	4,352,146	4,647,489
Equities and other bonds	1,884,498	2,100,775	3,689,458	3,956,272

Total investment securities available for sale	$7,096,487	$7,559,811	$10,998,688	$11,594,084

Held to maturity:
Mortgage-backed securities	$533,408	$536,270	$582,399	$582,949
State and municipal securities	256,341	280,555	254,248	275,901

Total investment securities held to maturity	$789,749	$816,825	$836,647	$858,850

Note D - Loans

Major classifications of loans are summarized as follows:

	March 31, 2004	December 31, 2003
Commercial	$43,929,671	$45,583,991
Commercial construction	11,986,961	7,759,122
Commercial mortgage	139,009,285	131,743,596
Residential mortgage	35,453,737	36,268,976
Installment loans to individuals	8,613,602	8,226,346
Other	1,293,219	1,368,563

Gross loans	240,286,475	230,950,594
Unearned income	(958,811)	(900,802)

Total loans	$239,327,664	$230,049,792

Non-performing assets are as follows:

	March 31, 2004	December 31, 2003
Loans 90 days past due and still accruing interest	$36,811	$—
Nonaccrual loans	2,629,941	2,845,100
Real estate acquired in settlement of loans	—	1,094,637

Total non-performing assets	$2,666,752	$3,939,737

Allowance as a percentage of non-performing assets	111.44%	63.53%
Non-performing assets as a percentage of total assets	0.93%	1.24%

Note E – Allowance For Loan Losses

Transitions affecting the allowance for loan losses during the three months ended March 31, 2004 and 2003 were as follows:

	March 31, 2004	March 31, 2003
Balance at beginning of year	$2,503,000	$2,335,000
Provision for loan losses	465,000	120,000
Loans charged off	(125)	(230,457)
Recoveries	4,006	421

Balance at end of period	$2,971,881	$2,224,964

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	March 31, 2004	December 31, 2003
Land	$345,403	$345,403
Building and improvements	2,945,346	2,943,032
Leasehold improvements	696,226	696,226
Furniture and equipment	6,204,995	6,160,615
Construction in progress	195,840	29,510

	10,387,810	10,174,786
Less accumulated depreciation	5,001,204	4,821,232

	$5,386,606	$5,353,554

Note G – Subsequent Events

On April 20, 2004, the Company declared a $0.05 per share cash dividend payable May 28, 2004, to shareholders of record on May 24, 2004.

Subsequent to March 31, 2004 through April 30, 2004, 23,260 shares of the 8.0% cumulative preferred securities were converted to 14,537 shares of the Parent’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates three branches in Norfolk, four branches in Virginia Beach, one branch in Chesapeake, and one branch in Portsmouth.

The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Bank’s present intention is to continue concentrating its banking activities in its current market, which the Company believes, is an attractive area in which to operate.

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated. These forward looking statements include, but are not limited to, the effect of increasing interest rates on the Company’s profitability and the adequacy of the Company’s allowance for future loan losses. Several factors, including the local and national economy and the demand for loans may adversely affect the Company’s ability to achieve the expected results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25. The fair value based method of accounting did not have a material effect on the Company’s net income and earnings per share.

Financial Condition

Total assets at March 31, 2004 were $287.8 million, down 9.6% or $30.5 million from $318.3 million at December 31, 2003, a direct result of a decrease in loans held for sale of 60.4% or $33.9 million from December 31, 2003. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $239.3 million, up $9.3 million or 4.0% from December 31, 2003. The favorable financing environment along with the efforts of the Company’s officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company.

As of March 31, 2004, 81.1% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 71.3% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 2004, 74.9% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

To fund the Company’s record loan demand, and to take advantage of the gains in the investment portfolio given the existing market conditions and the likelihood of interest rates increasing, the Company sold securities from its investment portfolio. The sale resulted in the Company recognizing a gain on securities sold of $240,054 during the first quarter of 2004 and contributed to the decrease in the investment portfolio of $4.1 million.

The Company’s strong growth in deposits continued into the first quarter 2004 with deposits at March 31, 2004 reaching a record $257.3 million, an increase of $6.6 million from December 31, 2003. Non-interest bearing demand deposits increased by $2.4 million or 7.5%, and interest bearing deposits increased by $4.2 million or 1.9%. Management believes the growth in deposits is a result of the Company’s competitive interest rates on all deposit products, special deposit promotions, and product enhancements, as well as the Company’s continued marketing efforts. The Company’s deposits are provided by individuals and businesses located within communities served.

There were no short term borrowings (advances from FHLB) outstanding on March 31, 2004, compared to $37.0 million outstanding on December 31, 2003. The decrease in short term borrowings was primarily a result of the decline in loans held for sale, which are funded in part by FHLB advances, and an increase in deposits.

Results of Operation

Net income for the quarter ended March 31, 2004 totaled a record $544.8 thousand, an increase of 3.4% over the $526.8 thousand reported in the first quarter of 2003. On a per share basis, diluted earnings was 22 cents in the first quarter of 2004 and 2003. First quarter basic earnings per share equaled 28 cents for the three months ended March 31, 2004 compared to 31 cents for same period of 2003.

Profitability as measured by the Company’s return on average assets (ROA) was 0.74% and 0.79% for the three months ended March 31, 2004 and 2003, respectively. ROA was impacted by an increase in net income of 3.4% which was offset by an increase in average assets of $30.4 million or 11.4% from March 31, 2003 to March 31, 2004. The return on average equity (ROE) was 11.15% and 13.51% for the three months ended March 31, 2004 and 2003, respectively. The decrease in ROE is the result of the growth in average equity of $3.9 million or 25.3% from March 31, 2003 to March 31, 2004.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $2.8 million for the quarter ended March 31, 2004, an increase of $251.7 thousand or 9.8% over the comparable period in 2003.

Total interest income was $4.9 million for the quarter ended March 31, 2004, an increase of $233.8 thousand over the same period of 2003. The increase in interest income was a result of the strong loan demand which continued throughout the first quarter of 2004, which offset the reduction in loans held for sale. As of March 31, 2004, the loans held for sale totaled $22.2 million compared with $43.7 million as of March 31, 2003. For the three months ended March 31, 2004, the loans held for sale have produced $209.4 thousand additional interest income and $318.3 thousand during the same period of 2003.

Interest expense of $2.1 million for the quarter ended March 31, 2004 represented an $18.0 thousand decrease from the comparable period in 2003. The decrease was attributable to a $6.8 million decline in average short term borrowings during the first three months of 2004, as compared to the same period of 2003.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At March 31, 2004, the Company had total allowance for loan losses of $2,971,881 or 1.24% of total loans. The provision for loan losses was $465,000 for the first three months of 2004 compared to $120,000 for the same period of 2003. Loan charge-offs for the three months ended March 31, 2004 totaled $125 and recoveries for the same period totaled $4,006.

During the first quarter or 2004, non-performing assets decreased $1.3 million to $2.7 million as of March 31, 2004. The decline was a result of the sale of the two properties included in real estate acquired in settlement of loans. Nonaccrual loans at March 31, 2004 consisted of seven loans which totaled $2.6 million. $1.4 million of the total represents one significant commercial credit. Management is closely monitoring this credit, but at this time is not currently able to estimate the size of the loss due to uncertainties regarding the liquidation of the collateral and the outcome of a suit against the loan guarantors. Management believes the maximum potential after tax loss could be approximately $700,000. Due to the uncertainty of the outcome, and out of an abundance of caution, management increased its monthly provision to $75,000 during the first quarter of 2004 compared to $40,000 during the first quarter of 2003. In addition, management added an additional provision of $240,000 in March 2004 to adequately provide for any potential loss. When determinable, the loss, if any, will be a one time charge to the allowance for loan losses. Management believes that the current monthly provision and allowance for loan losses is sufficient to absorb any potential loss associated with this credit and the potential loss will not negatively impact the Company’s ability to conduct its business on a going forward basis. The remaining $1.2 million in nonaccrual loans represents six (6) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the quarter ended March 31, 2004 equaled $624.7 thousand an increase of $226.1 thousand over the $398.7 thousand reported for the three months ended March 31, 2003. The increase in other income was the result of a $240.1 thousand gain on the sale of securities available for sale.

Noninterest expense consists of salaries and benefits provided to employees of the Company, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs. Noninterest expense for the quarter ended March 31, 2004 totaled $2.2 million, an increase of $109.5 thousand over the $2.1 million recorded during the quarter ended March 31, 2003. The increase was primarily due to a 9.2% rise in salaries and employee benefits resulting from the addition of several new positions during 2003 and the first quarter of 2004, and an increase in medical insurance costs for our employees. The Company is currently servicing a record number of deposit and loan accounts. To support this growth, along with the legislation and requirements relating to the Sarbones-Oxley Act, the Bank Secrecy Act, the Patriot Act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act, and others, the Company had to deploy significant resources including additional employees who can devote the time and attention necessary to ensure ongoing compliance with each of these important policies.

Capital Position

Shareholders’ equity for the Company increased to $20.0 million from $19.2 million or 4.1% from December 31, 2003 to March 31, 2004. Shareholders’ equity for March 31, 2004 reflects a $306.4 thousand net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $393.0 thousand net unrealized gain as of December 31, 2003.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At March 31, 2004, the Bank’s risk-adjusted capital ratios were 8.0% for Tier 1 and 11.27% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of March 31, 2004.

In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Company’s capital position. Several measures have been or will be employed to maintain the strong capital position, including but not limited to continuing its efforts to return all non-performing assets to performing status, monitoring the Bank’s growth, and continued utilization of its formal asset/liability policy.

Cash Dividend

At the January 20, 2004 meeting, the Board of Directors declared a 5 cent cash dividend per share. The dividend is payable February 27, 2004 on the Company’s common shares for shareholders of record as of February 23, 2004, in compliance with the Company’s dividend payout policy.

Interest Sensitivity and Liquidity

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities.

The Company’s Asset/Liability Management Committee (ALCO) is responsible for formulating liquidity strategies, monitoring performance based on established objectives and approving new liquidity initiatives. ALCO’s overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, taking on manageable interest rate risk, and adhering to conservative financial management on a daily basis. These strategies are monitored regularly by ALCO and reviewed periodically with the Board of Directors.

The primary goal of the Company’s asset/liability management strategy is to maximize its net interest income over time while keeping interest rate risk exposure within levels established by the Company’s management. The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to match the maturities and repricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect the Company’s management of its interest rate risk include the Company’s existing interest rate gap position, management’s assessment of future interest rates, and the withdrawal of liabilities over time.

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At March 31, 2004, the Company’s one year “positive gap” (interest earning assets maturing or repricing within the same period exceed interest bearing liabilities maturing or repricing within the same period) was approximately $5.5 million, or 1.92% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of interest bearing liabilities. At December 31, 2003, the Company’s one year “positive gap” was approximately $6.3 million, or 1.99% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at March 31, 2004 and December 31, 2003 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	March 31, 2004
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$2,650	$89	$783	$4,828	$8,350
Federal Home Loan Bank and Federal Reserve Bank stock	—	—	—	997	997
Loans held for sale	22,248	—	—	—	22,248
Loans	77,660	16,647	75,945	70,034	240,286
Interest bearing deposits in banks	450	—	—	—	450
Federal funds sold	157	—	—	—	157
Other	—	—	—	209	209

Total	$103,165	$16,736	$76,728	$76,068	$272,697
Cumulative totals	103,165	119,901	196,629	272,697

Interest Bearing Liabilities
Deposits:
Demand	$36,409	$—	$—	$—	$36,409
Savings	8,522	—	—	—	8,522
Time deposits, $100,000 and over	3,918	15,751	30,597	—	50,266
Other time deposits	13,762	35,608	78,326	—	127,696
Long-term debt	400	—	—	—	400
Convertible preferred securities	—	—	—	5,728	5,728

Total	$63,011	$51,359	$108,923	$5,728	$229,021
Cumulative totals	63,011	114,370	223,293	229,021
Interest sensitivity gap	$40,154	$(34,623)	$(32,195)	$70,340	$43,676
Cumulative interest sensitivity gap	$40,154	$5,531	$(26,664)	$43,676
Cumulative interest sensitivity gap as a percentage of total assets	13.95%	1.92%	(9.26)%	15.18%

Interest Rate Sensitivity Analysis

	December 31, 2003
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$2,231	$15	$2,559	$7,626	$12,431
Federal Home Loan Bank and Federal Reserve Bank stock	—	—	—	2,398	2,398
Loans held for sale	56,132	—	—	—	56,132
Loans	72,860	15,271	73,376	69,444	230,951
Interest bearing deposits	134	—	—	—	134
Federal funds sold	341	—	—	—	341
Other	—	—	—	—	—

Total	$131,698	$15,286	$75,935	$79,468	$302,387
Cumulative totals	131,698	146,984	222,919	302,387

Interest Bearing Liabilities
Deposits:
Demand	$33,730	$—	$—	$—	$33,730
Savings	7,997	—	—	—	7,997
Time deposits, $100,000 and over	1,393	15,388	31,051	—	47,832
Other time deposits	4,454	40,264	84,406	—	129,124
Short-term borrowing	37,004	—	—	—	37,004
Long-term debt	426	—	—	—	426
Convertible preferred securities	—	—	—	6,025	6,025

Total	$85,004	$55,562	$115,457	$6,025	$262,138
Cumulative totals	85,004	140,656	256,113	262,138

Interest sensitivity gap	$46,694	$(40,366)	$(39,522)	$73,443	$40,249
Cumulative interest sensitivity gap	$46,694	$6,328	$(33,194)	$40,249

Cumulative interest sensitivity gap as a percentage of total assets	14.67%	1.99%	(10.43)%	12.65%

Item3. Controls and Procedures

(a)	As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

As of March 31, 2004, there were no significant legal proceedings against the Company.

Item 2. Changes in securities

There were no changes in the Company’s securities during the quarter.

Item 3. Defaults upon senior securities

There were no defaults upon senior securities during the quarter.

Item 4. Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders during the quarter.

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report on Form 8-K

Form 8K – filed February 19, 2004, related to the declaration of a dividend payable during the first quarter of 2004, is incorporated herein by reference.

Form 8K – filed February 25, 2004, related to the earnings release for the year ended December 31, 2003, is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: May 14, 2004	by:	/s/ E.J. Woodard, Jr., CLBB
E. J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: May 14, 2004	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President,
& Chief Financial Officer