Form 10QSB
period 2004-06-30
COMMONWEALTH BANKSHARES INC
filed 2004-08-13
CIK 835012

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Common Stock, $2.50 Par Value – 1,982,361 shares as of June 30, 2004

Commonwealth Bankshares, Inc. and Subsidiaries

Page
PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
June 30, 2004
December 31, 2003

Consolidated Statements of Income	4
Three months ended June 30, 2004
Three months ended June 30, 2003
Six months ended June 30, 2004
Six months ended June 30, 2003

Consolidated Statements of Comprehensive Income	5
Six months ended June 30, 2004
Six months ended June 30, 2003

Consolidated Statements of Shareholders’ Equity	6
Six months ended June 30, 2004
Year ended December 31, 2003
Year ended December 31, 2002

Consolidated Statements of Cash Flows	7
Six months ended June 30, 2004
Six months ended June 30, 2003

Notes to Consolidated Financial Statements	8 -10

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-17

ITEM 3 – CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	19

ITEM 2 – CHANGES IN SECURITIES	19

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5 – OTHER INFORMATION	19

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K	19

SIGNATURES	20

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$7,358,537	$8,116,202
Interest bearing deposits in banks	1,521,320	134,300
Federal funds sold	—	340,621

Total cash and cash equivalents	8,879,857	8,591,123

Investment securities:
Available for sale, at fair market value	9,373,998	11,594,084
Held to maturity	729,619	836,647

Total investment securities	10,103,617	12,430,731

Federal Home Loan Bank stock	1,544,000	1,849,600
Federal Reserve Bank stock	338,900	338,900

Loans held for sale	33,806,176	56,132,136

Loans, net of unearned income	263,691,174	230,049,792
Allowance for loan losses	(3,342,122)	(2,503,000)

Net loans	260,349,052	227,546,792

Premises and equipment, net	5,274,581	5,353,554
Interest receivable	1,509,400	1,504,761
Real estate acquired in settlement of loans	—	1,094,637
Deferred tax assets	1,545,691	1,301,962
Other assets	1,898,384	2,151,057

Total assets	$325,249,658	$318,295,253

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing demand	$37,388,398	$31,974,911
Interest bearing	218,644,841	218,683,381

Total deposits	256,033,239	250,658,292

Interest payable	838,715	740,436
Other liabilities	3,396,402	4,250,450
Short-term borrowing	38,417,600	37,003,714
Long-term debt	400,384	426,496
Convertible preferred securities	5,486,960	6,025,300

Total liabilities	304,573,300	299,104,688
Shareholders’ equity
Common stock, $2.50 par value. Authorized 5,000,000 shares; issued and outstanding 1,982,361 shares in 2004 and 1,881,271 in 2003	4,955,902	4,720,678
Additional paid-in capital	7,028,691	6,547,479
Accumulated other comprehensive income, net of tax	67,822	392,963
Retained earnings	8,623,943	7,529,445

Total shareholders’ equity	20,676,358	19,190,565

Total liabilities and shareholders’ equity	$325,249,658	$318,295,253

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest income:
Loans, including fees	$5,024,987	$4,678,289	$9,743,471	$9,139,056
Investment securities	114,733	213,135	273,178	420,596
Other	1,935	2,055	29,300	4,370

Total interest income	5,141,655	4,893,479	10,045,949	9,564,022

Interest expense:
Deposits	1,901,845	1,878,125	3,852,923	3,806,556
Other borrowings	188,750	187,855	317,655	357,402

Total interest expense	2,090,595	2,065,980	4,170,578	4,163,958

Net interest income	3,051,060	2,827,499	5,875,371	5,400,064
Provision for loan losses	370,000	120,000	835,000	240,000

Net interest income after provision for loan losses	2,681,060	2,707,499	5,040,371	5,160,064

Noninterest income:
Service charges on deposit accounts	281,594	231,038	510,028	445,547
Other service charges and fees	148,345	130,246	271,718	254,392
Gain on sale of available for sale securities	200,820	—	440,874	—
Other income	43,332	64,929	76,178	124,962

Total noninterest income	674,091	426,213	1,298,798	824,901

Noninterest expense:
Salaries and employee benefits	1,121,126	1,033,627	2,171,256	1,995,385
Occupancy	200,722	229,794	459,433	464,930
Furniture and equipment	255,551	203,757	491,321	524,926
Other	658,998	611,085	1,294,564	1,163,660

Total noninterest expense	2,236,397	2,078,263	4,416,574	4,148,901

Income before provision for income taxes	1,118,754	1,055,449	1,922,595	1,836,064
Provision for income taxes	374,063	327,619	633,117	581,437

Net income	$744,691	$727,830	$1,289,478	$1,254,627

Basic earnings per share	$0.38	$0.42	$0.66	$0.73

Diluted earnings per share	$0.30	$0.29	$0.53	$0.51

Dividends paid per share	$0.05	$0.04	$0.10	$0.08

Basic weighted average shares outstanding	1,965,186	1,724,620	1,942,739	1,723,550
Diluted weighted average shares outstanding	2,718,009	2,823,372	2,720,157	2,822,301

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Six months ended
	June 30, 2004	June 30, 2003
Net income	$1,289,478	$1,254,627
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	(325,141)	200,779

Comprehensive income	$964,337	$1,455,406

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2004, and Years Ended 2003 and 2002

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2002	1,703,002	$4,257,506	$5,477,930	$3,775,600	$62,242	$13,573,278

Comprehensive income:
Net income	—	—	—	1,674,187	—	1,674,187
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	247,732	247,732

Total comprehensive income						1,921,919

Issuance of common stock	18,619	46,547	82,121	—	—	128,668
Cash dividends - $.105 per share	—	—	—	(179,235)	—	(179,235)

Balance, December 31, 2002	1,721,621	4,304,053	5,560,051	5,270,552	309,974	15,444,630

Comprehensive income:
Net income	—	—	—	2,542,491	—	2,542,491
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	82,989	82,989

Total comprehensive income						2,625,480

Issuance of common stock	166,650	416,625	987,428	—	—	1,404,053
Cash dividends - $0.16 per share	—	—	—	(283,598)	—	(283,598)

Balance, December 31, 2003	1,888,271	4,720,678	6,547,479	7,529,445	392,963	19,190,565

Comprehensive income:
Net income	—	—	—	1,289,478	—	1,289,478
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	(325,141)	(325,141)

Total comprehensive income						964,337

Issuance of common stock	94,090	235,224	481,212	—	—	716,436
Cash dividends - $.10 per share	—	—	—	(194,980)	—	(194,980)

Balance, June 30, 2004	1,982,361	$4,955,902	$7,028,691	$8,623,943	$67,822	$20,676,358

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2004	June 30, 2003
Operating activities:
Net income	$1,289,478	$1,254,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	835,000	240,000
Depreciation and amortization	455,390	449,050
Gain on sale of investment securities available for sale	(440,874)	—
Loss on sale of real estate acquired in settlement of loans	10,396	—
Deferred tax assets	(76,231)	(144,774)
Increase in interest receivable	(4,639)	(32,606)
Loans held for sale	22,325,960	(5,024,555)
Increase (decrease) in interest payable	98,279	(126,881)
Other	(600,558)	60,456

Net cash provided by (used in) operating activities	23,892,201	(3,324,683)

Investing activities:
Purchase of investment securities	(5,615,359)	(2,425,000)
Sales and maturities of investment securities	7,890,708	4,714,225
Net (purchase)/sale of equity securities, restricted	305,600	(229,903)
Sale of real estate acquired in settlement of loans	229,241	—
Net change in loans	(32,768,760)	(21,704,211)
Purchases of premises and equipment	(390,734)	(250,198)

Net cash used in investing activities	(30,349,304)	(19,895,087)

Financing activities:
Net change in:
Deposits	5,374,947	5,356,349
Short-term borrowing	1,413,886	18,119,581
Principal payments on long-term debt	(26,112)	(26,112)
Dividends reinvested and sale of stock	178,096	57,728
Dividends paid	(194,980)	(137,829)

Net cash provided by financing activities	6,745,837	23,369,717

Net increase in cash and cash equivalents	288,734	149,947
Cash and cash equivalents at January 1	8,591,123	7,525,592

Cash and cash equivalents at June 30	$8,879,857	$7,675,539

Supplemental cash flow disclosure:
Interest paid during the period	$4,072,299	$4,290,839

Supplemental noncash disclosure:
Transfer between loans and real estate acquired in settlement of loans	$855,000	$—

Conversion of convertible preferred securities for common stock	$538,340	$—

Commonwealth Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

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

The following is a reconciliation of the basic and diluted earnings per share computations.

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Earnings available to common shareholders	$774,691	$727,830	$1,289,478	$1,254,627
Weighted average shares outstanding	1,965,186	1,724,620	1,942,739	1,723,550

Basic earnings per common share	$0.38	$0.42	$0.66	$0.73

Effect of dilutive securities:
Earning available to common shareholders	$744,691	$727,830	$1,289,478	$1,254,627
Convertible preferred securities interest net of tax effect	72,428	96,162	148,627	192,324

Earnings available to common plus assumed conversions	$817,119	$823,992	$1,438,105	$1,446,951

Effect of dilutive securities on EPS:
Weighted average shares outstanding	1,965,186	1,724,620	1,942,739	1,723,550
Effect of stock options	53,907	188,127	61,174	188,127
Effect of convertible preferred securities	698,916	910,625	716,244	910,625

Diluted average shares outstanding	2,718,009	2,823,372	2,720,157	2,822,302

Diluted earnings per share	$0.30	$0.29	$0.53	$0.51

Note C – Investment Securities

The amortized cost and estimated fair market values of investment securities were:

	June 30, 2004		December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
U.S. Government and agency securities	$4,808,295	$4,807,923	$809,125	$809,190
Mortgage-backed securities	1,724,788	1,752,437	2,147,959	2,181,133
State and municipal securities	2,488,158	2,574,438	4,352,146	4,647,489
Equities and other bonds	250,000	239,200	3,689,458	3,956,272

Total investment securities available for sale	$9,271,241	$9,373,998	$10,998,688	$11,594,084

Held to maturity:
Mortgage-backed securities	$471,163	$474,554	$582,399	$582,949
State and municipal securities	258,456	274,126	254,248	275,901

Total investment securities held to maturity	$729,619	$748,680	$836,647	$858,850

Note D – Loans

Major classifications of loans are summarized as follows:

	June 30, 2004	December 31, 2003
Commercial	$46,459,966	$45,583,991
Commercial construction	15,307,952	7,759,122
Commercial mortgage	153,395,122	131,743,596
Residential mortgage	38,750,299	36,268,976
Installment loans to individuals	9,716,431	8,226,346
Other	1,167,117	1,368,563

Gross loans	264,796,887	230,950,594
Unearned income	(1,105,713)	(900,802)

Total loans	$263,691,174	$230,049,792

Non-performing assets are as follows:

	June 30, 2004	December 31, 2003
Loans 90 days past due and still accruing interest	$5,520	$—
Nonaccrual loans	1,875,496	2,845,100
Real estate acquired in settlement of loans	—	1,094,637

Total non-performing assets	$1,881,016	$3,939,737

Allowance as a percentage of non-performing assets	177.68%	63.53%
Non-performing assets as a percentage of total assets	0.58%	1.24%

Note E – Allowance For Loan Losses

Transitions affecting the allowance for loan losses during the six months ended June 30, 2004 and 2003 were as follows:

	June 30, 2004	June 30, 2003
Balance at beginning of year	$2,503,000	$2,335,000
Provision for loan losses	835,000	240,000
Loans charged off	(392)	(269,293)
Recoveries	4,514	1,196

Balance at end of period	$3,342,122	$2,306,903

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	June 30, 2004	December 31, 2003
Land	$345,403	$345,403
Building and improvements	3,028,688	2,943,032
Leasehold improvements	701,690	696,226
Furniture and equipment	6,331,496	6,160,615
Construction in progress	130,971	29,510

	10,538,248	10,174,786
Less accumulated depreciation	5,263,667	4,821,232

	$5,274,581	$5,353,554

Note G – Subsequent Events

On July 20, 2004, the Company declared a $0.05 per share cash dividend payable August 31, 2004, to shareholders of record on August 23, 2004.

Subsequent to June 30, 2004 through July 31, 2004, 2,016 shares of the 8.0% cumulative preferred securities were converted to 1,260 shares of the Parent’s common stock.

On July 13, 2004, the Company acquired Community Home Mortgage of Virginia, Inc., a mortgage brokerage firm that originates, processes and sells residential mortgages throughout Virginia and Maryland.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Financial Condition

Total assets at June 30, 2004 reached a new high of $325.2 million, up 2.17% or $6.9 million from $318.3 million at December 31, 2003. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $263.7 million, up $33.6 million or 14.6% from December 31, 2003. The favorable financing environment along with the efforts of the Company’s officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company. Loans held for sale declined $22.3 million or 39.8% which tempered the growth in total assets.

As of June 30, 2004, 81.3% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 71.3% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 2004, 72.6% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

To fund the Company’s record loan demand, and to take advantage of the gains in the investment portfolio given the existing market conditions and the likelihood of interest rates increasing, the Company sold securities from its investment portfolio. The sale resulted in the Company recognizing a gain on securities sold of $240,054 during the first quarter of 2004. In addition, $2.5 million of investments were called at a premium, resulting in a $200,820 gain recognized in the second quarter of 2004 and contributed to the decrease in the investment portfolio of $2.3 million.

The Company’s strong growth in deposits continued into the first half of 2004 with deposits at June 30, 2004 reaching a record $256.0 million, an increase of $5.4 million from December 31, 2003. Non-interest bearing demand deposits increased by $5.4 million or 16.9% and interest bearing deposits declined by $38,540 or 0.02%. Time deposits, a higher interest bearing liability, declined $3.4 million during the first six months of 2004, with interest bearing demand and savings accounts increasing $2.3 million and $1.1 million, respectively. Management believes the growth in deposits is a result of the increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special deposit promotions, product enhancements, and offering unsurpassed service. The Company’s deposits are provided by individuals and businesses located within communities served.

As of June 30, 2004, short term borrowings (advances from FHLB) was $38.4, compared to $37.0 million outstanding on December 31, 2003. The increase in short term borrowings was primarily a result of our loan demand increasing at a faster pace than our deposit growth. Loans held for sale is funded in part by FHLB advances, and an increase in deposits.

Results of Operation

During the first six months of 2004, the Company reached a record $1.3 million in net income, an increase of 2.8% over the comparable period in 2003. Net income for the quarter ended June 30, 2004 totaled $744.7 thousand, an increase of 2.3% over the $727.8 thousand reported in the second quarter of 2003. On a per share basis, diluted earnings increased to 53 cents for the first six months ended June 30, 2004 compared to 51 cents for the same period in 2003. Diluted earnings per share equaled 30 cents and 29 cents for the three months ended June 30, 2004 and 2003, respectively.

Profitability as measured by the Company’s return on average assets (ROA) was 0.85% and 0.94% for the six months ended June 30, 2004 and 2003, respectively. ROA was impacted by an increase in net income of 2.8% which was offset by an increase in average assets of $35.3 million or 13.1% from June 30, 2003 to June 30, 2004. The return on average equity (ROE) was 13.00% and 15.66% for the three months ended June 30, 2004 and 2003, respectively. The decrease in ROE is the result of the growth in average equity of $3.8 million or 19.2% from June 30, 2003 to June 30, 2004.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $5.9 million for the six months ended June 30, 2004, an increase of $475.3 thousand or 8.8% over the comparable period in 2003. For the quarter ended June 30, 2004, net interest income was $3.1 million, up 7.9% over the quarter ended June 30, 2003.

Total interest income was $10.0 million for the six months ended June 30, 2004, an increase of $481.9 thousand over the same period of 2003. For the quarter ended June 30, 2004, total interest income was $5.1 million, up 5.1% from the quarter ended June 30, 2003. Due to the low interest rate environment, loan yields declined, however, our strong loan demand led to an increase in the average loan volume, and sustained the Company’s earnings. Interest income on loans increased $604.4 thousand or 6.6% to $9.7 million for the six months ended June 30, 2004. For the three months ended June 30, 2004, interest income on loans increased 7.4% to $5.0 million compared to $4.7 million for the comparable period in 2003.

Interest expense of $4.2 million for the six months ended June 30, 2004 represented a $6.6 thousand increase from the comparable period in 2003. For the quarter ended June 30, 2004, interest expense was $2.1 million, up $24.6 thousand from the quarter ended June 30, 2003. This slight increase is due to the decrease in overall rates paid on liabilities as a result of the lower interest rate environment, which was offset by the record increase in the Company’s average interest bearing liabilities. Average short term borrowings during the first six months of 2004 declined $5.9 million, as compared to the same period of 2003, which was offset by a record $27.1 million increase in average deposits from June 30, 2004 to June 30, 2003.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At June 30, 2004, the Company had total allowance for loan losses of $3,342,122 or 1.27% of total loans. The provision for loan losses was $835,000 for the first six months of 2004 compared to $240,000 for the same period of 2003. Loan charge-offs for the six months ended June 30, 2004 totaled $392 and recoveries for the same period totaled $4,514.

During the first half of 2004, non-performing assets decreased $2.1 million to $1.9 million as of June 30, 2004. The decline was a result of the sale of the two properties included in real estate acquired in settlement of loans. Nonaccrual loans at June 30, 2004 consisted of seven loans which totaled $1.9 million. $1.4 million of the total represents one significant commercial credit. Management is closely monitoring this credit, but is currently not able to estimate the size of the loss due to uncertainties regarding the liquidation of the collateral and the outcome of a suit against the loan guarantors. Management believes the maximum potential after tax loss could be approximately $700,000. Due to the uncertainty of the outcome coupled with the aforementioned strong loan growth experienced during the last year, out of an abundance of caution management increased its monthly provision to $75,000 during the first quarter and $90,000 during the second quarter of 2004 compared to $40,000 per month during the first half of 2003. Furthermore, management added an additional provision of $240,000 in March 2004 and $100,000 in May 2004 to adequately provide for any potential loss. When determinable, the loss, if any, will be a one time charge to the allowance for loan losses. Management believes that the current monthly provision and allowance for loan losses is sufficient to absorb any potential loss associated with this credit and the potential loss will not negatively impact the Company’s ability to conduct its business on a going forward basis. The remaining $0.5 million in nonaccrual loans represents six (6) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the six months ended June 30, 2004 equaled $1.3 million, an increase of $473.9 thousand over the $824.9 thousand reported for the six months ended June 30, 2003. For the three months ended June 30, 2004, noninterest income was $674.1 thousand, up $247.9 thousand or 58.2% over the comparable period in 2003. The increase in other income for the quarter ended and six months ended was the result of a $240.1 thousand gain on the sale of securities available for sale in the first quarter of 2004 and a $200.8 thousand gain on the call of securities in the second quarter of 2004.

Noninterest expense consists of salaries and benefits provided to employees of the Company, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs. Noninterest expense for the six months ended June 30, 2004 totaled $4.4 million, an increase of $267.7 thousand over the $4.1 million recorded during the six months ended June 30, 2003. For the quarter ended June 30, 2004, noninterest expense was $2.2 million, an increase of $158.1 thousand over the comparable period in 2003. The increase was primarily due to an 8.8% rise in salaries and employee benefits resulting from the addition of several new positions during 2003 and the first quarter of 2004, and an increase in medical insurance costs for our employees. The Company is currently servicing a record number of deposit and loan accounts. To support this growth, along with the legislation and requirements relating to the Sarbones-Oxley Act, the Bank Secrecy Act, the Patriot Act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act, and others, the Company had to deploy significant resources including additional employees who can devote the time and attention necessary to ensure ongoing compliance with each of these important policies.

Capital Position

Shareholders’ equity for the Company increased to $20.7 million from $19.2 million or 7.7% from December 31, 2003 to June 30, 2004. Shareholders’ equity for June 30, 2004 reflects a $67.8 thousand net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $393.0 thousand net unrealized gain as of December 31, 2003.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At June 30, 2004, the Bank’s risk-adjusted capital ratios were 9.29% for Tier 1 and 10.54% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of June 30, 2004.

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

Cash Dividend

In compliance with the Company’s dividend payout policy, on February 27, 2004 the Company paid a cash dividend of 5 cents per share, totaling $96,370. On May 24, 2004 the Company paid a 5 cent dividend totaling $98,611. Management has increased its dividends paid out to its shareholders in order to share in the Company’s record earnings. Total dividends of 10 cents paid during the first six months of 2004 is a 25% increase over the 8 cents total dividends paid during the same time period in 2003.

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

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At June 30, 2004, the Company’s one year “positive gap” (interest earning assets maturing or repricing within the same period exceed interest bearing liabilities maturing or repricing within the same period) was approximately $227 thousand, or 0.07% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of interest bearing liabilities. At December 31, 2003, the Company’s one year “positive gap” was approximately $6.3 million, or 1.99% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at June 30, 2004 and December 31, 2003 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	June 30, 2004
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$3,497	$3,211	$585	$2,811	$10,104
Federal Home Loan Bank and Federal Reserve Bank stock	—	—	—	1,883	1,883
Loans held for sale	33,806	—	—	—	33,806
Loans	90,397	13,928	82,893	77,576	264,794
Interest bearing deposits in banks	1,521	—	—	—	1,521
Other	—	—	—	209	209

Total	$129,221	$17,139	$83,478	$82,479	$312,317
Cumulative totals	129,221	146,360	229,838	312,317

Interest Bearing Liabilities
Deposits:
Demand	$36,023	$—	$—	$—	$36,023
Savings	9,067	—	—	—	9,067
Time deposits, $100,000 and over	9,220	9,679	28,448	5,105	52,452
Other time deposits	23,032	20,294	75,285	2,492	121,103
Short-term borrowings	38,418	—	—	—	38,418
Long-term debt	400	—	—	—	400
Convertible preferred securities	—	—	—	5,487	5,487

Total	$116,160	$29,973	$103,733	$13,084	$262,950
Cumulative totals	116,160	146,133	249,866	262,950

Interest sensitivity gap	$13,061	$(12,834)	$(20,255)	$69,395	$49,367
Cumulative interest sensitivity gap	$13,061	$227	$(20,028)	$49,367
Cumulative interest sensitivity gap as a percentage of total assets	4.02%	0.07%	(6.16)%	15.18%

Interest Rate Sensitivity Analysis

	December 31, 2003
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$2,231	$15	$2,559	$7,626	$12,431
Federal Home Loan Bank and Federal Reserve Bank stock	—	—	—	2,398	2,398
Loans held for sale	56,132	—	—	—	56,132
Loans	72,860	15,271	73,376	69,444	230,951
Interest bearing deposits	134	—	—	—	134
Federal funds sold	341	—	—	—	341
Other	—	—	—	—	—

Total	$131,698	$15,286	$75,935	$79,468	$302,387
Cumulative totals	131,698	146,984	222,919	302,387

Interest Bearing Liabilities
Deposits:
Demand	$33,730	$—	$—	$—	$33,730
Savings	7,997	—	—	—	7,997
Time deposits, $100,000 and over	1,393	15,388	31,051	—	47,832
Other time deposits	4,454	40,264	84,406	—	129,124
Short-term borrowing	37,004	—	—	—	37,004
Long-term debt	426	—	—	—	426
Convertible preferred securities	—	—	—	6,025	6,025

Total	$85,004	$55,562	$115,457	$6,025	$262,138
Cumulative totals	85,004	140,656	256,113	262,138

Interest sensitivity gap	$46,694	$(40,366)	$(39,522)	$73,443	$40,249
Cumulative interest sensitivity gap	$46,694	$6,328	$(33,194)	$40,249

Cumulative interest sensitivity gap as a percentage of total assets	14.67%	1.99%	(10.43)%	12.65%

Item 3. Controls and Procedures

(a)	As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

As of June 30, 2004, there were no significant legal proceedings against the Company.

Item 2. Changes in securities

There were no changes in the Company’s securities during the quarter.

Item 3. Defaults upon senior securities

There were no defaults upon senior securities during the quarter.

Item 4. Submission of matters to a vote of security holders

The Company’s annual meeting of shareholders was on June 29, 2004.

The shareholders of the Company re-elected E. Carlton Bowyer, Ph.D., Morton Goldmeier, William D. Payne, M.D., and Richard J. Tavss as directors of the Company with 1,685,708 shares representing 85.88% of the outstanding stock voting for the election.

Item 5. Other information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report on Form 8-K

Form	8K – filed May 5, 2004, related to the declaration of a dividend payable during the second quarter of 2004, is incorporated herein by reference.

Form	8K – filed May 19, 2004, related to the earnings release for the first quarter ended March 31, 2004, is incorporated herein by reference.

Form	8K – filed July 16, 2004, announcing acquisition of Community Home Mortgage of Virginia, Inc., is incorporated herein by reference.

Form	8K – filed July 27, 2004, related to the declaration of a dividend payable during the third quarter of 2004, is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: August 13, 2004	by:	/s/ E.J. Woodard, Jr., CLBB
E. J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: August 13, 2004	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President,
& Chief Financial Officer