Form 10QSB
period 2004-09-30
COMMONWEALTH BANKSHARES INC
filed 2004-11-12
CIK 835012

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $2.50 Par Value – 2,017,351 shares as of September 30, 2004

Commonwealth Bankshares, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION	Page

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
September 30, 2004
December 31, 2003

Consolidated Statements of Income	4
Three months ended September 30, 2004
Three months ended September 30, 2003
Nine months ended September 30, 2004
Nine months ended September 30, 2003

Consolidated Statements of Comprehensive Income	5
Nine months ended September 30, 2004
Nine months ended September 30, 2003

Consolidated Statements of Shareholders’ Equity	6
Nine months ended September 30, 2004
Year ended December 31, 2003
Year ended December 31, 2002

Consolidated Statements of Cash Flows	7
Nine months ended September 30, 2004
Nine months ended September 30, 2003

Notes to Consolidated Financial Statements	8 - 10

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 -17

ITEM 3 – CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	19

ITEM 2 – CHANGES IN SECURITIES	19

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5 – OTHER INFORMATION	19

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K	19

SIGNATURES	20

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,055,005	$8,116,202
Interest bearing deposits in banks	196,515	134,300
Federal funds sold	478,373	340,621

Total cash and cash equivalents	5,729,893	8,591,123
Investment securities:
Available for sale, at fair market value	7,515,093	11,594,084
Held to maturity	596,845	836,647

Total investment securities	8,111,938	12,430,731
Federal Home Loan Bank stock	2,766,500	1,849,600
Federal Reserve Bank stock	338,900	338,900
Loans held for sale	28,797,551	56,132,136
Loans, net of unearned income	289,644,968	230,049,792
Allowance for loan losses	(3,496,628)	(2,503,000)

Net loans	286,148,340	227,546,792
Premises and equipment, net	5,211,334	5,353,554
Interest receivable	1,524,047	1,504,761
Real estate acquired in settlement of loans	—	1,094,637
Deferred tax assets	1,556,879	1,301,962
Other assets	1,859,989	2,151,057

Total assets	$342,045,371	$318,295,253

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing demand	$35,101,728	$31,974,911
Interest bearing	219,435,982	218,683,381

Total deposits	254,537,710	250,658,292
Interest payable	848,493	740,436
Other liabilities	3,720,538	4,250,450
Short-term borrowing	55,215,150	37,003,714
Long-term debt	444,784	426,496
Convertible preferred securities	5,365,005	6,025,300

Total liabilities	320,131,680	299,104,688
Shareholders’ equity
Common stock, $2.50 par value. Authorized 5,000,000 shares; issued and outstanding 2,017,351 shares in 2004 and 1,888,271 in 2003	5,043,379	4,720,678
Additional paid-in capital	7,312,126	6,547,479
Retained earnings	9,429,189	7,529,445
Accumulated other comprehensive income, net of tax	128,997	392,963

Total shareholders’ equity	21,913,691	19,190,565

Total liabilities and shareholders’ equity	$342,045,371	$318,295,253

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Interest income:
Loans, including fees	$5,622,696	$4,750,203	$15,366,167	$13,889,259
Investment securities	137,860	202,592	411,038	623,188
Other	3,598	4,103	32,898	8,473

Total interest income	5,764,154	4,956,898	15,810,103	14,520,920

Interest expense:
Deposits	1,886,948	1,943,242	5,739,871	5,749,798
Other borrowings	310,537	176,395	628,192	533,797

Total interest expense	2,197,485	2,119,637	6,368,063	6,283,595

Net interest income	3,566,669	2,837,261	9,442,040	8,237,325

Provision for loan losses	270,000	135,000	1,105,000	375,000

Net interest income after provision for loan losses	3,296,669	2,702,261	8,337,040	7,862,325

Noninterest income:
Service charges on deposit accounts	278,067	217,134	788,095	662,681
Other service charges and fees	154,276	137,520	425,994	391,912
Gain on sale of available for sale securities	353	–	441,227	—
Other income	339,366	98,860	415,544	223,822

Total noninterest income	772,062	453,514	2,070,860	1,278,415

Noninterest expense:
Salaries and employee benefits	1,374,343	1,036,971	3,545,599	3,032,356
Occupancy	235,936	219,281	695,369	684,211
Furniture and equipment	286,306	234,823	777,627	759,749
Other	807,509	574,072	2,102,073	1,737,732

Total noninterest expense	2,704,094	2,065,147	7,120,668	6,214,048

Income before provision for income taxes	1,364,637	1,090,628	3,287,232	2,926,692
Provision for income taxes	459,310	255,657	1,092,427	837,094

Net income	$905,327	$834,971	$2,194,805	$2,089,598

Basic earnings per share	$0.45	$0.47	$1.12	$1.20

Diluted earnings per share	$0.36	$0.33	$0.89	$0.84

Dividends paid per share	$0.05	$0.04	$0.15	$0.12

Basic weighted average shares outstanding	2,001,219	1,765,561	1,962,374	1,737,700
Diluted weighted average shares outstanding	2,729,342	2,825,731	2,722,635	2,823,450

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Nine months ended
	September 30, 2004	September 30, 2003
Net income	$2,194,805	$2,089,598
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	(263,966)	56,728

Comprehensive income	$1,930,839	$2,146,326

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2004, and Years Ended 2003 and 2002

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2002	1,703,002	$4,257,506	$5,477,930	$3,775,600	$62,242	$13,573,278

Comprehensive income:
Net income	—	—	—	1,674,187	—	1,674,187
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	247,732	247,732

Total comprehensive income						1,921,919

Issuance of common stock	18,619	46,547	82,121	—	—	128,668
Cash dividends - $.105 per share	—	—	—	(179,235)	—	(179,235)

Balance, December 31, 2002	1,721,621	4,304,053	5,560,051	5,270,552	309,974	15,444,630

Comprehensive income:
Net income	—	—	—	2,542,491	—	2,542,491
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	82,989	82,989

Total comprehensive income						2,625,480

Issuance of common stock	166,650	416,625	987,428	—	—	1,404,053
Cash dividends - $0.16 per share	—	—	—	(283,598)	—	(283,598)

Balance, December 31, 2003	1,888,271	4,720,678	6,547,479	7,529,445	392,963	19,190,565

Comprehensive income:
Net income	—	—	—	2,194,805	—	2,194,805
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	(263,966)	(263,966)

Total comprehensive income						1,930,839

Issuance of common stock	129,080	322,701	764,647	—	—	1,087,348
Cash dividends - $.15 per share	—	—	—	(295,061)	—	(295,061)

Balance, September 30, 2004	2,017,351	$5,043,379	$7,312,126	$9,429,189	$128,997	$21,913,691

Commonwealth Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2004	September 30, 2003
Operating activities:
Net income	$2,194,805	$2,089,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,105,000	375,000
Depreciation and amortization	690,431	669,050
Gain on sale of investment securities available for sale	(441,227)	—
Loss on sale of real estate acquired in settlement of loans	10,396	—
Deferred tax assets	(118,934)	(232,097)
Increase in interest receivable	(19,286)	(120,259)
Loans held for sale	27,334,585	5,862,401
Increase (decrease) in interest payable	108,057	(102,667)
Other	(40,027)	300,071

Net cash provided by operating activities	30,823,800	8,841,097

Investing activities:
Purchase of investment securities	(5,625,324)	(3,235,000)
Sales and maturities of investment securities	9,985,395	6,121,000
Net (purchase)/sale of equity securities, restricted	(916,900)	183,420
Sale of real estate acquired in settlement of loans	229,241	—
Net change in loans	(58,838,048)	(27,553,133)
Purchases of premises and equipment	(562,528)	(347,775)

Net cash used in investing activities	(55,728,164)	(24,831,488)

Financing activities:
Net change in:
Deposits	3,879,418	18,819,225
Short-term borrowing	18,211,436	(1,238,812)
Principal payments on long-term debt	18,288	(26,112)
Dividends reinvested and sale of stock	229,053	97,902
Dividends paid	(295,061)	(208,348)

Net cash provided by financing activities	22,043,134	17,443,855

Net increase (decrease) in cash and cash equivalents	(2,861,230)	1,453,464
Cash and cash equivalents at January 1	8,591,123	7,525,592

Cash and cash equivalents at September 30	$5,729,893	$8,979,056

Supplemental cash flow disclosure:
Interest paid during the period	$6,260,006	$6,386,262

Supplemental noncash disclosure:
Transfer between loans and real estate acquired in settlement of loans	$855,000	$—

Conversion of convertible preferred securities for common stock	$660,295	$950,700

Issuance of common stock for acquisition of mortgage company	$198,000	$—

Commonwealth Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust I (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., BOC Insurance Agencies of Hampton Roads, Inc., and Community Home Mortgage, Inc., are in accordance with accounting principles generally accepted in the United States of America and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Trust, and the Bank and its subsidiaries, collectively referred to as “the Company”. All significant intercompany balances and transactions have been eliminated in consolidation. Community Home Mortgage, Inc., a mortgage brokerage firm that originates, processes and sells residential mortgages throughout Virginia and Maryland was acquired on July 13, 2004, and accordingly the consolidated financial statements include transactions subsequent to the acquisition date.

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

The following is a reconciliation of the basic and diluted earnings per share computations.

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Earnings available to common shareholders	$905,327	$834,971	$2,194,805	$2,089,598
Weighted average shares outstanding	2,001,219	1,765,561	1,962,374	1,737,700

Basic earnings per common share	$0.45	$0.47	$1.12	$1.20

Effect of dilutive securities:
Earning available to common shareholders	$905,327	$834,971	$2,194,805	$2,089,598
Convertible preferred securities interest net of tax effect	70,818	85,644	219,445	277,969

Earnings available to common plus assumed conversions	$976,145	$920,615	$2,414,250	$2,367,567

Effect of dilutive securities on EPS:
Weighted average shares outstanding	2,001,219	1,765,561	1,962,374	1,737,700
Effect of stock options	49,428	188,127	56,625	188,127
Effect of convertible preferred securities	678,695	872,043	703,636	897,623

Diluted average shares outstanding	2,729,342	2,825,731	2,722,635	2,823,450

Diluted earnings per share	$0.36	$0.33	$0.89	$0.84

Note C – Investment Securities

The amortized cost and estimated fair market values of investment securities were:

	September 30, 2004		December 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
U.S. Government and agency securities	$3,009,983	$3,037,168	$809,125	$809,190
Mortgage-backed securities	1,572,423	1,597,166	2,147,959	2,181,133
State and municipal securities	2,487,237	2,639,434	4,352,146	4,647,489
Equities and other bonds	250,000	241,325	3,689,458	3,956,272

Total investment securities available for sale	$7,319,643	$7,515,093	$10,998,688	$11,594,084

Held to maturity:
Mortgage-backed securities	$435,890	$438,062	$582,399	$582,949
State and municipal securities	160,955	179,871	254,248	275,901

Total investment securities held to maturity	$596,845	$617,933	$836,647	$858,850

Note D - Loans

Major classifications of loans are summarized as follows:

	September 30, 2004	December 31, 2003
Commercial	$44,878,482	$45,583,991
Commercial construction	19,028,055	7,759,122
Commercial mortgage	168,959,059	131,743,596
Residential mortgage	46,934,304	36,268,976
Installment loans to individuals	10,001,396	8,226,346
Other	1,085,713	1,368,563

Gross loans	290,887,009	230,950,594
Unearned income	(1,242,041)	(900,802)

Total loans	$289,644,968	$230,049,792

Non-performing assets are as follows:

	September 30, 2004	December 31, 2003
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans	1,932,505	2,845,100
Real estate acquired in settlement of loans	—	1,094,637

Total non-performing assets	$1,932,505	$3,939,737

Allowance as a percentage of non-performing assets	180.94%	63.53%
Non-performing assets as a percentage of total assets	0.56%	1.24%

Note E – Allowance For Loan Losses

Transitions affecting the allowance for loan losses during the nine months ended September 30, 2004 and 2003 were as follows:

	September 30, 2004	September 30, 2003
Balance at beginning of year	$2,503,000	$2,335,000
Provision for loan losses	1,105,000	375,000
Loans charged off	(118,976)	(349,863)
Recoveries	7,604	10,885

Balance at end of period	$3,496,628	$2,371,022

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	September 30, 2004	December 31, 2003
Land	$345,403	$345,403
Building and improvements	3,028,688	2,943,032
Leasehold improvements	752,635	696,226
Furniture and equipment	6,622,318	6,160,615
Construction in progress	42,260	29,510

	10,791,304	10,174,786
Less accumulated depreciation	5,579,970	4,821,232

	$5,211,334	$5,353,554

Note G – Subsequent Events

On October 19, 2004, the Company declared a $0.05 per share cash dividend payable November 30, 2004, to shareholders of record on November 22, 2004.

Subsequent to September 30, 2004 through October 31, 2004, 6,750 shares of the 8.0% cumulative preferred securities were converted to 4,218 shares of the Parent’s common stock.

On October 14, 2004, the Company completed a $15 million private placement of its common stock. Pursuant to the terms of the Private Placement Memorandum, dated August 30, 2004, the Company sold 943,396 shares of its common stock at a price of $15.90 per share. Anderson & Strudwick, Inc. acted as the Company’s exclusive placement agent for this transaction. The aggregate placement agent fee was 5.0% of the offerings gross proceeds, which amounted to $750,000. The company plans to use the net proceeds from the offering for general corporate purposes, including the support of future asset growth and the increase in lending limits of its bank subsidiary, Bank of the Commonwealth.

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

Financial Condition

Total assets at September 30, 2004 reached a new high of $342.0 million, up 7.5% or $23.8 million from $318.3 million at December 31, 2003. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $289.6 million, up $59.6 million or 25.9% from December 31, 2003. The favorable financing environment along with the efforts of the Company’s officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company. Loans held for sale declined $27.3 million or 48.7% which tempered the growth in total assets.

As of September 30, 2004, 80.1% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 72.6% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 2004, 74.2% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

To fund the Company’s record loan demand, and to take advantage of the gains in the investment portfolio given the existing market conditions and the likelihood of interest rates increasing, the Company sold securities from its investment portfolio. The sale resulted in the Company recognizing a gain on securities sold of $240,054 during the first quarter of 2004. In addition, $2.5 million of investments were called at a premium, resulting in a $200,820 gain recognized in the second quarter of 2004 and contributed to the decrease in the investment portfolio of $4.3 million.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. Total deposits at September 30, 2004 grew to $254.5 million, an increase of $3.9 million from December 31, 2003. Non-interest bearing demand deposits increased by $3.1 million or 9.8% and interest bearing deposits grew by $752.6 thousand or 0.3%. Time deposits, a higher interest bearing liability, declined $3.5 million during the first nine months of 2004, with interest bearing demand and savings accounts increasing $3.1 million and $1.1 million, respectively. Management believes the growth in deposits is a result of the increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special deposit promotions, product enhancements, and offering unsurpassed service. The Company’s deposits are provided by individuals and businesses located within communities served.

As of September 30, 2004, short term borrowings (advances from FHLB) were $55.2 million, compared to $37.0 million outstanding on December 31, 2003. The increase in short term borrowings was primarily a result of our loan demand increasing at a faster pace than our deposit growth. Loans held for sale is funded in part by FHLB advances, and an increase in deposits.

Results of Operation

During the first nine months of 2004, the Company reached a record $2.2 million in net income, an increase of 5.0% over the comparable period in 2003. Net income for the quarter ended September 30, 2004 totaled $905.3 thousand, an increase of 8.4% over the $835.0 thousand reported in the third quarter of 2003. On a per share basis, diluted earnings increased to 89 cents for the nine months ended September 30, 2004 compared to 84 cents for the same period in 2003. For the quarter ended September 30, 2004, diluted earnings per share equaled 36 cents up 9.1% from the 33 cents reported in the third quarter of 2003.

Profitability as measured by the Company’s return on average assets (ROA) was 1.07% and 1.16% for the three months ended September 30, 2004 and 2003 and .93% and 1.01% for the nine months ended September 30, 2004 and 2003, respectively. ROA was impacted by an increase in net income of 8.4% for the third quarter which was offset by an increase in average assets of $51.5 million or 18.0% from September 30, 2003 to September 30, 2004. The return on average equity (ROE) was 16.99% and 19.25% for the three months ended September 30, 2004 and 2003 and 14.41% and 16.72% for the nine months ended September 30, 2004 and 2003, respectively. The decrease in ROE is the result of the growth in the third quarter’s average equity of $4.0 million or 23.1% from September 30, 2003 to September 30, 2004.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $9.4 million for the nine months ended September 30, 2004, an increase of $1.2 million or 14.6% over the comparable period in 2003. For the quarter ended September 30, 2004, net interest income was $3.6 million, up 25.7% over the quarter ended September 30, 2003.

Total interest income was $15.8 million for the nine months ended September 30, 2004, an increase of $1.3 million, or 8.9% over the same period of 2003. For the quarter ended September 30, 2004, total interest income was $5.8 million, up 16.3% from the quarter ended September 30, 2003. Strong loan demand continued into the third quarter of 2004 generating record increases in interest income. Interest income on loans increased $1.5 million or 10.6% to $15.4 million for the nine months ended September 30, 2004. For the three months ended September 30, 2004, interest income on loans increased 18.4% to $5.6 million compared to $4.8 million for the comparable period in 2003.

Interest expense of $6.4 million for the nine months ended September 30, 2004 represented a $84.5 thousand increase from the comparable period in 2003. For the quarter ended September 30, 2004, interest expense was $2.2 million, up $77.8 thousand from the quarter ended September 30, 2003. This slight increase is due to the decrease in overall rates paid on liabilities as a result of the lower interest rate environment, which was offset by the record increase in the Company’s average interest bearing liabilities. Average deposits and short term borrowings increased $18.1 million and $14.4 million, respectively, from September 30, 2004 to September 30, 2003.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At September 30, 2004, the Company had total allowance for loan losses of $3.5 million or 1.21% of total loans. The provision for loan losses was $1.1 million for the first nine months of 2004 compared to $375.0 thousand for the same period of 2003. Loan charge-offs for the nine months ended September 30, 2004 totaled $119.0 thousand and recoveries for the same period totaled $7.6 thousand.

Since December 31, 2003, non-performing assets decreased $1.9 million to $1.9 million as of September 30, 2004. The decline was a result of the sale of the two properties included in real estate acquired in settlement of loans. Nonaccrual loans at September 30, 2004 consisted of ten (10) loans which totaled $1.9 million. $1.4 million of the total represents one significant commercial credit. Management is closely monitoring this credit, but is currently not able to estimate the size of the loss due to uncertainties regarding the liquidation of the collateral and the outcome of a suit against the loan guarantors. Management believes the maximum potential after tax loss could be approximately $700.0 thousand. Due to the uncertainty of the outcome coupled with the aforementioned strong loan growth experienced during the last year, out of an abundance of caution management increased its monthly provision. For the three months and nine months ended September 30, 2004 the provision was increased by $135.0 thousand and $730.0 thousand, respectively from the same period in 2003. When determinable, the loss, if any, will be a one time charge to the allowance for loan losses. Management believes that the current monthly provision and allowance for loan losses is sufficient to absorb any potential loss associated with this credit and the potential loss will not negatively impact the Company’s ability to conduct its business on a going forward basis. The remaining $0.5 million in nonaccrual loans represents nine (9) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the nine months ended September 30, 2004 equaled $2.1 million, an increase of $792.4 thousand over the $1.3 million reported for the nine months ended September 30, 2003. For the three months ended September 30, 2004, noninterest income was $772.1 thousand, up $318.5 thousand or 70.2% over the comparable period in 2003. Revenues generated from the recently acquired (third quarter 2004) mortgage company contributed $295.7 thousand to other income. The $240.1 thousand gain recognized on the sale of securities available for sale in the first quarter of 2004 and the $200.8 thousand gain recognized on the call of securities in the second quarter of 2004 contributed to the increase in other income for the nine months ended September 30, 2004.

Noninterest expense consists of salaries and benefits provided to employees of the Company, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs. Noninterest expense for the nine months ended September 30, 2004 totaled $7.1 million, an increase of $906.6 thousand over the $6.2 million recorded during the nine months ended September 30, 2003. For the quarter ended September 30, 2004, noninterest expense was $2.7 million, an increase of $638.9 thousand over the comparable period in 2003. The increase was primarily due to an 16.9% rise in salaries and employee benefits resulting from the addition of several new positions during 2003 and the first quarter of 2004, the acquisition of the mortgage company, and an increase in medical insurance costs for our employees. The Company is currently servicing a record number of deposit and loan accounts. To support this growth, along with the legislation and requirements relating to the Sarbanes-Oxley Act, the Bank Secrecy Act, the Patriot Act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act, and others, the Company had to deploy significant resources including additional employees who can devote the time and attention necessary to ensure ongoing compliance with each of these important policies. The Company invested in an extensive multimedia advertising campaign utilizing billboards, radio, and newspaper to promote and reinforce its presence throughout Southside Hampton Roads during 2004, which contributed significantly to a $135.9 thousand or 91.0% increase in advertising and marketing expense during the nine months ended September 30, 2004 as compared to the comparable period in 2003.

Capital Position

Shareholders’ equity for the Company increased to $21.9 million from $19.2 million or 14.2% from December 31, 2003 to September 30, 2004. Shareholders’ equity for September 30, 2004 reflects a $129.0 thousand net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $393.0 thousand net unrealized gain as of December 31, 2003.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At September 30, 2004, the Bank’s risk-adjusted capital ratios were 8.92% for Tier 1 and 10.14% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of September 30, 2004.

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

Cash Dividend

In compliance with the Company’s dividend payout policy, on February 27, 2004, May 24, 2004 and August 31, 2004 the Company paid a cash dividend of 5 cents per share, totaling $96.4 thousand, $98.6 thousand and $100.1 thousand, respectively. Management has increased its dividends paid out to its shareholders in order to share in the Company’s record earnings. Total dividends of 15 cents per share paid during the first nine months of 2004 are a 25.0% increase over the 12 cents total dividends paid during the same time period in 2003.

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

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At September 30, 2004, the Company’s one year “negative gap” (interest bearing liabilities maturing or repricing within the same period exceed interest earning assets maturing or repricing within the same period) was approximately ($1.0) million, or (.30%) of total assets. At December 31, 2003, the Company’s one year “positive gap” was approximately $6.3 million, or 1.99% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at September 30, 2004 and December 31, 2003 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	September 30, 2004
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$2,606	$2,439	$220	$2,847	$8,112
Federal Home Loan Bank and Federal Reserve Bank stock	—	—	—	3,105	3,105
Loans held for sale	28,798	—	—	—	28,798
Loans	107,474	14,441	88,983	79,989	290,887
Interest bearing deposits in banks	197	—	—	—	197
Federal Funds Sold	478	—	—	—	478

Total	$139,553	$16,880	$89,203	$85,941	$331,577
Cumulative totals	139,553	156,433	245,636	331,577

Interest Bearing Liabilities
Deposits:
Demand	$36,848	$—	$—	$—	$36,848
Savings	9,137	—	—	—	9,137
Time deposits, $100,000 and over	3,995	14,573	30,231	5,086	53,885
Other time deposits	8,034	29,241	79,176	3,115	119,566
Short-term borrowings	55,215	—	—	—	55,215
Long-term debt	403	10	32	—	445
Convertible preferred securities	—	—	—	5,365	5,365

Total	$113,632	$43,824	$109,439	$13,566	$280,461
Cumulative totals	113,632	157,456	266,895	280,461

Interest sensitivity gap	$25,921	$(26,944)	$(20,236)	$72,375	$51,116
Cumulative interest sensitivity gap	$25,921	$(1,023)	$(21,259)	$51,116

Cumulative interest sensitivity gap as a percentage of total assets	7.58%	(0.30)%	(6.22)%	14.94%

Interest Rate Sensitivity Analysis

	December 31, 2003
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$2,231	$15	$2,559	$7,626	$12,431
Federal Home Loan Bank and Federal Reserve Bank stock	—	—	—	2,398	2,398
Loans held for sale	56,132	—	—	—	56,132
Loans	72,860	15,271	73,376	69,444	230,951
Interest bearing deposits	134	—	—	—	134
Federal funds sold	341	—	—	—	341

Total	$131,698	$15,286	$75,935	$79,468	$302,387
Cumulative totals	131,698	146,984	222,919	302,387

Interest Bearing Liabilities
Deposits:
Demand	$33,730	$—	$—	$—	$33,730
Savings	7,997	—	—	—	7,997
Time deposits, $100,000 and over	1,393	15,388	31,051	—	47,832
Other time deposits	4,454	40,264	84,406	—	129,124
Short-term borrowing	37,004	—	—	—	37,004
Long-term debt	426	—	—	—	426
Convertible preferred securities	—	—	—	6,025	6,025

Total	$85,004	$55,652	$115,457	$6,025	$262,138
Cumulative totals	85,004	140,656	256,113	262,138

Interest sensitivity gap	$46,694	$(40,366)	$(39,522)	$73,443	$40,249
Cumulative interest sensitivity gap	$46,694	$6,328	$(33,194)	$40,249

Cumulative interest sensitivity gap as a percentage of total assets	14.67%	1.99%	(10.43)%	12.65%

Item 3. Controls and Procedures

(a)	As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

As of September 30, 2004, there were no significant legal proceedings against the Company.

Item 2. Changes in securities

There were no changes in the Company’s securities during the quarter.

Item 3. Defaults upon senior securities

There were no defaults upon senior securities during the quarter.

Item 4. Submission of matters to a vote of security holders

There was no submission of matters to a vote of security holders during the quarter.

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

Form 8K – filed July 16, 2004, announcing the acquisition of Community Home Mortgage of Virginia, Inc., is incorporated herein by reference.

Form 8K – filed July 27, 2004, related to the declaration of a dividend payable during the third quarter of 2004, is incorporated herein by reference.

Form 8K – filed August 12, 2004, related to the earnings release for the second quarter ended June 30, 2004, is incorporated herein by reference.

Form 8K – filed October 14, 2004, announcing the completion of a $15 million private placement of its common stock, is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: November 12, 2004	by:	/s/ E.J. Woodard, Jr., CLBB
E. J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: November 12, 2004	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President,
& Chief Financial Officer