Form 10KSB
period 2004-12-31
COMMONWEALTH BANKSHARES INC
filed 2005-03-30
CIK 835012

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission file number 000-17377

Commonwealth Bankshares, Inc.

(Name of small business issuer in its charter)

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

Common Stock, $2.50 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenue for fiscal year ended December 31, 2004: $25.0 million

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 2005: $49.2 million (In calculating the aggregate market value, the registrant used the closing sale price of the registrant’s common stock on the NASDAQ National Market on March 4, 2005 which was $19.31 per share).

Shares of common equity outstanding as of March 4, 2005:

Common Stock, $2.50 Par Value - 3,030,744 shares

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

The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company.”

Principal Market Area. The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Company’s present intention is to continue concentrating its banking activities in its current market, which the Company believes is an attractive area in which to operate.

Banking Service. Through its network of banking facilities, the Bank provides a wide range of commercial banking services to individuals and small to medium-sized businesses. The Bank conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the initiating of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers other related services, such as online banking, trust, travelers’ checks, safe deposit, lock box, customer note payment, collections, notary public, escrow, drive-in facility and other customary banking services.

Competition

The Bank encounters strong competition for its banking services within its primary market area. There are sixteen commercial banks actively engaged in business in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia, including five major statewide banking organizations. Finance companies, mortgage companies, credit unions and savings and loan associations also compete with the Bank for loans and deposits. In some instances, the Bank must compete for deposits with money market mutual funds that are marketed nationally.

Employees

As of December 31, 2004, the Company had 112 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

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

Dividend Restrictions. The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank’s ability to pay dividends. See Note 15 to Consolidated Financial Statements included as Exhibit 99.1 of this report.

Virginia Financial Institution Holding Company Act. Under certain amendments to the Virginia Financial Institutions Holding Company Act that became effective July 1, 1983, no company, partnership or other business entity may acquire, or make any public offer to acquire, more than 5.0% of the stock of any Virginia financial institution, or any Virginia financial institution holding company, unless it first files an application with the Virginia State Corporation Commission – Bureau of Financial Institutions (the “SCC”). The SCC is directed by the statute to solicit the views of the affected financial institution, or financial institution holding company, with respect to such stock acquisition, and is empowered to conduct an investigation during the 60 days following receipt of such an application. If the SCC takes no action within the prescribed period, or if during the prescribed period it issues notice of its intent not to disapprove an application, the acquisition may be completed. Under the Bank Holding Company Act, the Board may disapprove an application or approve an application subject to such conditions as it may deem advisable.

Securities and Exchange Commission Regulation. The Company is required to make certain periodic filings with the Securities and Exchange Commission (the “SEC”) as well as file certain reports on the occurrence of certain material events specified in the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, the Company is required to file quarterly and annual reports with the SEC under Section 13 of the Exchange Act, furnish annual reports to shareholders prior to annual meetings of shareholders, and send proxy statements to shareholders prior to any shareholders’ meeting, all of which must comply with the provisions of the Exchange Act. In addition, directors, officers and certain shareholders must make detailed disclosures under the Exchange Act regarding their ownership of the Company’s common stock.

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

The general partner of the Partnership is Boush Bank Building Company. The limited partners of the Partnership are Mr. Woodard, President, CEO and director of the Bank and the Company and the estates of George H. Burton and William P. Kellam, former directors. In the opinion of the Company, the terms of the lease are not less favorable than could be obtained from a non-related party. Prior to executing the lease, the shareholders of the Bank owning a majority of Bank common stock consented to the foregoing lease. Additionally, formal shareholder approval of the lease, due to the above described interest of the Bank’s directors, was obtained during the Bank’s 1985 Annual Meeting of Shareholders.

In addition to the headquarters, the Company operates two branch offices, one loan origination office and one operational office in Norfolk, four branches in Virginia Beach, one branch in Chesapeake, one branch in Portsmouth, one mortgage branch office in Richmond, and one mortgage branch office in Gloucester. The Norfolk branches are located at the Webb Center on the campus of Old Dominion University and 4101 Granby Street. The Norfolk loan origination office is located at 4317 Pretty Lake Avenue. The Company is in the process of expanding this office into a full service commercial branch office. The Norfolk operational office is located at 211 W. Freemason Street. The Virginia Beach branch offices are located at 225 South Rosemont Road, 2712 North Mall Drive, 1124 First Colonial Road and 1870 Kempsville Road. The address of the Chesapeake branch is 1217 Cedar Road. The address of the Portsmouth branch is 4940 West Norfolk Road. The Richmond mortgage branch office is located at 1500 Forest Avenue. The Gloucester mortgage branch office is located at 6558 Main Street. The branch location at First Colonial Road, Virginia Beach and the West Norfolk Road branch in Portsmouth are owned by the Company and the remaining nine are leased under long-term operating leases with renewal options, at total annual rentals of approximately $340.1 thousand.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of 2004.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information. The Company’s common stock trades on the NASDAQ National Market under the symbol “CWBS”. Set forth below is high and low trading information for the common stock for each quarter during 2004 and 2003.

Common Stock Performance

	Common Stock Prices
	2004		2003
	High	Low	High	Low
First Quarter	$20.17	$18.03	$16.70	$11.07
Second Quarter	$18.75	$16.00	$15.30	$12.57
Third Quarter	$17.25	$15.50	$20.00	$15.25
Fourth Quarter	$20.00	$16.10	$20.00	$18.30

On October 14, 2004 the Company completed a $15 million private placement of its common stock. Pursuant to the terms of the Private Placement Memorandum, dated August 30, 2004, the Company sold 943,396 shares of its common stock at a price of $15.90 per share. Anderson & Strudwick, Inc. acted as the Company’s exclusive placement agent for this transaction. The aggregate placement agent fee was 5.0% of the offerings gross proceeds, which amounted to $750,000. The Company plans to use the net proceeds from the offering for general corporate purposes, including the support of future asset growth and the increase in lending limits of its bank subsidiary, Bank of the Commonwealth. The offering was made only to accredited investors, as such terms are defined in accordance with the Securities Act of 1933, as amended. The shares of common stock issued to the investors have not been registered under the Securities Act of 1933 or any state securities law. The Company relied on the exemption of the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Holders of Record. The Company had 3,030,744 shares of common stock outstanding as of March 4, 2005, held by approximately 585 shareholders of record.

Dividends. The Company paid a $0.05 cash dividend on February 27, May 28, August 31, and November 30 of 2004, a $0.04 cash dividend on February 28, May 31, August 29, and November 30 of 2003, and a $0.035 cash dividend on March 31, June 30, and November 30 of 2002.

In April 1999 and February 2005, the Company’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Under these Plans, shares purchased from the Company with reinvested dividends are issued at a five percent (5.0%) discount from market value. The Plans also permit participants to make optional cash payments of up to $20.0 thousand per quarter for the purchase of additional shares of the Company’s common stock. These shares are issued at market value without incurring brokerage commissions. Of the $443.5 thousand in dividends that were paid in 2004, $118.4 thousand were reinvested. In 2003, $283.6 thousand was paid in dividends with $89.7 thousand reinvested. In 2004, $40.5 thousand was invested through the optional cash payment plan compared to $51.7 thousand in 2003.

The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank’s ability to pay dividends. See Note 15 to Consolidated Financial Statements included as Exhibit 99.1 of this report.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

This commentary provides an overview of the Company’s financial condition, changes in financial condition and results of operations for the years 2002 through 2004. This section of Form 10-KSB should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included as Exhibit 99.1 of this Form 10-KSB.

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

Results of Operations and Financial Condition

Commonwealth Bankshares, Inc. and Subsidiaries

Overview

Management views 2004 as an exceptional year for Commonwealth Bankshares, Inc. We are particularly proud of our achievements this year, both financially as well as operationally. We experienced record earnings along with significant growth in our earning assets. We expanded our mortgage business, with the acquisition of Community Home Mortgage of Virginia, Inc., a mortgage brokerage firm that originates, processes and sells residential mortgages on a servicing released basis throughout Virginia and Maryland. We successfully raised $15 million in additional capital, allowing us to continue our strong growth momentum and allowing us to better serve our customers by increasing our legal lending limit to over $6.4 million.

The Company’s net income for 2004 reached a record $3.1 million or a 22.0% increase from the $2.5 million reported for the year ended 2003. Net income in 2003 represented a 51.9% increase from the $1.7 million reported for the year 2002. On a per share basis, diluted earnings per share increased 12.6% to $1.16 for the year ended December 31, 2004. Diluted earnings per share was $1.03 for the year ended December 31, 2003 up 41.1% from $0.73 for 2002. Book value per share has steadily increased in conjunction with the Company’s earning performance. Book value per share for the years 2004, 2003, and 2002 was $12.40, $10.16, and $8.97, respectively. Per share results reflect the issuance of 943,396 shares of new capital stock sold during the fourth quarter of 2004. Management has increased its dividends paid out to its shareholders in order to share in the Company’s success. In 2004, total dividends paid out to its shareholders equaled $0.20 per share up 25.0% from $0.16 per share paid in 2003.

The Company’s core earnings defined by the Company as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as security gains, grew to $5.8 million in 2004 compared with the $4.3 million reported at December 31, 2003.

The Company’s record earnings resulted in favorable profitability ratios. ROA equaled 0.95% in 2004 compared with 0.91% in 2003 and 0.70% in 2002. ROE equaled 13.00% in 2004 compared with 14.75% in 2003 and 11.69% in 2002. The Company exceeded its goal for asset growth during 2004. Total assets at December 31, 2004 reached a new high of $374.1 million, up 17.5% or $55.8 million from $318.3 million at December 31, 2003. Total assets during 2003 grew $61.8 million or 24.1% from $256.5 million at December 31, 2002. Total loans, the Company’s largest and most profitable asset, ended the year at a record $315.8 million, up $85.7 million or 37.3% from December 31, 2003. During 2003, total loans increased $33.7 million or 17.2% from the $196.3 million at December 31, 2002. These ratios, along with other significant earnings and balance sheet information for each of the years in the five-year period ended December 31, 2004, are shown in the table as follows:

Selected Financial Information

Years Ended December 31,

(in thousands, except per share data)

	2004	2003	2002	2001	2000
Operating Results:
Interest income	$21,957	$19,364	$17,632	$17,328	$14,592
Interest expense	8,625	8,379	9,058	10,883	8,151

Net interest income	13,332	10,985	8,574	6,445	6,441
Provision for loan losses	1,695	525	419	360	1,155
Noninterest income	3,068	1,678	1,651	1,489	1,182
Noninterest expense	10,098	8,392	7,384	6,834	6,163

Income before provision for income taxes	4,607	3,746	2,422	740	305
Provision for income taxes	1,506	1,204	748	163	3

Net Income	$3,101	$2,542	$1,674	$577	$302

Per Share Data:
Basic earnings	$1.42	$1.44	$0.98	$0.34	$0.18
Diluted earnings	$1.16	$1.03	$0.73	$0.31	$0.16
Book value	$12.40	$10.16	$8.97	$7.97	$7.62
Basic weighted average shares outstanding	2,181,915	1,771,556	1,708,698	1,692,125	1,667,329
Diluted weighted average shares outstanding	2,929,842	2,824,702	2,816,968	1,883,354	1,856,698
Shares outstanding at year-end	2,984,794	1,888,271	1,721,621	1,703,002	1,683,562

Year-End Balance:
Assets	$374,061	$318,295	$256,514	$230,568	$205,864
Federal funds sold	420	341	59	5,320	7,181
Loans *	315,755	230,050	196,323	178,069	157,942
Loans held for sale	31,107	56,132	27,792	—	—
Investment securities	6,945	12,431	16,020	16,386	19,433
Equity securities	3,618	2,398	1,181	917	727
Deposits	277,632	250,658	228,087	204,909	184,615
Shareholders’ equity	37,024	19,191	15,445	13,573	12,827

Average Balance:
Assets	$326,667	$277,970	$239,306	$226,506	$178,799
Federal funds sold	1,753	1,570	3,534	5,845	4,799
Loans *	264,815	214,731	186,195	172,516	141,769
Loans held for sale	33,255	29,092	8,887	—	—
Investment securities	8,995	14,214	16,769	17,425	19,607
Equity securities	2,256	1,386	1,099	765	611
Deposits	260,027	239,726	210,414	203,146	157,365
Shareholders’ equity	23,861	17,238	14,326	12,812	12,880

Ratios:
Return on average assets	0.95%	0.91%	0.70%	0.25%	0.17%
Return on average shareholders’ equity	13.00%	14.75%	11.69%	4.51%	2.34%
Year-end shareholders’ equity to total assets	9.90%	6.03%	6.02%	5.89%	6.23%
Loan loss allowance to year-end loans *	0.90%	1.09%	1.19%	1.12%	1.22%
Net interest margin (tax equivalent basis)	4.29%	4.24%	3.90%	3.10%	4.00%

*	Net of unearned income and loans held for sale.

Net Interest Income and Net Interest Margin

Net interest income, the fundamental source of the Company’s earnings, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and investment securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the indicated periods. The variance in interest income and expense caused by differences in average balances and rate is shown in Table 2.

Net interest income, on a taxable equivalent basis, for 2004 increased 20.6% or $2.3 million to $13.4 million. Net interest income for 2003 of $11.1 million increased 27.4% or $2.4 million over 2002. Increases in net interest income, for both years, were primarily attributable to the strong growth in average interest earning assets as well as a reduction of rates paid on deposit accounts during the respective time periods.

Average interest earning assets increased $50.8 million in 2004, $38.6 million in 2003, and $10.3 million in 2002. Average loans, a higher interest earning asset, accounted for 95.1% of average interest earning assets in 2004, 92.9% in 2003, and 87.1% in 2002. Due to the low interest rate environment, our strong local economy and the efforts of our experienced loan officers, average loans increased $54.2 million in 2004, $48.7 million in 2003, and $22.6 million in 2002. In an effort to fund the strong loan growth, investment securities, a lower yielding asset, declined. Average investment securities decreased by $5.2 million in 2004, $2.6 million in 2003, and $656.0 thousand in 2002.

The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. From January 2001 through the end of 2003, the Federal Reserve lowered the federal funds rate 13 times or 550 basis points down to 1.00%. Consequently, during the same time period, the Wall Street Journal Prime Rate, which influences the market price for loans, had decreased from 9.50% to 4.00%. During the second half of 2004, the Federal Reserve reversed its course. Since June 2004, the Federal Reserve increased the federal funds rate 5 times or 125 basis points up to 2.25%. Although the Federal Reserve started to raise short-term interest rates during the second half of 2004 the yield on the long end moved very little. The spread between the two-year treasury and the ten-year treasury has decreased from approximately 245 basis points at the beginning of 2004 to approximately 119 basis points at the end of the year, a 126 point decrease. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve. Given the prevalent low interest rate environment which has put pressure on maintaining strong margins, the Company’s net interest margin has increased over the past three years, indicating the Company’s ability to manage its interest earning assets.

As of December 31, 2004, the net interest margin of 4.29% represented an increase of 5 basis points over the net interest margin of 4.24% recorded in 2003. The 1.2% increase in 2004’s net interest margin was the result of the repricing of certificates of deposits and strong growth in average loans. The net interest margin for 2003 increased 8.7% over the 3.9% reported for 2002. Deposit products were repriced throughout the year at the earliest opportunity available. The performance reported herein is reflected in the Company’s earning assets yield of 7.04% in 2004 compared with 7.43% in 2003 and 7.95% in 2002, reflecting the impact of declining interest rates over the past several years. The flattening of the yield curve as well as the increased percentage of lower yielding variable rate loans booked during 2004 also contributed to the decline in the yield on the Company’s earning assets. As of December 31, 2004, approximately 48.7% of the loan portfolio consisted of variable rate loans which can be repriced with prime, up from 31.9% as of December 31, 2003. In a rising interest rate environment, 48.7% of the variable loans will reprice, having a positive impact on interest income. The Company’s average rate paid on deposits decreased 40 basis points in 2004 to 3.26%, and 93 basis points in 2003 from 2002.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

	Years Ended December 31,
	2004			2003			2002
(in thousands)	Average Balance(1)	Interest	Average Yield/Rate(2)	Average Balance(1)	Interest	Average Yield/Rate(2)	Average Balance(1)	Interest	Average Yield/Rate(2)
Assets
Interest earning assets:
Loans (3)(4)	$264,815	$20,112	7.59%	$214,731	$17,466	8.13%	$186,195	$16,144	8.67%
Loans held for sale	33,255	1,296	3.90	29,092	1,087	3.74	8,887	372	4.19
Investment securities (3)	8,995	462	5.14	14,214	809	5.69	16,769	1,019	6.08
Equity securities	2,256	91	4.04	1,189	52	4.41	870	51	5.86
Federal funds sold	1,753	18	1.03	1,570	15	0.96	3,534	64	1.81
Interest bearing deposits in banks	2,054	20	0.97	1,540	15	0.97	7,483	124	1.66
Other investments	209	54	25.84	197	67	33.85	229	23	10.04

Total interest earning assets	313,337	22,053	7.04	262,533	19,511	7.43	223,967	17,797	7.95

Noninterest earning assets:
Cash and due from banks	6,324			8,160			7,757
Premises and equipment	5,274			5,632			5,848
Other assets	4,811			3,951			3,881
Less: allowance for loan losses	(3,079)			(2,306)			(2,147)

Total assets	$326,667			$277,970			$239,306

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$38,684	$224	0.58%	$30,963	$222	0.72%	$27,763	$294	1.06%
Savings deposits	9,217	52	0.57	7,694	50	0.65	6,462	67	1.04
Time deposits	178,286	7,292	4.09	172,865	7,424	4.29	151,574	8,045	5.31
Short-term debt	32,295	594	1.84	9,986	130	1.30	3,749	60	1.60
Long-term debt	728	24	3.30	426	10	2.35	453	12	2.65
Junior subordinated debt securities	5,551	438	7.89	6,863	543	7.91	7,285	580	7.96

Total interest bearing liabilities	264,761	8,624	3.26	228,797	8,379	3.66	197,286	9,058	4.59

Noninterest bearing liabilities:
Demand deposits	33,840			28,204			24,615
Other	4,205			3,731			3,079

Total liabilities	302,806			260,732			224,980

Shareholders’ equity	23,861			17,238			14,326

Total liabilities and shareholders’equity	$326,667			$277,970			$239,306

Net interest income (taxable equivalent basis)		$13,429			$11,132			$8,739

Net interest margin (5) (taxable equivalent basis)			4.29%			4.24%			3.90%
Average interest spread (6) (taxable equivalent basis)			3.78%			3.77%			3.36%

(1)	Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was $25 thousand, $32 thousand, and $36 thousand for the years ended December 31, 2004, 2003, and 2002, respectively. The tax equivalent adjustment to investment securities was $72 thousand, $115 thousand, and $129 thousand for the years ended December 31, 2004, 2003, and 2002, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis. Loans are net of unearned income.
(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.
(6)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

Table 2: Effect of Changes in Rate and Volume on Net Interest Income

As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest bearing liabilities. The following table attributes changes in net interest income either to changes in average volume or to rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

	Year Ended December 31, 2004 compared to Year Ended December 31, 2003			Year Ended December 31, 2003 compared to Year Ended December 31, 2002			Year Ended December 31, 2002 compared to Year Ended December 31, 2001
	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)
(in thousands)	Volume	Rate		Volume	Rate		Volume	Rate
Interest Income:
Loans	$3,697	$(1,051)	$2,646	$2,217	$(895)	$1,322	$1,161	$(462)	$699
Loans held for sale	161	48	209	750	(35)	715	—	372	372
Investment securities	(274)	(73)	(347)	(148)	(62)	(210)	(41)	(57)	(98)
Equity securities	43	(4)	39	3	(2)	1	18	(4)	14
Federal funds sold	2	1	3	(27)	(22)	(49)	(70)	(97)	(167)
Interest bearing deposits in banks	5	—	5	(71)	(38)	(109)	(269)	(276)	(545)
Other investments	4	(17)	(13)	(3)	47	44	2	9	11

	3,638	(1,096)	2,542	2,721	(1,007)	1,714	801	(515)	286

Interest Expense:
Interest bearing demand deposits	9	(7)	2	40	(112)	(72)	438	(493)	(55)
Savings deposits	6	(4)	2	18	(35)	(17)	27	(51)	(24)
Time deposits	254	(386)	(132)	1,731	(2,352)	(621)	(247)	(1,714)	(1,961)
Short-term debt	392	72	464	79	(9)	70	(14)	(90)	(104)
Long-term debt	9	5	14	(1)	(1)	(2)	(1)	(6)	(7)
Junior subordinated debt securities	(104)	(1)	(105)	(33)	(4)	(37)	338	(12)	326

	566	(321)	245	1,834	(2,513)	(679)	541	(2,366)	(1,825)

Increase (decrease) in net interest income	$3,072	$(775)	$2,297	$887	$1,506	$2,393	$260	$1,851	$2,111

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

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through an ongoing credit review process and a monthly review of impaired loans by management and the Board, the Company constructs an independent and comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis includes three basic elements; a general allowance, specific allowances for identified problem loans, and an unallocated allowance representing estimations done pursuant to either Standard of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Such qualitative factors management considers are the known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, level of concentrations within the portfolio, and the risk ratings of the various loan categories. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Such uncertainties include the level and trend of interest rates and the condition of the national and local economies. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Management’s evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table presents the Company’s loan loss experience for the past five years:

Table 3: Summary of Loan Loss Experience

	Year Ended December 31,
(in thousands)	2004	2003	2002	2001	2000
Allowance at beginning of period	$2,503	$2,335	$1,988	$1,920	$931

Provision for loan losses	1,695	525	419	360	1,155
Charge offs:
Commercial	1,224	82	4	7	30
Commercial construction	—	—	—	—	—
Commercial mortgage	117	—	—	238	79
Residential mortgage	—	247	43	35	36
Installment loans to individuals	26	28	36	13	10
Other	—	13	3	10	17

Total loans charged off	1,367	370	86	303	172

Recoveries:
Commercial	—	—	—	1	—
Commercial construction	—	—	—	—	—
Commercial mortgage	—	—	2	—	—
Residential mortgage	—	—	—	1	—
Installment loans to individuals	8	12	2	—	5
Other	—	1	10	9	1

Total recoveries	8	13	14	11	6

Net charge-offs	1,359	357	72	292	166

Allowance at end of period	$2,839	$2,503	$2,335	$1,988	$1,920

Year end loans *	$315,755	$230,050	$196,323	$178,069	$157,942

Ratio of allowance to year end loans	0.90%	1.09%	1.19%	1.12%	1.22%
Average loans outstanding *	$264,815	$214,731	$186,195	$172,516	$141,769

Ratio of net charge-offs to average loans outstanding	0.51%	0.17%	0.04%	0.17%	0.12%

*	Net of unearned income and loans held for sale.

The Company made provisions for loan losses of $1.7 million in 2004, compared to $524.8 thousand in 2003, and $419.0 thousand in 2002. Net charge-offs in 2004 were $1.4 million compared to $356.8 thousand for 2003 and $72.0 thousand for 2002. This represents 0.51% of average loans outstanding in 2004, 0.17% in 2003, and 0.04% in 2002. The increase in the provision and the related allowance in 2004 and 2003 was due to the overall growth in total loans of 37.3% and 17.2%, respectively, and the charge-off of $1.2 million for one significant commercial credit in the fourth quarter of 2004. Although the Company experienced an increase in charge-offs in 2004, net charge-offs as a percentage of average loans outstanding remained relatively low, and below the Company’s peer group for the last three years.

The allowance for loan losses at December 31, 2004 was $2.8 million, compared with $2.5 million at December 31, 2003, and $2.3 million at December 31, 2002. This represented 0.90% of year end loans at December 31, 2004 compared with 1.09% of year end loans at December 31, 2003 and 1.19% of year end loans at December 31, 2002. Based on current expectations relative to portfolio characteristics and management’s comprehensive allowance analysis, management considers the level of the allowance to be adequate as of December 31, 2004.

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

The following table presents information concerning non-performing assets for the periods indicated.

Table 4: Non-performing Assets

	December 31,
(in thousands)	2004	2003	2002	2001	2000
Non-accrual loans:
Commercial	$437	$2,358	$946	$1,302	$240
Commercial construction	—	—	—	—	—
Commercial mortgage	—	415	318	—	46
Residential mortgage	1	67	437	—	4
Installment loans to individuals	13	5	10	20	194
Other	—	—	—	—	—

	451	2,845	1,711	1,322	484
Loans contractually past-due 90 days or more:
Commercial	—	—	—	—	83
Commercial construction	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	62	17
Installment loans to individuals	8	—	18	1	7
Other	8	—	—	1	—

	16	—	18	64	107

Total non-performing loans	467	2,845	1,729	1,386	591

Other real estate owned	—	1,095	—	328	131

Total non-performing assets	$467	$3,940	$1,729	$1,714	$722

Non-accrual loans decreased $2.4 million in 2004 to $451.5 thousand. This decrease is primarily attributable to one (1) commercial loan that represented $1.5 million of the $2.8 million in nonaccrual loans at December 31, 2003, the collateral of which was liquidated and the balance charged off in the current year. The $451.5 thousand in nonaccrual loans represents ten (10) loans, of which $420.9 thousand relates to one (1) commercial loan. Management is closely monitoring this credit and believes that the allowance for loan losses is adequate to offset any potential loss that may occur.

If non-accrual loans had been performing fully, these loans would have contributed an additional $83.8 thousand to interest income in 2004, $137.4 thousand in 2003, $116.8 thousand in 2002, $122.8 thousand in 2001, and $35.04 thousand in 2000.

There were $16.1 thousand in loans past due 90 days or more that were not classified as non-accrual loans as of December 31, 2004 as compared to $0.0 thousand at December 31, 2003 and $18.0 thousand at December 31, 2002.

There was no other real estate owned as of December 31, 2004 compared to $1.1 million at December 31, 2003. The balance at December 31, 2003 included one commercial property and one residential property. During 2004, both properties were sold and resulted in a net loss of $10.4 thousand.

The Company continues to allocate significant resources to the expedient disposition and collection of nonperforming and other lower quality assets. As a part of this workout process, the Company routinely reevaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each nonperforming asset.

USES OF FUNDS

Total earning assets at December 31, 2004 increased 18.9% from year end 2003 compared with 2003’s increase of 24.8% from year end 2002’s increase of 12.5%. The increase in earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from $224.8 million in 2002 to $348.3 million in 2004.

Loan Portfolio

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of December 31, 2004, total gross loans, including loans held for sale, grew to a record $348.3 million, a $61.2 million or a 21.3% increase from $287.1 million at year end 2003. This is a continuation of the growth experienced from year end 2002 to year end 2003 of $63.3 million or 28.2% and from year end 2001 to year end 2002 of $46.1 million or 25.8%. The tremendous growth experienced during the past three years was achieved not only by the high loan demand generated by the low interest rate environment and our strong local economy, but also by the efforts of the Company’s officers to develop new loan relationships combined with the support of existing customers.

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

The table below classifies gross loans by major category and percentage distribution of gross loans at December 31 for each of the past three years:

Table 5: Loans By Classification

	December 31
	2004		2003		2002
(in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$45,422	14.32%	$45,584	19.74%	$36,279	18.45%
Commercial construction	20,912	6.59	7,759	3.36	7,458	3.79
Commercial mortgage	187,935	59.24	131,744	57.05	108,103	54.74
Residential mortgage	51,320	16.18	36,269	15.70	33,995	17.25
Installment loans to individuals	10,575	3.34	8,226	3.56	9,186	4.67
Other	1,057	0.33	1,369	0.59	2,033	1.10

Total gross loans	317,221	100.00%	230,951	100.00%	197,054	100.00%

Loans held for sale	31,107		56,132		27,792

Total	$348,328		$287,083		$224,846

Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity or five year rate call) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. Total commercial loans increased 37.4% to $254.3 million in 2004 compared with an increase of 21.9% to $185.1 million in 2003 and an increase of 17.2% to $151.8 million in 2002. Virtually all of the Company’s commercial real estate mortgage and construction loans, which account for approximately 65.8% of our total loans at December 31, 2004, relate to property in our market of Hampton Roads which includes the cities of Norfolk, Virginia Beach, Chesapeake, Portsmouth, and Suffolk. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. The region has experienced strong economic activity during 2002, 2003, and 2004, the local real estate market remains strong, and the Company attempts to mitigate risk through careful underwriting, including primary reliance on the borrower’s financial capacity and the ability to repay without resort to the property, and lends primarily with respect to properties occupied, or managed by the owner.

Residential mortgage loans increased $15.1 million or 41.5% in 2004, compared to an increase of $2.3 million or 6.7% to $36.3 million in 2003, and a decrease of $2.5 million or 6.8% to $34.0 in 2002. The Company’s 1 -4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan.

Consumer installment loans increased $2.3 million or 28.6% in 2004, representing 3.3% of total gross loans at December 31, 2004. Consumer installment loans represented 3.6% and 4.7% of total gross loans as of December 31, 2003 and 2002, respectively.

Included in total loans as of December 31, 2004 were $31.1 million in loans classified as held for sale. These loans are pre-committed for sale prior to funding and are secured by First Deeds of Trust on residential 1 to 4 family dwellings. As of December 31, 2003, the Company had $56.1 million in loans classified as held for sale.

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

A number of measures have been taken by the Company over the past several years to reduce overall exposure and earnings vulnerability in the real estate sectors of the Bank’s trade area. These measures include strengthening real estate underwriting, management review of policies and practices, and reducing higher risk concentrations within the real estate portfolio.

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

The following table shows the maturity or period of re-pricing of gross loans outstanding as of December 31, 2004. Demand loans as well as loans having no stated schedule of repayments and no stated maturity are reported as due within one year. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due. Since the majority of the Company’s loan portfolio is short-term, the Company can re-price its portfolio more frequently to minimize long-term interest rate fluctuations and maintain a steady interest margin.

Table 6: Loan Maturities and Re-Pricing Schedule

	December 31, 2004
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Variable Rate:
Commercial	$20,892	$5,399	$1,655	$27,946
Commercial construction	16,636	840	473	17,949
Commercial mortgage	88,010	60,132	4,896	153,038
Residential mortgage	26,037	10,708	953	37,698
Installment and other loans	3,064	—	—	3,064

Total variable rate	$154,639	$77,079	$7,977	$239,695

Fixed Rate:
Commercial	$6,090	$5,421	$5,965	$17,476
Commercial construction	293	512	2,158	2,963
Commercial mortgage	1,661	8,259	24,977	34,897
Residential mortgage	1,319	2,116	10,187	13,622
Installment and other loans	1,111	4,283	3,174	8,568

Total fixed rate	$10,474	$20,591	$46,461	$77,526

Total	$165,113	$97,670	$54,438	$317,221

Investments

The investment portfolio plays a role in the management of interest rate sensitivity of the Company and generates interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The table below presents information pertaining to the composition of the securities portfolio. At year-end 2004, 2003, and 2002, investment securities totaled $6.9 million, $12.4 million, and $16.0 million, respectively. Investments that were sold, matured or called during 2004 were used to fund the strong loan demand, resulting in a 44.1% decline in the total investment portfolio.

Table 7: Composition of Investments

	December 31,
(in thousands)	2004	2003	2002
Securities available for sale (1):
U. S. Treasury and agencies	$3,019	$809	$1,304
Mortgage-backed securities	1,487	2,182	4,877
State and municipals	1,623	4,647	4,970
Corporate bonds	242	1,624	1,550
Preferred stock	—	2,332	2,272

	6,371	11,594	14,973

Securities held to maturity (2):
Mortgage-backed securities	411	583	801
State and municipal	163	254	246

	574	837	1,047

Total investment securities	$6,945	$12,431	$16,020

(1)	Carried at fair value
(2)	Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

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

Management views the portfolio as well diversified among several market sectors as summarized below:

Sector	%
Municipals	25.3
Fixed Agency	44.0
Floating MBS	14.3
Floating CMO	8.9
Fixed MBS	2.4
Fixed CMO	1.4
Corporates	3.7

100.0%

The following table presents information on the maturities and weighted average yields of the Company’s investment securities at December 31, 2004. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.

Table 8: Investment Maturities and Yields

	December 31, 2004
	Held to Maturity			Available for Sale
(in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
US Treasury and agencies:
Within one year	$—	$—	—	$10	$10	2.04%
After one year to five years	—	—	—	3,000	3,009	3.90%
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	—	—	—	3,010	3,019	3.90%

State and municipals:
Within one year	—	—	—	257	259	6.05%
After one year to five years	163	180	7.86%	487	510	6.63%
After five years through ten years	—	—	—	563	591	6.37%
After ten years	—	—	—	250	263	6.58%

Total	163	180	7.86%	1,557	1,623	6.44%

Mortgage-backed:
Within one year	—	—	—	115	113	5.03%
After one year to five years	304	304	5.41%	971	987	4.47%
After five years through ten years	107	108	3.38%	387	387	3.09%
After ten years	—	—	—	—	—	—

Total	411	412	4.87%	1,473	1,487	4.15%

Other securities:
Within one year	—	—	—	250	242	—
After one year to five years	—	—	—	—	—	—
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	—	—	—	250	242	—

Total securities	$574	$592	5.72%	$6,290	$6,371	4.46%

As of December 31, 2004, the overall portfolio has a yield of 5.14%, on a fully taxable equivalent basis. The portfolio has a weighted average repricing term of 0.9 years; 76.8% of total holdings are invested in fixed rate securities; and 91.7% of the portfolio is categorized as available for sale (AFS). As of December 31, 2004, the total portfolio currently contained an unrealized gain of $80.6 thousand.

Fixed agency holdings total $3.0 million par value, or 44.0% of the total holdings, and have a taxable equivalent yield to the effective maturity date of 3.9%. Municipal holdings total $1.7 million par value, or 25.3% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.6%. Management believes these issues have excellent credit quality, as most of the portfolio is AA-rated or higher. The average duration date of the fixed agency and municipal portfolios is approximately 0.5 and 2.2 years, respectively.

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

Total deposits reached a record $277.6 million as of December 31, 2004, an increase of 10.8% or $27.0 million over 2003. This is a continuation of the growth experienced in 2003 of $22.6 million or 9.9% to $250.7 million. Management believes the growth in deposits is a result of the Company’s competitive interest rates on all deposit products, special deposit promotions and product enhancements, as well as the Company’s continued marketing efforts.

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

The breakdown of deposits at December 31 for the three previous years is shown in the following table.

Table 9: Deposits by Classification

	December 31,
	2004		2003		2002
(in thousands)	Balance	%	Balance	%	Balance	%
Noninterest-bearing demand deposits	$38,145	13.74	$31,975	12.76	$25,575	11.21
Interest-bearing demand deposits	39,809	14.34	33,730	13.46	28,746	12.60
Savings deposits	9,585	3.45	7,997	3.19	6,502	2.85
Time deposits:
Less than $100,000	138,983	50.06	129,124	51.51	123,599	54.20
$100,000 or more	51,110	18.41	47,832	19.08	43,665	19.14

	$277,632	100.00%	$250,658	100.00%	$228,087	100.00%

Table 10: Maturities of Time Deposits $100,000 or More at December 31, 2004

(in thousands)	Amount
3 months or less	$2,936
Over 3 through 12 months	14,951
Over 12 months	33,223

Total	$51,110

Borrowings

The Company’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure.

Purchased liabilities are composed of federal funds purchased, advances from the Federal Home Loan Bank, and certificates of deposit of $100.0 thousand and over (large CDs). The strong loan demand experienced over the last several years outpaced the Company’s increase in core deposits, and as a result purchased funds at December 31, 2004 equaled $100.2 million compared to $84.8 million in 2003, and $45.6 million in 2002. See Notes 8 and 9 in the Notes to Consolidated Financial Statements for additional disclosures related to borrowing arrangements.

Noninterest Income

Total noninterest income increased in 2004 to $3.1 million, an increase of $1.4 million or 82.8% over the $1.7 million reported in 2003. Total noninterest income increased $26.6 thousand or 1.6% in 2003 and $173.6 thousand or 11.7% in 2002. The overall increase in noninterest income is in line with the Company’s objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin. Service charges on deposit accounts, the Company’s primary source of noninterest income, increased 19.25% in 2004, 7.1% in 2003, and 2.1% in 2002. These increases were attributable to the increase in the number of deposit accounts. Additionally, the fee for non-sufficient funds (NSF) checks was increased during 2003, and consistent with the increase in deposit accounts in 2004 and 2003, the number of NSF checks also increased, leading to higher income from NSF checks, a component of service charges on deposit accounts.

To fund the Company’s record loan demand, and to take advantage of the gains in the investment portfolio given the existing market conditions and the likelihood of interest rates increasing, the Company sold securities from its investment portfolio. Included in other noninterest income are gains recognized on the sale/call of securities available for sale and gains recognized on the call of securities held to maturity. For the year end 2004, these gains equaled $490.3 thousand and $0.4 thousand, respectively. Also, included in other noninterest income are revenues from the recently acquired (third quarter 2004) mortgage company. These revenues contributed $776.8 thousand to other noninterest income.

Noninterest Expense

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased to $10.1 million in 2004 or 20.3%, following increases of 13.7% and 8.0% in 2003 and 2002, respectively. The increase in noninterest expense is in line when compared to the Bank’s overall growth. The ratio of noninterest expense to average total assets was 3.09%, 3.02%, and 3.09% for the years ended December 31, 2004, 2003, and 2002, respectively. Cost associated with handling our substantial asset and liability growth resulted in increases to almost every component of noninterest expense.

Salaries and employee benefits, the largest component of noninterest expense, increased by 26.9% in 2004 following an increase of 16.4% in 2003 and 8.3% in 2002. These increases were driven by annual merit increases, the addition of several new positions during 2003 and the first quarter of 2004, an increase in certain employee benefit costs experienced in 2004 and the acquisition of the mortgage company. The Company is currently servicing a record number of deposit and loan accounts. To support this growth, along with the legislation and requirements relating to the Sarbanes-Oxley Act, the Bank Secrecy Act, the Patriot Act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act, and others, the Company had to deploy significant resources including additional employees who can devote the time and attention necessary to ensure ongoing compliance with each of these important policies. Salaries and benefit costs associated with the mortgage company was $586.1 thousand for the year ended December 31, 2004. Net occupancy expense increased $3.9 thousand in 2004, $142.1 thousand in 2003, and $78.2 thousand in 2002. The increase can be attributable to improvements to several of the branch facilities; the cost of which qualified for capitalization and the occupancy cost associated with the mortgage company. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $706.1 thousand or 31.4% in 2004, compared with an increase of $145.3 thousand or 6.9% in 2003 and an increase of $208.8 thousand or 11.0% in 2002. The major part of this increase is the result of the Company’s investment in an extensive multimedia advertising campaign utilizing billboards, radio, and newspaper to promote and reinforce its presence throughout southside Hampton Roads during 2004. Advertising and marketing expense increased by 165.9% in 2004, following an increase of 29.8% in 2003 and a decrease of 21.2% in 2002.

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

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest-bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $15.3 and $20.2 million as of December 31, 2004 and 2003, respectively. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $21.0 million, and the ability to borrow from the Federal Reserve System up to $363.3 thousand and Federal Home Loan Bank up to $63.2 million. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

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

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At December 31, 2004, the Company’s one year “positive gap” (interest earning asset maturing or re-pricing within a period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $32.6 million, or 8.71% of total assets. Thus, during periods of rising interest rates, this implies that the company’s net interest income would be positively affected because the yield on the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur.

The table below sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December, 31, 2004 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Table 11: Interest Rate Sensitivity Analysis

	December 31, 2004
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$931	$419	$3,792	$1,803	$6,945
Equity securities	—	—	—	3,618	3,618
Loans held for sale	19,817	—	325	10,965	31,107
Loans	151,353	13,760	97,670	54,438	317,221
Interest bearing deposits	196	—	—	—	196
Federal funds sold	420	—	—	—	420

Total	$172,717	$14,179	$101,787	$70,824	$359,507
Cumulative totals	172,717	186,896	288,683	359,507

Interest Bearing Liabilities:
Deposits:
Demand	$39,809	$—	$—	$—	$39,809
Savings	9,585	—	—	—	9,585
Time deposits, $100,000 and over	2,936	14,951	28,334	4,889	51,110
Other time deposits	9,366	33,096	92,269	4,252	138,983
Short-term borrowing	44,140	—	—	—	44,140
Long-term borrowing	404	10	5,028	—	5,442
Junior subordinated debt securities	—	—	—	5,237	5,237

Total	$106,240	$48,057	$125,631	$14,378	$294,306
Cumulative totals	106,240	154,297	279,928	294,306

Interest sensitivity gap	$66,477	$(33,878)	$(23,844)	$56,446	$65,201

Cumulative interest sensitivity gap	$66,477	$32,599	$8,755	$65,201

Cumulative interest sensitivity gap as a percentage of total assets	17.77%	8.71%	2.34%	17.43%

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

Based on the Company’s outstanding financial performance for 2004, the Company paid a $0.05 cash dividend on February 27, May 28, August 31, and November 30 of 2004 for a total of $0.20 paid out in 2004, an increase of 25.0% over 2003. The Company paid a $0.04 cash dividend on February 28, May 31, August 29, and November 30 of 2003, and a $0.035 cash dividend on March 31, June 30, and November 30 of 2002.

Capital Resources and Adequacy

Total shareholders’ equity at December 31, 2004 increased 92.9% to a record $37.0 million compared to $19.2 million at December 31, 2003. During 2003, shareholders’ equity increased 24.3% from the $15.4 million at December 31, 2002. Contributing to the increase in 2004 was $15.0 million in additional capital raised by the Company through a private placement which issued 943,396 shares of newly issued company common stock at a price of $15.90 per share. Our record earnings of $3.1 million in 2004, $2.5 million in 2003, and $1.7 million in 2002 also contributed to the increases in shareholders’ equity.

The Federal Reserve Board, the Office of the Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies. Risk-based capital ratios are another measure of capital adequacy. On October 14, 2004, Commonwealth Bankshares, Inc. generated $15.0 million in new regulatory capital through the private placement of its common stock. On July 27, 2001 Commonwealth Bankshares, Inc. generated $6.5 million in new regulatory capital from the initial funding of a trust preferred securities offering. A subsequent funding on August 9, 2001 resulted in $800 thousand of new regulatory capital. Under Federal Reserve Bank rules, the Company and the Bank were considered “well capitalized,” the highest category of capitalization defined by the regulators as of December 31, 2004. The Bank’s risk-adjusted capital ratios at December 31, 2004, were 12.84% for Tier 1 and 13.75% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.

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

Contractual Obligations

The following table summarized the Company’s significant contractual obligations, contingent obligations, and certain other commitments outstanding as of December 31, 2004:

Table 12: Contractual Obligations

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,363	$386	$657	$320	$—
Other liabilities on balance sheet under GAAP
Federal Home Loan Bank advances	44,140	44,140	—	—	—
Junior subordinated debt securities	5,237	—	—	—	5,237
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—
Long-term debt	5,442	39	76	5,057	270
Other commitments
Standby letters of credit	1,271	1,074	188	9	—
Commitments to extend credit	81,243	81,243	—	—	—

Total contractual obligations	$138,696	$126,882	$921	$5,386	$5,507

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan losses is contained in Note 1 to the Consolidated Financial Statements included as Exhibit 99.1 of this report.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123(R)”). The new pronouncement replaces the existing requirements under SFAS No. 123 and Accounting Principals Board Opinion No. 25 (“APB Opinion No. 25”). According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, the FASB has determined that SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects to adopt the new standards as of its effective date. The impact to compensation expense is not expected to be material, however, the final impact to compensation expense will be dependent on the number of equity instruments granted during any year, including their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In July 2004, the Emerging Issues Task Force (“EITF”) published its consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue. No 03-1 addresses the meaning of other than temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and accounted for under the equity method. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-1-1, which delays the effective date for the recognition and measurement guidance in the EITF Issue No. 30-1. In addition, the FASB issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company continues to assess the potential impact that the adoption of the proposed FSP could have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29. This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company’s financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company’s consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment is at risk and is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these entities or transactions constituted the Company’s primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

(a)	As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Board of Directors

Currently, the Board is comprised of 9 members who are divided into three classes. These directors serve for the terms of their respective classes, which expire in 2005, 2006, and 2007. During 2004, the Company’s Board of Directors was comprised of 10 members. In February 2005, William P. Kellam who served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since it’s inception in 1971, passed away at the age of 90. Mr. Kellam served as the President of Kellam – Eaton Insurance Agency, Inc., a real estate and insurance firm in Virginia Beach, Virginia, for 30 years prior to his retirement in 1986. The following table sets forth the composition of the Board of Directors.

Class I (Term Expiring in 2007)	Class II (Term Expiring in 2005)	Class III (Term Expiring in 2006)
Morton Goldmeier	Herbert L. Perlin	Edward J. Woodard, Jr., CLBB
William D. Payne, M.D.	Kenneth J. Young	Laurence C. Fentriss
Richard J. Tavss	Thomas W. Moss, Jr.
E. Carlton Bowyer, Ph.D.

The following paragraphs set forth certain information, as of December 31, 2004, for each of the 9 directors of Commonwealth Bankshares, Inc.

Class I

(Term Expiring in 2007)

Morton Goldmeier, 81, has served as President of Hampton Roads Management Associates, Inc. since 1990. Mr. Goldmeier has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

William D. Payne, M.D., 69, retired from Drs. Payne, Ives, and Holland, Inc. in 2001. Dr. Payne has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

Richard J. Tavss, 65, has served as Senior Counsel of Tavss Fletcher since 1977. Mr. Tavss has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

E. Carlton Bowyer, Ph.D., 71, served as superintendent of the Virginia Beach School System before retiring in 1991. Dr. Bowyer was employed with the Virginia Beach School System for 31 years. Dr. Bowyer served as a Virginia Beach Advisory Board director prior to becoming a director of Commonwealth Bankshares and Bank of the Commonwealth in 2001.

Class II

(Term Expiring in 2005)

Herbert L. Perlin, 64, has served as President of Perlin Benefit Resources, Inc., a regional pension company located in Virginia Beach, Virginia since 1983. Mr. Perlin has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1987.

Kenneth J. Young, 54, has served as President of the Norfolk Tides Baseball team, and as President of Leisure & Recreation Consultants, Inc., located in Tampa, Florida, since 1996. Mr. Young has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

Thomas W. Moss, Jr., 76, was elected Treasurer of the City of Norfolk in 2001. Mr. Moss has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999. Mr. Moss was an attorney for over 30 years and a former Speaker of the House of Delegates for the State of Virginia.

Class III

(Term Expiring in 2006)

Edward J. Woodard, Jr., CLBB, 62, has served as President and Chief Executive Officer of Bank of the Commonwealth since 1973 and as Chairman of the Board since 1988. He has served as Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares since 1988. Mr. Woodard is also President and Director of BOC Title of Hampton Roads, Inc. and BOC Insurance of Hampton Roads, Inc., President of Boush Bank Building Company and a general partner in Boush Bank Building Associates. Mr. Woodard has served as a director of Bank of the Commonwealth since 1973 and as a director of Commonwealth Bankshares since 1988.

Laurence C. Fentriss, 50, is President of Anderson and Strudwick Investment Company. Mr. Fentriss has served as a director of Commonwealth Bankshares since 2001 and as a director of Bank of the Commonwealth since 2001.

Executive Officers of Commonwealth Bankshares, Inc. and Bank of the Commonwealth

In addition to Mr. Woodard, the following individuals serve as executive officers of the Company and the Bank.

Cynthia A. Sabol, CPA, 42, assumed the role of Executive Vice President, Chief Financial Officer and Secretary of the Company and Bank in February 2004. Ms. Sabol is also Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc.; and Director, Vice President, Secretary, and Treasurer of BOC Insurance Agency of Hampton Roads, Inc. Prior to joining the Bank, she worked in the banking industry for ten years as a CFO and nine years of prior experience in the certified public accounting industry.

Simon Hounslow, 40, Executive Vice President and Chief Lending Officer has been with the Company since 1989. In December 2004, he was promoted from Senior Vice President to Executive Vice President and Chief Lending Officer. Mr. Hounslow has over 16 years in the banking industry, specializing in commercial, consumer, and construction lending.

Stephen G. Fields, 41, joined the Company in December of 2003 as Senior Vice President and Commercial Loan Officer. In December 2004, he was promoted to Executive Vice President and Commercial Loan Officer. Mr. Fields has 11 years in the banking industry concentrating in commercial, consumer and construction lending. Mr. Fields also has 6 years working as an examiner with the Federal Reserve Bank of Richmond.

Audit Committee and Audit Committee Financial Expert

The Company’s Board has a separately-designed standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2004, the members of the Audit Committee were Morton Goldmeier, William P. Kellam, Thomas W. Moss, Jr., E. Carlton Bowyer and Laurence C. Fentriss. Due to committee re-assignments, as of June 1, 2004, Herbert L. Perlin was added to the audit committee. The Board has determined that Morton Goldmeier, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and greater than 10.0% beneficial owners were complied with in 2004.

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

Item 10. Executive Compensation.

Summary Executive Compensation Table

The following table sets forth, for the years ended December 31, 2004, 2003, and 2002, the annual and long term compensation paid or accrued by the Company and its subsidiaries for the Company’s Chief Executive Officer, and executive officers whose combined salary and bonus exceed $100,000 in 2004.

Summary Compensation Table

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options (#)
Edward J. Woodard, Jr., CLBB Chairman of the Board President and Chief Executive Officer	2004 2003 2002	$253,000 230,000 209,000	$70,000 24,500 5,000	$43,934 29,207 32,171	(1) (1) (1)	7,500 4,400 —

Cynthia A. Sabol (3),	2004	$101,539	$22,000	$—		6,000
Executive Vice President and Chief Financial Officer

Simon Hounslow,	2004	$96,600	$15,000	$6,268	(2)	5,000
Executive Vice President and Chief Lending Officer	2003 2002	91,768 85,797	15,000 5,000	5,377 4,400	(2) (2)	4,000 —

Stephen G. Fields,	2004	$92,000	$10,000	$—		5,000
Executive Vice President and Commercial Loan Officer

(1)	Includes director fees, 401k matching contribution, 401k profit sharing, and deferred compensation.
(2)	Includes 401k matching contribution and 401k profit sharing.
(3)	Ms. Sabol began employment with the Company in February 2004.

Option Grants in Last Fiscal Year

The following table sets forth information for the year ended December 31, 2004 regarding grants of stock options to Mr. Woodard, Ms. Sabol, Mr. Hounslow, and Mr. Fields.

Option Grants in Year Ended December 31, 2004

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Edward J. Woodard, Jr.	7,500	22.73%	$18.77	12/14/14
Cynthia A. Sabol	6,000	18.18%	$18.77	12/14/14
Simon Hounslow	5,000	15.15%	$18.77	12/14/14
Stephen G. Fields	5,000	15.15%	$18.77	12/14/14

Fiscal Year End Option Values

The table below sets forth information for each officer named in the Summary Compensation Table concerning the value of unexercised stock options as of December 31, 2004.

Fiscal Year End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2004 (#)		Value of Unexercised In-The-Money Options at December 31, 2004 ($) (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward J. Woodard, Jr.	9,614	$135,073	9,517	21,900	$94,720	$106,950
Cynthia A. Sabol	—	—	—	6,000	—	480
Simon Hounslow	3,038	43,474	5,538	14,000	54,644	53,575
Stephen G. Fields	—	—	—	5,000	—	400

(1)	Under Securities and Exchange Commission rules, an option is only considered in-the-money, for purposes of the chart, if the per share exercise price is less than $18.85, the last reported sales price of the Company’s common stock on the NASDAQ National market on December 31, 2004.

Director Compensation

Each director of the Company was paid $1,000 for attendance at each board meeting and $400 for attendance at each meeting of a committee of the board of which he or she was a member. Additionally, each director of the Company was paid a quarterly retainer of $1,500. Effective December 1, 2004, the Board meeting fees increased to $1,200 per meeting, $500 per Committee meeting and $2,000 for the quarterly retainer. The Company has a Director’s Deferred Compensation Plan which allows directors to defer recognition of income on all or any portion of the directors’ fees they earn. During 2004, a total of $125.2 thousand was deferred by directors under this plan. The terms and conditions of the plan are very similar to the terms and conditions of the Bank’s Supplemental Executive Retirement Plan described under the “Stock Option and Employee Benefit Plans” section of this Form 10-KSB.

Employment Agreements

Edward J. Woodard, Jr., Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares and Bank of the Commonwealth has entered into an employment agreement with Bank of the Commonwealth. The agreement provides for Mr. Woodard’s employment until the earlier of December 31, 2007, his death or his physical or mental disability; provided, however, the employment agreement allows for the termination of employment by either Bank of the Commonwealth or Mr. Woodard in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by Mr. Woodard for “good reason.” Mr. Woodard’s employment agreement will be renewed automatically each year unless either party elects not to renew the agreement.

Under the employment agreement, in the case of a termination by Commonwealth Bankshares or Bank of the Commonwealth prior to a “change of control,” but not “for good cause,” Mr. Woodard will be entitled to receive twelve (12) equal monthly payments, which, in total, equal his annual base salary, plus directors’ fees. In the event of a termination of employment by Mr. Woodard for “good reason,” or by Commonwealth Bankshares or Bank of the Commonwealth subsequent to a “change of control,” but not “for good cause,” Mr. Woodard will be entitled to receive sixty (60) equal monthly payments which, in total, equal the present value of three (3) times of his annual compensation at the time of termination.

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

The term “for good cause” includes a termination of Mr. Woodard for his failure to perform the required services, gross or willful neglect of his duty or a legal or intentional act demonstrating bad faith. The term “good reason” is defined as any assignment to Mr. Woodard of duties or responsibilities inconsistent with those in effect on the date of the agreement, the location of the executive’s office and/or workplace for employer is moved or relocated to a site 25 miles or more from the location as of the date of this agreement, or a change of control of either Commonwealth Bankshares or Bank of the Commonwealth.

Mr. Woodard has also entered into an amended and restated deferred supplemental compensation agreement with Bank of the Commonwealth. Under the supplemental agreement, upon Mr. Woodard attaining the age of 65, upon his termination with Bank of the Commonwealth for any reason whatsoever or upon his death, Mr. Woodard or his beneficiary shall be entitled to payment from the Bank of: (i) two hundred fifty thousand dollars ($250,000) in one hundred twenty (120) equal consecutive monthly installments of two thousand eighty-three and 33/100 dollars ($2,083.33) each, (ii) seven hundred twenty thousand dollars ($720,000) in one hundred eighty (180) equal consecutive monthly installments of four thousand dollars ($4,000) each, and (iii) five hundred forty thousand dollars ($540,000) in one hundred eighty (180) equal consecutive monthly installments of three thousand dollars ($3,000) each, all three such payments being payable on the first day of each such month. Any payments described above shall be made on each such payment date to employee, regardless of whether employee is employed by the Bank at the time he becomes eligible for such payments. In addition to all payments described above, upon employee’s death, the Bank shall pay to the beneficiary a lump sum payment of two hundred fifty thousand and no/100 dollars ($250,000), payable on the first day of the second calendar month immediately following the date of death. Under the supplemental agreement, Mr. Woodard is obligated to make himself available to Bank of the Commonwealth after his retirement, so long as he receives payments under the supplemental agreement, for occasional consultation which Bank of the Commonwealth may reasonably request. Any amounts unpaid under the supplemental agreement may be forfeited, after notice to Mr. Woodard, in the event that the board of directors of Bank of the Commonwealth determines in good faith that Mr. Woodard is performing services of any kind for a firm or other entity competitive with the business of Bank of the Commonwealth during the period that he is receiving payments under the supplemental agreement.

In addition to Mr. Woodard’s employment agreement, the Bank has entered into similar employment agreements with Cynthia A. Sabol dated February 11, 2004, Simon Hounslow dated January 2, 2002, and Stephen G. Fields dated January 1, 2004. The agreements provide for Ms. Sabol’s, Mr. Hounslow’s, and Mr. Fields’ (collectively the “Executives”) employment until the earlier of one year from the agreement date, their death or disability; provided, however, the employment agreements allows for termination of employment by either Bank of the Commonwealth, or the Executives in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by the Executives’ for “good reason.” The Executives’ employment agreements will be renewed automatically each year unless either party elects not to renew the agreements.

Under the employment agreements, in the case of a termination by Commonwealth Bankshares or Bank of the Commonwealth prior to a “change of control,” but not “for good cause,” Ms. Sabol, Mr. Hounslow, and Mr. Fields will be entitled to receive twelve (12) equal monthly payments, which in total, equal their annual base salary. In the event of a termination of the employment agreement the Executives for “good reason,” by Commonwealth Bankshares or Bank of the Commonwealth subsequent to a “change of control,” but not “for good cause,” Mr. Hounslow and Mr. Fields will be entitled to receive sixty (60) equal monthly payments, which in total, equal the present value of the annual compensation at the time of termination, and Ms. Sabol will be entitled to receive sixty (60) equal monthly payments, which in total, equal the present value of three (3) times the annual compensation at the time of termination.

The Company has also entered into deferred supplemental compensation agreements with Ms. Sabol, Mr. Hounslow and Mr. Fields. The terms and conditions of these agreements are virtually the same as those of Mr. Woodard’s deferred supplemental compensation agreement described above, except for the amount of payment they are entitled. Under the supplemental agreement, Ms. Sabol is entitled to payment from the Bank of nine hundred thousand dollars ($900,000) in one hundred eighty (180) equal consecutive monthly installments of five thousand dollars ($5,000) each. Mr. Hounslow and Mr. Fields are both entitled to five hundred forty thousand dollars ($540,000) in one hundred eighty (180) equal consecutive monthly installments of three thousand dollars ($3,000) each.

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

401(k) Profit Sharing Plan. In 1993, Bank of the Commonwealth adopted a 401(K) profit sharing plan qualified under Section 401(k) of the Internal Revenue Code to replace Bank of the Commonwealth’s former profit sharing plan. Employees who have attained the age of 20 years and six months and completed six months of service with Bank of the Commonwealth are eligible to participate in the 401(k) plan. Eligible employees who elect to participate may defer up to the maximum allowable as prescribed by law. The Bank of the Commonwealth may make a matching contribution, the amount of which, if any, will be determined by Bank of the Commonwealth each year. Bank of the Commonwealth contributed a matching contribution of $41.0 thousand and a discretionary profit sharing contribution of $60.0 thousand to the 401(k) plan during 2004.

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

Bank of the Commonwealth Supplemental Executive Retirement Plan. Effective February 1, 2002, Commonwealth Bankshares’ Board of Directors approved an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year. Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicate how the deferred amount is to be invested between a fund that tracks the value of Commonwealth Bankshares’ stock and a simple interest bearing fund. The amount of deferred compensation in an executive’s account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank of the Commonwealth’s general creditors until such time as they are distributed to the executive. Distributions are generally available at retirement age, death, or on account of disability. In addition, an executive who separates from service for a reason other than retirement, death, or disability, is entitled to receive distribution when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions). Distributions may also be made in certain situations following a change in control. Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations. As of December 31, 2004, no money has been funded into this plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2004

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	261,947	(1)	$11.91	27,996	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	261,947	(1)	$11.91	27,996	(2)

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock options plans.
(2)	Represents shares available for future issuance under the Company’s stock options plans.

Management

The following table sets forth the beneficial ownership of the Company’s common stock by each of its directors and named executive officers as of March 4, 2005. All the Company’s directors and named executive officers receive mail at the Company’s principal executive office at 403 Boush Street, Norfolk, Virginia 23510.

Name	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned (2)
Directors:

E. Carlton Bowyer, Ph.D.	2,403	(3)	*

Laurence C. Fentriss	193,358	(4)	6.21%

Morton Goldmeier	106,336	(5)	3.50%

Thomas W. Moss, Jr.	3,673	(6)	*

William D. Payne, M.D.	29,353	(7)	*

Herbert L. Perlin	48,357	(8)	1.59%

Richard J. Tavss	158,933	(9)	5.23%

Edward J. Woodard, Jr., CLBB	45,527	(10)	1.50%

Kenneth J. Young	23,979	(11)	*

Non-Director Named Executive Officers:

Cynthia A. Sabol	5	(12)	*

Simon Hounslow	12,663	(13)	*

Stephen G. Fields	22	(14)	*

All Directors and Executive Officers as group (12 persons)	624,609		19.68%

*	Percentage of ownership is less than 1.0% of the outstanding shares of Common Stock of the Company.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options. The above table includes 87,500 shares which can be acquired through the conversion of convertible preferred securities and 55,208 shares which can be acquired through the exercise of stock options. The above table does not include 106,900 options granted to the directors and named executive officers that are currently not exercisable within 60 days. These options, issued under the 1999 Stock Incentive Plan, will not become exercisable until the average closing price is at least $21.00 per share for 30 days and after the first anniversary of the date granted.
(2)	Based on 3,030,744 issued and outstanding shares of common stock as of March 4, 2005.
(3)	Includes 424 shares registered in the name of Dr. Bowyer’s wife, for which Dr. Bowyer disclaims beneficial ownership. Does not include 6,000 options currently unexercisable as described in Footnote 1 above.
(4)	Includes (i) 75,000 shares which Mr. Fentriss has the right to acquire through the conversion of convertible preferred securities, and (ii) 8,750 shares which Mr. Fentriss’s wife has the right to acquire through the conversion of convertible preferred securities, for which Mr. Fentriss disclaims beneficial ownership. Does not include 6,000 options currently unexercisable as described in Footnote 1 above.

(5)	Includes (i) 6,625 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options, and (ii) 14,486 shares owned by Mr. Goldmeier’s wife, for which Mr. Goldmeier disclaims beneficial ownership, and (iii) 3,750 shares which Mr. Goldmeier has the right to acquire through the conversion of convertible preferred securities. Does not include 8,000 options currently unexercisable as described in Footnote 1 above.
(6)	Includes 3,152 shares owned jointly by Mr. Moss and his wife. Does not include 8,000 options currently unexercisable as described in Footnote 1 above.
(7)	Includes (i) 11,176 shares which Dr. Payne has the right to acquire through the exercise of stock options, (ii) 933 shares registered in the name of Dr. Payne’s wife, for which Dr. Payne disclaims beneficial ownership, and (iii) 3,415 shares registered in the name of Payne Pension and Profit Sharing Plan FBO William D. Payne. Does not include 8,000 options currently unexercisable as described in Footnote 1 above.
(8)	Includes (i) 11,176 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 19,573 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, (iii) 2,378 shares owned jointly by Mr. Perlin and his wife, and (iv) 14,797 shares registered as the Perlin Revocable Living Trust. Does not include 8,000 options currently unexercisable as described in Footnote 1 above.
(9)	Includes (i) 11,176 shares which Mr. Tavss has the right to acquire through the exercise of stock options, (ii) 1,314 shares registered in the name of Richard J. Tavss, custodian for Bobbie J. Tavss, (iii) 628 shares registered in the name of Richard J. Tavss, custodian for Sanders T. Schoolar V, (iv) 579 shares registered in the name of Richard J. Tavss, custodian for Zachary I. Maiden, (v) 550 shares registered in the name of Richard J. Tavss, custodian for Taylor Tavss Schoolar, (vi) 100 shares registered in the name of Richard J. Tavss, custodian for Richard T. Maiden, (vii) 100 shares registered in the name of Richard J. Tavss, custodian for Samantha R. Maiden, and (viii) 12,650 shares held in an IRA for Mr. Tavss. Does not include 8,000 options currently unexercisable as described in Footnote 1 above.
(10)	Includes (i) 9,517 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 671 shares registered in the name of Edward J. Woodard, Jr., custodian for Troy Brandon Woodard, (iii) 1,594 shares registered in the name of Edward J. Woodard, Jr. and Sharon W. Woodard, custodians of Troy Brandon Woodard, (iv) 2,022 shares held in trust, representing the proceeds of a self directed Individual Retirement Account for the benefit of Edward J. Woodard, Jr., and (v) 9,256 shares owned jointly by Mr. Woodard and his wife. Does not include 21,900 options currently unexercisable as described in Footnote 1 above.
(11)	Includes (i) 5,250 shares representing the proceeds of a self directed Individual Retirement Account for the benefit of Kenneth J. Young, (ii) 1,001 shares owned jointly with Michael J. Young (son), (iii) 1,001 shares owned jointly with Benjamin C. Young (son), and (iv) 1,001 shares owned jointly with Jennifer M. Young (daughter). Does not include 8,000 options currently unexercisable as described in Footnote 1 above.
(12)	Does not include 6,000 options currently unexercisable as described in Footnote 1 above.
(13)	Includes (i) 5,538 shares which Mr. Hounslow has the right to acquire through the exercise of stock options, and (ii) 3,713 shares owned jointly by Mr. Hounslow and Theresa A. Hounslow (wife). Does not include 14,000 options currently unexercisable as described in Footnote 1 above.
(14)	Includes 12 shares registered in the name of Madison S. Fields (daughter). Does not include 5,000 options currently unexercisable as described in Footnote 1 above.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of March 4, 2005 by each beneficial owner of more than 5.0% of the Company’s common stock based on currently available Schedules 13D and 13G filed with the Security and Exchange Commission.

Name and Address of Holder	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Laurence C. Fentriss	193,358	6.21%
P.O. Box 1459
Richmond, VA 23218

Richard J. Tavss	158,933	5.23%
P.O. Box 3747
Norfolk, VA 23514

Hot Creek Capital, LLC	256,492	8.46%
P.O. Box 3178
Gardenville, NV 89410

Item 12. Certain Relationships and Related Transactions.

Loans to Officers and Directors

Certain directors and officers of the Company and the Bank, members of their immediate families, and Corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2004, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectability or present other unfavorable features.

As of December 31, 2004, the amount of loans from the Bank to all officers and directors of the Company and the Bank, and entities in which they are associated, was approximately $8.3 million.

Business Relationships and Transactions with Management

In the ordinary course of its business, the Company and the Bank engaged in certain transactions with their officers and directors in which such officers and directors have a significant interest. All such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties. The Bank has from time to time retained the Norfolk, Virginia law firm of Tavss Fletcher, of which Mr. Tavss, a director of the Company and the Bank, is senior counsel, to perform certain legal services for the Company and the Bank.

In 1984, the Bank entered into a lease with Boush Bank Building Associates, a limited partnership (the “Partnership”), to rent the headquarters building (the “Headquarters”) of the Company and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The general partner of the Partnership is Boush Bank Building Company. The limited partners of the Partnership are Mr. Woodard, President, CEO and director of the Company and the Bank, and the estates of George H. Burton and William P. Kellam, former directors. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of Suntrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank’s return on average assets is less than seven-tenths of one percent. Under this provision the Bank has purchased 54.4% of this property for a total of $999.6 thousand. No purchases have been made after 1988. The terms of the lease are not less favorable than could be obtained from a non-related party.

Additionally, in 1998, the Bank of the Commonwealth entered into a lease with respect to its branch at 1217 Cedar Road, Chesapeake, Virginia with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease. Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares. Richard J. Tavss, also one of the landlords under the lease, is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares. Annual lease payments under the lease currently are $110.9 thousand. The board of directors of Commonwealth Bankshares received two independent appraisals with respect to this property prior to entering into this lease. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Articles of Incorporation. Filed June 15, 1988, as Exhibit 3.1 to the Registrant’s Form S-4, and incorporated herein by reference.

3.2	Bylaws. Filed June 15, 1988, as Exhibit 3.2 to the Registrant’s Form S-4, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation dated July 28, 1989. Filed March 20,1990, as Exhibit 3.3 to the Registrant’s Form 10-K, and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation dated November, 2000. Filed as Exhibit with the Company’s form 10-KSB, and incorporated herein by reference.

4.1	Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrant’s Registration Statement on form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.2	Declaration of Trust between the Company and the Trust. Included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.3	Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.4	Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as trustee, included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.5	Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.6	Form of Junior Subordinated Debt Securities, included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.7	Form of Guarantee Agreement with respect to the Convertible Securities, included as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

10.1	Lease. Filed June 15, 1988, as Exhibit 10.1 to the Registrant’s Form S-4, and incorporated herein by reference.

10.5	Bank of the Commonwealth Directors’ Deferred Compensation Plan. Filed February 1, 2002, as Exhibit 4.1 to the Registrant’s Form S-8, and incorporated herein by reference.

10.6	Bank of the Commonwealth Supplemental Executive Retirement Plan. Filed February 1, 2002, as Exhibit 4.2 to the Registrant’s Form S-8, and incorporated herein by reference.

10.7	Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 21, 1989, as Exhibit 10.7 to the Registrant’s Form 10-K, and incorporated herein by reference.

10.8	Employment Agreement with Edward J. Woodard, Jr. Filed March 20, 1990, as Exhibit 10.8 to Registrant’s Form 10-K, and incorporated herein by reference.

10.9	Employment Agreement with John H. Gayle. Filed March 28, 1991, as Exhibit 10.9 to Registrant’s Form 10-K, and incorporated herein by reference.

10.10	Amendment to Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 30,1994, as Exhibit 10.10 to Registrant’s Form 10-K, and incorporated herein by reference.

10.11	Amendment to Employment Agreement with Edward J. Woodard, Jr. Filed March 30, 1994, as Exhibit 10.11 to Registrant’s Form 10-K, and incorporated herein by reference.

10.12	Amendment to Employment Agreement with John H. Gayle. Filed March 30, 1994, as Exhibit 10.12 to Registrant’s Form 10-K, and incorporated herein by reference.

10.13	Non-Employee Director Stock Compensation Plan. Filed March 30, 1996, as Exhibit 10.13 to Registrant’s form 10-K, and incorporated herein by reference.

10.14	Second amendment to deferred supplemental agreement dated December 27, 1978, with Edward J. Woodard, Jr. Filed April 2, 2001 as Exhibit 10.14 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.15	Employment agreement with Simon Hounslow. Filed March 30, 2004 as Exhibit 10.15 to Registrant’s Form 10-KSB, and incorporated herein by reference.

10.16	Employment agreement dated February 11, 2004, with Cynthia A. Sabol is attached as part of this 10-KSB.

10.17	Employment agreement dated January 1, 2004, with Stephen G. Fields is attached as part of this 10-KSB.

10.18	Amended Employment Agreement dated May 18, 2004 with Edward J. Woodard, Jr. is attached as part of this 10-KSB.

10.19	Amended Employment Agreement dated May 18, 2004 with Cynthia A. Sabol is attached as part of this 10-KSB.

10.20	Amended Employment Agreement dated May 18, 2004 with Simon Hounslow is attached as part of this 10-KSB.

10.21	Amended Employment Agreement dated May 18, 2004 with Stephen G. Fields is attached as part of this 10-KSB.

10.22	Third Amended and Restated Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. dated July 20, 2004 is attached as part of this 10-KSB.

10.23	Amended and Restated Deferred Supplemental Compensation Agreement with Simon Hounslow dated May 18, 2004 is attached as part of this 10-KSB.

10.24	Deferred Supplemental Compensation Agreement with Cynthia A. Sabol dated May 18, 2004 is attached as part of this 10-KSB.

10.25	Deferred Supplemental Compensation Agreement with Stephen G. Fields dated May 18, 2004 is attached as part of this 10-KSB.

21.1	Subsidiaries of Registrant. *

23.1	Consent of PKF Witt Mares, PLC. *

24.1	Power of Attorney, included on the signature page herein.

31.1	Certification of CEO pursuant to Rule 13a-14(a). *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a). *

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Consolidated Financial Statements. *

*	Filed herewith.

(b) Reports filed on Form 8-K for the quarter ended December 31, 2004.

Form 8K – filed October 14, 2004, announcing the completion of a $15 million private placement of its common stock, is incorporated herein by reference.

Form 8K – filed November 10, 2004, related to the earnings release for the third quarter ended September 30, 2004 and the declaration of a dividend payable during the fourth quarter of 2004, is incorporated herein by reference.

Item 14. Principal Account Fees and Services

Audit Fees

During 2004, the aggregate amount of fees billed to the Company by PKF Witt Mares, PLC rendered by it for the audit of the Company’s financial statements and review of financial statements included in the Company’s reports on Form 10-QSB, and for service normally provided in connection with statutory and regulatory filings was $62,409. In 2003, PKF Witt Mares, PLC billed $79,141 for such services. This category includes fees for services necessary to perform the audit of the Company’s financial statements comfort letters and consents in connection with registration statement and other filings with the Securities and Exchange Commission and assistance with and review of documents filed with the Commission.

Audit-Related Fees

During 2004, the aggregate amount of fees billed to the Company by PKF Witt Mares, PLC for assurance and related services reasonably related to the performance of the audit services rendered by it was $19,100. In 2003 PKF Witt Mares, PLC billed $14,375 for such services. These services were the audits of the Company’s information technology systems, trust department and ACH procedures.

Tax Fees

During 2004, the aggregate amount of fees billed to the Company by PKF Witt Mares, PLC for tax advice, compliance, and planning services was $3,500. In 2003, PKF Witt Mares, PLC billed $3,000 for such services. These services were the preparation of federal and state income tax returns and advice regarding tax compliance issues.

All Other Fees

During 2004 and 2003, PKF Witt Mares, PLC billed the Company $7,750 and $32,354, respectively, for all other fees. These services included assistance with the documentation of internal controls, due diligence on the mortgage company acquisition and other consulting matters.

None of the engagements of PKF Witt Mares, PLC to provide service other than audit services was made pursuant to the de minimus exception to the pre-approval requirement contained in the rules of the Securities and Exchange Commission and the Company’s audit committee charter.

Audit Committee Pre-Approval Policy

Pursuant to the terms of the Company’s Audit Committee Charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent accountants. The Audit Committee must pre-approve all audit (including audit-related) and non-audit services performed by the independent accountants in order to assure that the provisions of such services do not impair the accountants’ independence. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of the subcommittee to grant pre-approval shall be presented to the full Audit Committee at its next scheduled meeting.

During 2004, the Audit Committee pre-approved 100% of non-audit services provided by PKF Witt Mares, PLC. The Audit Committee has considered the provisions of these non-audit services by PKF Witt Mares, PLC and has determined that the services are compatible with maintaining PKF Witt Mares, PLC’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: March 29, 2005	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief
Executive Officer

	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature below constitutes and appoints Edward J. Woodard, Jr., CLBB and Cynthia A. Sabol, CPA, and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

by:	/s/ Edward J. Woodard, Jr., CLBB	Date: March 29, 2005
Edward J. Woodard, Jr., CLBB
Chairman of the Board
President and Chief Executive Officer

by:	/s/ E. Carlton Bowyer, Ph.D.	Date: March 29, 2005
E. Carlton Bowyer, Ph.D.
Director

by:	/s/ Laurence C. Fentriss	Date: March 29, 2005
Laurence C. Fentriss
Director

by:	/s/ Morton Goldmeier	Date: March 29, 2005
Morton Goldmeier
Director

by:	/s/ Thomas W. Moss, Jr.	Date: March 29, 2005
Thomas W. Moss, Jr.
Director

by:	/s/ William D. Payne, M.D.	Date: March 29, 2005
William D. Payne, M.D.
Director

by:	/s/ Herbert L. Perlin	Date: March 29, 2005
Herbert L. Perlin
Director

by:	/s/ Richard J. Tavss	Date: March 29, 2005
Richard J. Tavss
Director

by:	/s/ Kenneth J. Young	Date: March 29, 2005
Kenneth J. Young
Director