Form 10-Q
period 2005-03-31
COMMONWEALTH BANKSHARES INC
filed 2005-05-13
CIK 835012

FORM 10-Q

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 01-17377

COMMONWEALTH BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1460991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

403 Boush Street
Norfolk, Virginia	23510
(Address of principal executive offices)	(Zip Code)

(757) 446-6900

Registrant’s telephone number

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common Stock, $2.50 Par Value – 3,049,980 shares as of March 31, 2005

Commonwealth Bankshares, Inc.

Page
PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
March 31, 2005
December 31, 2004

Consolidated Statements of Income	4
Three months ended March 31, 2005
Three months ended March 31, 2004

Consolidated Statements of Comprehensive Income	5
Three months ended March 31, 2005
Three months ended March 31, 2004

Consolidated Statements of Stockholders’ Equity	6
Three months ended March 31, 2005
Year ended December 31, 2004
Year ended December 31, 2003

Consolidated Statements of Cash Flows	7
Three months ended March 31, 2005
Three months ended March 31, 2004

Notes to Consolidated Financial Statements	8 - 11

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 -18

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK	19

ITEM 4 – CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	20

ITEM 2 – CHANGES IN SECURITIES	20

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5 – OTHER INFORMATION	20

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$6,196,968	$8,330,545
Interest bearing deposits in banks	201,780	195,729
Federal funds sold	458,771	419,867

Total cash and cash equivalents	6,857,519	8,946,141

Investment securities:
Available for sale, at fair market value	6,204,201	6,370,932
Held to maturity, at amortized cost (fair market value was $580,355 and $592,019, respectively)	565,522	574,199

Total investment securities	6,769,723	6,945,131

Equity securities, restricted, at cost	3,992,200	3,617,600
Loans held for sale	14,349,214	31,106,533

Loans	354,458,754	315,754,561
Allowance for loan losses	(3,121,565)	(2,839,315)

Loans, net	351,337,189	312,915,246

Premises and equipment, net	5,060,873	5,141,006
Accrued interest receivable	1,892,328	1,692,975
Other assets	4,256,229	3,696,153

Total assets	$394,515,275	$374,060,785

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$37,920,454	$38,145,358
Interest-bearing	251,837,951	239,486,894

Total deposits	289,758,405	277,632,252
Short-term borrowings	49,983,000	44,139,750
Long-term debt	5,412,385	5,441,656
Junior subordinated debt securities	5,221,432	5,237,255
Accrued interest payable	882,990	803,289
Other liabilities	4,586,927	3,782,434

Total liabilities	355,845,139	337,036,636
Stockholders’ Equity:
Common stock, par value $2.50, 5,000,000 shares authorized; 3,049,980 and 2,984,794 shares issued and outstanding in 2005 and 2004, respectively	7,624,950	7,461,986
Additional paid-in capital	19,782,923	19,321,813
Retained earnings	11,253,315	10,187,132
Accumulated other comprehensive income	8,948	53,218

Total stockholders’ equity	38,670,136	37,024,149

Total liabilities and stockholders’ equity	$394,515,275	$374,060,785

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
Interest and dividend income:
Loans, including fees	$6,505,673	$4,718,484
Investment securities:
Taxable	62,922	98,408
Tax exempt	19,464	46,904
Dividend income, equity securities, restricted	39,490	13,133
Other interest income	6,860	27,365

Total interest income	6,634,409	4,904,294

Interest expense:
Deposits	1,944,249	1,951,078
Federal funds purchased and securities sold under agreements to repurchase	—	212
Federal Home Loan Bank	268,072	10,912
Junior subordinated debt securities	104,375	115,453
Long-term debt	53,267	2,328

Total interest expense	2,369,963	2,079,983

Net interest income	4,264,446	2,824,311

Provision for loan losses	330,000	465,000

Net interest income after provision for loan losses	3,934,446	2,359,311

Noninterest income:
Service charges on deposit accounts	240,400	228,434
Other service charges and fees	128,784	123,373
Mortgage brokerage income	338,731	—
Gain on sale / call of investment securities	—	240,054
Other	38,386	32,846

Total noninterest income	746,301	624,707

Noninterest expense:
Salaries and employee benefits	1,548,514	1,050,130
Net occupancy expense	234,994	258,711
Furniture and equipment expense	287,514	235,770
Other operating expense	769,053	635,566

Total noninterest expense	2,840,075	2,180,177

Income before provision for income taxes	1,840,672	803,841
Provision for income taxes	623,433	259,054

Net income	$1,217,239	$544,787

Basic earnings per share	$0.40	$0.28

Diluted earnings per share	$0.35	$0.22

Dividends paid per share	$0.05	$0.05

Basic weighted average shares outstanding	3,029,818	1,920,291
Diluted weighted average shares outstanding	3,696,600	2,831,149

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
Net income	$1,217,239	$544,787
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	(44,270)	(86,549)

Comprehensive income	$1,172,969	$458,238

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2005, and Years Ended December 31, 2004 and 2003

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	1,721,621	$4,304,053	$5,560,051	$5,270,552	$309,974	$15,444,630

Comprehensive income:
Net income	—	—	—	2,542,491	—	2,542,491
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	82,989	82,989

Total comprehensive income						2,625,480

Issuance of common stock	166,650	416,625	987,428	—	—	1,404,053
Cash dividends - $0.16 per share	—	—	—	(283,598)	—	(283,598)

Balance, December 31, 2003	1,888,271	4,720,678	6,547,479	7,529,445	392,963	19,190,565

Comprehensive income:
Net income	—	—	—	3,101,209	—	3,101,209
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	(339,745)	(339,745)

Total comprehensive income						2,761,464

Issuance of common stock	1,096,523	2,741,308	12,774,334	—	—	15,515,642
Cash dividends - $0.20 per share	—	—	—	(443,522)	—	(443,522)

Balance, December 31, 2004	2,984,794	7,461,986	19,321,813	10,187,132	53,218	37,024,149

(Unaudited)
Comprehensive income:
Net income	—	—	—	1,217,239	—	1,217,239
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	(44,270)	(44,270)

Total comprehensive income						1,172,969

Issuance of common stock	65,186	162,964	322,730	—	—	485,694
Tax benefit of stock option exercises	—	—	138,380	—	—	138,380
Cash dividends - $0.05 per share	—	—	—	(151,056)	—	(151,056)

Balance, March 31, 2005	3,049,980	$7,624,950	$19,782,923	$11,253,315	$8,948	$38,670,136

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
Operating activities:
Net income	$1,217,239	$544,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	330,000	465,000
Depreciation and amortization	240,764	229,006
Gain on the sale of premises and equipment	—	817
Gain on sale of investment securities available for sale	—	(240,054)
Loss on the sale of other real estate owned	—	10,396
Deferred tax assets	(73,224)	(76,019)
Net change in:
Loans held for sale	16,757,319	33,884,016
Accrued interest receivable	(199,353)	(4,540)
Other assets	(464,046)	(217,620)
Accrued interest payable	79,701	31,697
Other liabilities	942,873	(629,473)

Net cash provided by operating activities	18,831,273	33,998,013

Investing activities:
Purchase of securities available for sale	(9,938)	(808,178)
Purchase of equity securities, restricted	(3,139,600)	—
Net purchase of premises and equipment	(160,631)	(276,375)
Net change in loans	(38,751,943)	(9,260,491)
Proceeds from:
Calls and maturities of securities held to maturity	8,680	47,838
Sales and maturities of securities available for sale	109,590	4,950,430
Sales of equity securities, restricted	2,765,000	1,191,200
Sale of other real estate owned	—	229,241

Net cash used in investing activities	(39,178,842)	(3,926,335)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	10,018,365	5,641,621
Time deposits	2,152,788	1,006,827
Brokered time deposits	(45,000)	—
Short-term borrowing	5,843,250	(37,003,714)
Principal payments on long-term debt	(29,271)	(26,112)
Dividends reinvested and sale of stock	469,871	119,161
Dividends paid	(151,056)	(96,369)

Net cash provided by (used in) financing activities	18,258,947	(30,358,586)

Net decrease in cash and cash equivalents	(2,088,622)	(286,908)
Cash and cash equivalents at January 1	8,946,141	8,591,123

Cash and cash equivalents at March 31	$6,857,519	$8,304,215

Supplemental cash flow disclosure:
Interest paid during the period	$2,290,262	$1,952,918

Income taxes paid during the period	$175,000	$378,731

Supplemental noncash disclosure:
Sale of other real estate owned financed by bank loans	$—	$855,000

Conversion of junior subordinated debt securities for common stock	$15,823	$297,125

See accompanying notes to the consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust I (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., BOC Insurance Agencies of Hampton Roads, Inc. and Community Home Mortgage of Virginia, Inc. are in accordance with accounting principles generally accepted in the United States of America and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company”. All significant intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46(R) requires that the Company no longer consolidate Commonwealth Bankshares Capital Trust I. The junior subordinated debt of the Trust is reflected as a liability of the Company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note B – Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended
	March 31, 2005	March 31, 2004
Earnings available to common shareholders	$1,217,239	$544,787
Weighted average shares outstanding	3,029,818	1,920,291

Basic earnings per common share	$0.40	$0.28

Effect of dilutive securities:
Earning available to common shareholders	$1,217,239	$544,787
Junior subordinated debt securities interest net of tax effect	65,949	76,199

Earnings available to common plus assumed conversions	$1,283,188	$620,986

Effect of dilutive securities on EPS:
Weighted average shares outstanding	3,029,818	1,920,291
Effect of stock options	36,999	176,987
Effect of junior subordinated debt securities	629,783	733,871

Diluted average shares outstanding	3,696,600	2,831,149

Diluted earnings per common share	$0.35	$0.22

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2005
Available for sale:
U.S. Treasury and agency securities	$3,009,886	$—	$(26,771)	$2,983,115
Mortgage-backed securities	1,374,830	5,743	(6,116)	1,374,457
State and municipal securities	1,555,928	46,351	—	1,602,279
Equities and other bonds	250,000	—	(5,650)	244,350

	$6,190,644	$52,094	$(38,537)	$6,204,201

Held to maturity:
Mortgage-backed securities	$400,229	$1,568	$—	$401,797
State and municipal securities	165,293	13,265	—	178,558

	$565,522	$14,833	$—	$580,355

December 31, 2004
Available for sale:
U.S. Treasury and agency securities	$3,009,891	$9,000	$(5)	$3,018,886
Mortgage-backed securities	1,473,523	13,178	—	1,486,701
State and municipal securities	1,556,885	66,685	—	1,623,570
Equities and other bonds	250,000	—	(8,225)	241,775

	$6,290,299	$88,863	$(8,230)	$6,370,932

Held to maturity:
Mortgage-backed securities	$411,090	$1,041	$—	$412,131
State and municipal securities	163,109	16,779	—	179,888

	$574,199	$17,820	$—	$592,019

Note D - Loans

Major classifications of loans are summarized as follows:

	March 31, 2005	December 31, 2004
Commercial	$46,808,692	$45,421,914
Commercial construction	29,317,114	20,912,504
Commercial mortgage	199,560,579	187,934,731
Residential mortgage	69,024,007	51,320,177
Installment loans to individuals	10,187,557	10,574,566
Other	1,066,595	1,057,303

Gross loans	355,964,544	317,221,195
Unearned income	(1,505,790)	(1,466,634)
Allowance for loan losses	(3,121,565)	(2,839,315)

Loans, net	$351,337,189	$312,915,246

Non-performing assets are as follows:

	March 31, 2005	December 31, 2004
Non-accrual loans:
Commercial	$425,593	$437,093
Commercial construction	—	—
Commercial mortgage	—	—
Residential mortgage	—	1,281
Installment loans to individuals	7,189	13,108
Other	—	—

	432,782	451,482
Loans contractually past-due 90 days or more:
Commercial	—	—
Commercial construction	—	—
Commercial mortgage	—	—
Residential mortgage	—	—
Installment loans to individuals	10,264	8,333
Other	49,613	7,756

	59,877	16,089

Total non-performing loans	$492,659	$467,571
Other real estate owned	$—	$—

Total non-performing assets	$492,659	$467,571

Allowance as a percentage of non-performing assets	633.62%	607.25%
Non-performing assets as a percentage of total asset	0.12%	0.12%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2005 and 2004 were as follows:

	March 31, 2005	March 31, 2004
Balance at beginning of year	$2,839,315	$2,503,000
Provision charged to operating expense	330,000	465,000
Loans charged-off	(48,446)	(125)
Recoveries of loans previously charged-off	696	4,006

Balance at end of period	$3,121,565	$2,971,881

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	March 31, 2005	December 31, 2004
Land	$345,403	$345,403
Building and improvements	3,028,688	3,028,688
Leasehold improvements	794,717	789,783
Furniture and equipment	6,918,826	6,766,101
Construction in progress	29,103	26,131

	11,116,737	10,956,106
Less accumulated depreciation	6,055,864	5,815,100

	$5,060,873	$5,141,006

Note G – Subsequent Events

On April 19, 2005, the Company declared a $0.05 per share cash dividend payable May 31, 2005, to shareholders of record on May 2, 2005.

Subsequent to March 31, 2005 through April 30, 2005, 6,345 shares of the 8.0% cumulative preferred securities were converted to 3,965 shares of the Parent’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates three branches in Norfolk, four branches in Virginia Beach, one branch in Chesapeake, and one branch in Portsmouth. To capture the growing market and the real estate boom in the Ocean View area of Norfolk, Bank of the Commonwealth recently opened a loan origination office on Pretty Lake Avenue at East Beach and is negotiating a lease for a permanent branch site nearby. This will be the Bank’s tenth branch site in the Hampton Roads area. The Bank’s mortgage subsidiary currently operates one mortgage branch office in Norfolk, one mortgage branch office in Gloucester and one mortgage branch office in Richmond, Virginia.

The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Company’s present intention is to continue concentrating its banking activities in its current market, which the Company believes, is an attractive area in which to operate.

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting period and should be read in conjunction with the Company’s 2004 annual report.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123(R)”). The new pronouncement replaces the existing requirements under SFAS No. 123 and Accounting Principals Board Opinion No. 25 (“APB Opinion No. 25”). According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 and generally would require that such transactions be accounted for using a fair-value based method. Since the December 2004 issuance of FAS 123(R), the SEC has elected to defer the effective date. For public companies, the FASB has determined that SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in annual periods beginning after December 31, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects to adopt the new standards as of its effective date. The impact to compensation expense is not expected to be material, however, the final impact to compensation expense will be dependent on the number of equity instruments granted during any year, including their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

Financial Condition

Total assets at March 31, 2005 reached a new high of $394.5 million, up 5.5% or $20.4 million from $374.1 million at December 31, 2004. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $354.5 million, up $38.7 million or 12.3% from December 31, 2004. The low interest rate environment, our strong local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company. Loans held for sale declined $16.8 million or 53.9% which tempered the growth in total assets. Of this decrease, $10.9 million is the result of a reclassification from the loans held for sale portfolio to the loan portfolio as management plans to hold these loans for the foreseeable future or until maturity or pay-off.

As of March 31, 2005, 77.4% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 72.4% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 2005, 75.5% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the first quarter 2005 with deposits at March 31, 2005 reaching a record $289.8 million, an increase of $12.2 million from December 31, 2004. Non-interest bearing demand deposits decreased by $224.9 thousand or 0.6%, and interest bearing deposits increased by $12.4 million or 5.2%. Time deposits, a higher interest bearing liability, increased $2.1 million during the first quarter of 2005, with interest bearing demand and savings accounts increasing $10.6 million and decreasing $335.3 thousand, respectively. Management believes the growth in deposits is a result of the increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special promotions, product enhancements, and offering unsurpassed service. The Company’s deposits are predominantly provided by individuals and businesses located within communities served.

As of March 31, 2005, short term borrowings (advances from FHLB) were $50.0 million, compared to $44.1 million outstanding on December 31, 2004. The increase in short term borrowings was primarily a result of our loan demand continuing to increase at a faster pace than our deposit growth.

Results of Operation

During the first three months of 2005, the Company reached a record $1.2 million in net income, an increase of 123.4% over the $544.8 thousand reported in the first quarter of 2004. On a per share basis, diluted earnings was 35 cents in the first quarter of 2005, up 13 cents or 59.1% from the 22 cents reported in the first quarter of 2004. First quarter basic earnings per share equaled 40 cents for the three months ended March 31, 2005 compared to 28 cents for same period of 2004.

Profitability as measured by the Company’s return on average assets (ROA) was 1.32% and 0.74% for the three months ended March 31, 2005 and 2004, respectively. ROA was impacted by the record increase in net income of 123.4% which was offset by an increase in average assets of $77.4 million or 26.1% from March 31, 2004 to March 31, 2005. The return on average equity (ROE) was 13.14% and 11.21% for the three months ended March 31, 2005 and 2004, respectively. The increase in ROE is the result of the record 123.4% increase in net income which was offset by the growth in average equity of $18.0 million or 92.3% from March 31, 2004 to March 31, 2005. The substantial growth in average equity is the result of the $15.0 million in additional capital raised by the Company during the fourth quarter of 2004 through a private placement of its common stock.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $4.3 million for the quarter ended March 31, 2005, an increase of $1.4 million or 51.0% over the comparable period in 2004.

Total interest income was $6.6 million for the quarter ended March 31, 2005, an increase of $1.7 million or 35.3% over the same period of 2004. Strong loan demand continued into the first quarter of 2005 generating record increases in interest income. Interest income on loans increased $1.8 million or 37.9% to $6.5 million for the three months ended March 31, 2005.

Interest expense of $2.4 million for the quarter ended March 31, 2005 represented a $290.0 thousand increase from the comparable period in 2004. The increase was primarily attributable to the record increase in the Company’s average interest bearing liabilities, which was offset by the decrease in overall rates paid on liabilities as a result of higher priced time deposits repricing at lower rates throughout the quarter. Average interest bearing liabilities increased $55.7 million or 23.1% from March 31, 2004 to March 31, 2005, while the overall rates paid on these liabilities decreased 24 basis points to 3.23%.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) increased from 4.11% during the first three months of 2004 to 4.81% for the same period in 2005. This increase can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the prevailing interest rate environment and changes in volume.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At March 31, 2005, the Company had total allowance for loan losses of $3,121,565 or 0.88% of total loans. The provision for loan losses was $330,000 for the first three months of 2005 compared to $465,000 for the same period of 2004. This decrease was due to additional amounts of provision being recorded during the first quarter of 2004 related to one significant commercial credit. Loan charge-offs for the three months ended March 31, 2005 totaled $48,446 and recoveries for the same period totaled $696.

During the first quarter of 2005, non-performing assets increased $25.1 thousand to $492.7 thousand as of March 31, 2005. Nonaccrual loans at March 31, 2005 consisted of five loans which totaled $432.8 thousand. $420.9 thousand of the total represents one significant commercial credit. Management is closely monitoring this credit, and at this time, does not anticipate a loss based on the customers current monthly payment stream and strength of the underlying collateral securing the loan. Management believes that the current monthly provision and allowance for loan losses is sufficient to absorb any potential loss associated with this credit and the potential loss will not negatively impact the Company’s ability to conduct its business on a going forward basis. The remaining $11.9 thousand in non-accrual loans represents four (4) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the quarter ended March 31, 2005 equaled $746.3 thousand an increase of $121.6 thousand over the $624.7 thousand reported for the three months ended March 31, 2004. Revenues generated from the mortgage company acquisition (third quarter 2004) contributed $338.7 thousand to other income. In addition, service charges on deposit accounts, a primary source of the Company’s non-interest income, increased $12.0 thousand or 5.2% over the comparable period for 2004. This increase was attributable to the record increase in the number of deposit accounts. These increases do not include any gains from sale of investments, which were $240.1 thousand for the three months ended March 31, 2004.

Non-interest expense represents the overhead expenses of the Company. Non-interest expense for the quarter ended March 31, 2005 totaled $2.8 million, an increase of $659.9 thousand over the $2.2 million recorded during the quarter ended March 31, 2004. Salaries and employee benefits, the largest component of non-interest expense, increased by $498.4 thousand or 47.5% over the $1.1 million reported during the first three months of 2004. This increase was driven by annual merit increases, the addition of several new positions, including three leading commercial loan officers, an increase in certain employee benefit costs and the acquisition of the mortgage company. Salaries and benefit costs associated with the mortgage company was $260.3 thousand for the quarter ended March 31, 2005. Other non-interest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $133.5 thousand or 21.0% over the comparable period for 2004. The major part of this increase is the result of the Company’s continued investment in an extensive multimedia advertising campaign utilizing billboards, radio, and newspaper to promote and reinforce its presence throughout Southside Hampton Roads. For the three months ended March 31, 2005, advertising and marketing expense increased $129.9 thousand or 261.3% over the comparable period for 2004.

Capital Resources

Total stockholders’ equity for the Company increased to $38.7 million from $37.0 million or 4.4% from December 31, 2004 to March 31, 2005. Contributing to the increase in total stockholders equity was our record earnings of $1.2 million for the first three months of 2005. Stockholders’ equity for March 31, 2005 reflects a $8.9 thousand net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $53.2 thousand net unrealized gain as of December 31, 2004.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At March 31, 2005 and 2004, the Bank’s risk-adjusted capital ratios were 12.24% and 9.98% for Tier 1 and 13.16% and 11.27% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of March 31, 2005.

In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Bank’s capital position. Several measures have been or will be employed to maintain the Bank’s strong capital position, including but not limited to continuing its efforts to return all non-performing assets to performing status, monitoring the Bank’s growth, and continued utilization of its formal asset/liability policy.

Cash Dividend

At the January 18, 2005 meeting, the Board of Directors declared a $0.05 cash dividend per share, totaling $151.1 thousand. The dividend was paid February 28, 2005 on the Company’s common shares for shareholders of record as of February 21, 2005, in compliance with the Company’s dividend payout policy. At the January 20, 2004 meeting, the Board of Directors declared a $0.05 cash dividend per share, totaling $96.4 thousand. The dividend was paid February 27, 2004 on the Company’s common shares for shareholders of record as of February 23, 2004.

Interest Sensitivity and Liquidity

The Company’s primary component of market risk is exposure to interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities.

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

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At March 31, 2005, the Company’s one year “positive gap” (interest earning assets maturing or repricing within the same period exceed interest bearing liabilities maturing or repricing within the same period) was approximately $22.1 million, or 5.60% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of interest bearing liabilities. At December 31, 2004, the Company’s one year “positive gap” was approximately $32.6 million, or 8.71% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at March 31, 2005 and December 31, 2004 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	March 31, 2005
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$1,002	$326	$3,680	$1,762	$6,770
Equity securities	—	—	—	3,992	3,992
Loans held for sale	14,349	—	—	—	14,349
Loans	164,706	11,770	113,683	65,806	355,965
Interest bearing deposits	202	—	—	—	202
Federal funds sold	459	—	—	—	459

Total	$180,718	$12,096	$117,363	$71,560	$381,737
Cumulative totals	180,718	192,814	310,177	381,737

Interest Bearing Liabilities:
Deposits:
Demand	$50,388	$—	$—	$—	$50,388
Savings	9,250	—	—	—	9,250
Time deposits, $100,000 and over	3,360	13,349	28,877	8,437	54,023
Other time deposits	10,998	32,993	88,531	5,655	138,177
Short-term borrowing	49,983	—	—	—	49,983
Long-term borrowing	377	10	5,025	—	5,412
Junior subordinated debt securities	—	—	—	5,221	5,221

Total	$124,356	$46,352	$122,433	$19,313	$312,454
Cumulative totals	124,356	170,708	293,141	312,454

Interest sensitivity gap	$56,362	$(34,256)	$(5,070)	$52,247	$69,283
Cumulative interest sensitivity gap	$56,362	$22,106	$17,036	$69,283

Cumulative interest sensitivity gap as a percentage of total assets	14.29%	5.60%	4.32%	17.56%

Interest Rate Sensitivity Analysis

	December 31, 2004
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$931	$419	$3,792	$1,803	$6,945
Equity securities	—	—	—	3,618	3,618
Loans held for sale	19,817	—	325	10,965	31,107
Loans	151,353	13,760	97,670	54,438	317,221
Interest bearing deposits	196	—	—	—	196
Federal funds sold	420	—	—	—	420

Total	$172,717	$14,179	$101,787	$70,824	$359,507
Cumulative totals	172,717	186,896	288,683	359,507

Interest Bearing Liabilities:
Deposits:
Demand	$39,809	$—	$—	$—	$39,809
Savings	9,585	—	—	—	9,585
Time deposits, $100,000 and over	2,936	14,951	28,334	4,889	51,110
Other time deposits	9,366	33,096	92,269	4,252	138,983
Short-term borrowing	44,140	—	—	—	44,140
Long-term borrowing	404	10	5,028	—	5,442
Junior subordinated debt securities	—	—	—	5,237	5,237

Total	$106,240	$48,057	$125,631	$14,378	$294,306
Cumulative totals	106,240	154,297	279,928	294,306

Interest sensitivity gap	$66,477	$(33,878)	$(23,844)	$56,446	$65,201
Cumulative interest sensitivity gap	$66,477	$32,599	$8,755	$65,201

Cumulative interest sensitivity gap as a percentage of total assets	17.77%	8.71%	2.34%	17.43%

Item 3. Quantitative and Qualitative Disclosures and Market Risk

Not applicable pursuant to instructions to Item 305(c) of Regulation S-K.

Item 4. Controls and Procedures

(a)	As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

As of March 31, 2005, there were no legal proceedings against the Company.

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

Form 8K – filed January 28, 2005, related to the declaration of a dividend payable during the first quarter of 2005, is incorporated herein by reference.

Form 8K – filed March 1, 2005, related to the earnings release for the year ended December 31, 2004, is incorporated herein by reference.

Form 8K/A – filed March 11, 2005 related to the corrected earnings release for the year ended December 31, 2004, is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: May 13, 2005	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: May 13, 2005	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President,
& Chief Financial Officer