Form 10-Q
period 2005-06-30
COMMONWEALTH BANKSHARES INC
filed 2005-08-12
CIK 835012

FORM 10-Q

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Common Stock, $2.50 Par Value – 4,045,564 shares as of July 22, 2005

Commonwealth Bankshares, Inc.

Page
PART I - FINANCIAL INFORMATION

ITEM- 1 FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
June 30, 2005
December 31, 2004

Consolidated Statements of Income	4
Three months ended June 30, 2005
Three months ended June 30, 2004
Six months ended June 30, 2005
Six months ended June 30, 2004

Consolidated Statements of Comprehensive Income	5
Six months ended June 30, 2005
Six months ended June 30, 2004

Consolidated Statements of Stockholders’ Equity	6
Six months ended June 30, 2005
Year ended December 31, 2004
Year ended December 31, 2003

Consolidated Statements of Cash Flows	7
Six months ended June 30, 2005
Six months ended June 30, 2004

Notes to Consolidated Financial Statements	8 - 11

ITEM- 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 - 19

ITEM- 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK	19

ITEM- 4 CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	20

ITEM 2 - CHANGES IN SECURITIES	20

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5 - OTHER INFORMATION	20

ITEM 6 - EXHIBITS	21

SIGNATURES	22

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$7,921,535	$8,330,545
Interest bearing deposits in banks	197,417	195,729
Federal funds sold	1,660,112	419,867

Total cash and cash equivalents	9,779,064	8,946,141

Investment securities:
Available for sale, at fair market value	5,136,844	6,370,932
Held to maturity, at amortized cost (fair market value was $572,923 and $592,019, respectively)	559,419	574,199

Total investment securities	5,696,263	6,945,131

Equity securities, restricted, at cost	3,860,500	3,617,600
Loans held for sale	32,003,684	31,106,533

Loans	415,086,400	315,754,561
Allowance for loan losses	(3,806,180)	(2,839,315)

Loans, net	411,280,220	312,915,246
Premises and equipment, net	5,048,812	5,141,006
Accrued interest receivable	2,290,078	1,692,975
Other assets	5,480,060	3,696,153

Total assets	$475,438,681	$374,060,785

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$45,208,481	$38,145,358
Interest-bearing	308,372,229	239,486,894

Total deposits	353,580,710	277,632,252
Short-term borrowings	47,057,100	44,139,750
Long-term debt	5,409,196	5,441,656
Junior subordinated debt securities	5,110,736	5,237,255
Accrued interest payable	962,261	803,289
Other liabilities	4,566,591	3,782,434

Total liabilities	416,686,594	337,036,636
Stockholders’ Equity:
Common stock, par value $2.50, 5,000,000 shares authorized; 4,036,189 and 2,984,794 shares issued and outstanding in 2005 and 2004, respectively	10,090,473	7,461,986
Additional paid-in capital	36,058,395	19,321,813
Retained earnings	12,578,142	10,187,132
Accumulated other comprehensive income	25,077	53,218

Total stockholders’ equity	58,752,087	37,024,149

Total liabilities and stockholders’ equity	$475,438,681	$374,060,785

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest and dividend income:
Loans, including fees	$7,606,494	$5,024,987	$14,112,167	$9,743,471
Investment securities:
Taxable	61,611	65,133	124,533	163,541
Tax exempt	19,581	31,456	39,045	78,360
Dividend income, equity securities, restricted	49,356	18,144	88,846	31,277
Other interest income	9,542	1,935	16,402	29,300

Total interest income	7,746,584	5,141,655	14,380,993	10,045,949

Interest expense:
Deposits	2,245,204	1,901,845	4,189,453	3,852,923
Federal funds purchased and securities sold under agreements to repurchase	3,804	184	3,804	396
Federal Home Loan Bank	435,594	76,812	703,666	87,724
Junior subordinated debt securities	102,238	109,425	206,613	224,878
Long-term debt	53,280	2,329	106,547	4,657

Total interest expense	2,840,120	2,090,595	5,210,083	4,170,578

Net interest income	4,906,464	3,051,060	9,170,910	5,875,371
Provision for loan losses	685,000	370,000	1,015,000	835,000

Net interest income after provision for loan losses	4,221,464	2,681,060	8,155,910	5,040,371

Non-interest income:
Service charges on deposit accounts	289,582	281,594	529,982	510,028
Other service charges and fees	151,356	148,345	280,140	271,718
Mortgage brokerage income	432,406	—	771,137	—
Gain on sale / call of investment securities	—	200,820	—	440,874
Other	67,294	43,332	105,680	76,178

Total non-interest income	940,638	674,091	1,686,939	1,298,798

Non-interest expense:
Salaries and employee benefits	1,568,010	1,121,126	3,116,524	2,171,256
Net occupancy expense	222,794	200,722	457,788	459,433
Furniture and equipment expense	294,705	255,551	582,219	491,321
Other operating expense	836,426	658,998	1,605,479	1,294,564

Total non-interest expense	2,921,935	2,236,397	5,762,010	4,416,574

Income before provision for income taxes	2,240,167	1,118,754	4,080,839	1,922,595
Provision for income taxes	762,643	374,063	1,386,076	633,117

Net income	$1,477,524	$744,691	$2,694,763	$1,289,478

Basic earnings per share	$0.48	$0.38	$0.88	$0.66

Diluted earnings per share	$0.41	$0.30	$0.76	$0.53

Dividends paid per share	$0.05	$0.05	$0.10	$0.10

Basic weighted average shares outstanding	3,100,300	1,965,186	3,062,019	1,942,739
Diluted weighted average shares outstanding	3,754,952	2,718,009	3,722,486	2,720,157

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Six months ended
	June 30, 2005	June 30, 2004
Net income	$2,694,763	$1,289,478
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	(28,141)	(325,141)

Comprehensive income	$2,666,622	$964,337

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2005, and Years Ended December 31, 2004 and 2003

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	1,721,621	$4,304,053	$5,560,051	$5,270,552	$309,974	$15,444,630

Comprehensive income:
Net income	—	—	—	2,542,491	—	2,542,491
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	82,989	82,989

Total comprehensive income						2,625,480

Issuance of common stock	166,650	416,625	987,428	—	—	1,404,053
Cash dividends - $0.16 per share	—	—	—	(283,598)	—	(283,598)

Balance, December 31, 2003	1,888,271	4,720,678	6,547,479	7,529,445	392,963	19,190,565
Comprehensive income:
Net income	—	—	—	3,101,209	—	3,101,209
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	(339,745)	(339,745)

Total comprehensive income						2,761,464

Issuance of common stock	1,096,523	2,741,308	12,774,334	—	—	15,515,642
Cash dividends - $0.20 per share	—	—	—	(443,522)	—	(443,522)

Balance, December 31, 2004	2,984,794	7,461,986	19,321,813	10,187,132	53,218	37,024,149

(Unaudited)
Comprehensive income:
Net income	—	—	—	2,694,763	—	2,694,763
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	(28,141)	(28,141)

Total comprehensive income						2,666,622

Issuance of common stock	1,051,395	2,628,487	16,598,202	—	—	19,226,689
Tax benefit of stock option exercises	—	—	138,380	—	—	138,380
Cash dividends - $0.10 per share	—	—	—	(303,753)	—	(303,753)

Balance, June 30, 2005	4,036,189	$10,090,473	$36,058,395	$12,578,142	$25,077	$58,752,087

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2005	June 30, 2004
Operating activities:
Net income	$2,694,763	$1,289,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,015,000	835,000
Depreciation and amortization	484,630	455,390
Gain on the sale of premises and equipment	—	817
Gain on sale of investment securities available for sale	—	(440,874)
Loss on the sale of other real estate owned	—	10,396
Deferred tax assets	(499,210)	(76,231)
Net change in:
Loans held for sale	(897,151)	22,325,960
Accrued interest receivable	(597,103)	(4,639)
Other assets	(1,270,201)	252,673
Accrued interest payable	158,972	98,279
Other liabilities	922,537	(854,048)

Net cash provided by operating activities	2,012,237	23,892,201

Investing activities:
Purchase of securities available for sale	(19,867)	(5,615,359)
Purchase of equity securities, restricted	(7,389,925)	(4,563,950)
Net purchase of premises and equipment	(392,436)	(390,734)
Net increase in loans	(99,379,974)	(32,768,760)
Proceeds from:
Calls and maturities of securities held to maturity	14,781	110,313
Sales and maturities of securities available for sale	1,211,317	7,780,395
Sales of equity securities, restricted	7,147,025	4,869,550
Sale of other real estate owned	—	229,241

Net cash used in investing activities	(98,809,079)	(30,349,304)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	21,151,854	7,811,933
Time deposits	11,431,647	(2,436,986)
Brokered time deposits	43,364,957	—
Short-term borrowing	2,917,350	1,413,886
Principal payments on long-term debt	(32,460)	(26,112)
Dividends reinvested and sale of stock	19,100,170	178,096
Dividends paid	(303,753)	(194,980)

Net cash provided by financing activities	97,629,765	6,745,837

Net increase in cash and cash equivalents	832,923	288,734
Cash and cash equivalents at January 1	8,946,141	8,591,123

Cash and cash equivalents at June 30	$9,779,064	$8,879,857

Supplemental cash flow disclosure:
Interest paid during the period	$5,051,111	$4,072,299

Income taxes paid during the period	$1,498,000	$628,731

Supplemental noncash disclosure:
Sale of other real estate owned financed by bank loans	$—	$855,000

Conversion of junior subordinated debt securities for common stock	$351,650	$538,340

See accompanying notes to the consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust I (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc. and Community Home Mortgage of Virginia, Inc. are in accordance with accounting principles generally accepted in the United States of America and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46(R) requires that the Company no longer consolidate Commonwealth Bankshares Capital Trust I. The junior subordinated debt of the Trust is reflected as a liability of the Company.

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

Note B – Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Earnings available to common shareholders	$1,477,524	$774,691	$2,694,763	$1,289,478
Weighted average shares outstanding	3,100,300	1,965,186	3,062,019	1,942,739

Basic earnings per common share	$0.48	$0.38	$0.88	$0.66

Effect of dilutive securities:
Earnings available to common shareholders	$1,477,524	$744,691	$2,694,763	$1,289,478
Junior subordinated debt securities interest net of tax effect	64,487	72,428	130,436	148,627

Earnings available to common plus assumed conversions	$1,542,011	$817,119	$2,825,199	$1,438,105

Effect of dilutive securities on EPS:
Weighted average shares outstanding	3,100,300	1,965,186	3,062,019	1,942,739
Effect of stock options	36,128	53,907	36,345	61,174
Effect of junior subordinated debt securities	618,524	698,916	624,122	716,244

Diluted average shares outstanding	3,754,952	2,718,009	3,722,486	2,720,157

Diluted earnings per common share	$0.41	$0.30	$0.76	$0.53

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2005
Available for sale:
U.S. Treasury and agency securities	$2,009,898	$5,700	$(6,587)	$2,009,011
Mortgage-backed securities	1,283,894	7,740	(6,798)	1,284,836
State and municipal securities	1,555,056	41,391	—	1,596,447
Equities and other bonds	250,000	—	(3,450)	246,550

	$5,098,848	$54,831	$(16,835)	$5,136,844

Held to maturity:
Mortgage-backed securities	$391,914	$2,364	$(1,333)	$392,945
State and municipal securities	167,505	12,473	—	179,978

	$559,419	$14,837	$(1,333)	$572,923

December 31, 2004
Available for sale:
U.S. Treasury and agency securities	$3,009,891	$9,000	$(5)	$3,018,886
Mortgage-backed securities	1,473,523	13,178	—	1,486,701
State and municipal securities	1,556,885	66,685	—	1,623,570
Equities and other bonds	250,000	—	(8,225)	241,775

	$6,290,299	$88,863	$(8,230)	$6,370,932

Held to maturity:
Mortgage-backed securities	$411,090	$1,041	$—	$412,131
State and municipal securities	163,109	16,779	—	179,888

	$574,199	$17,820	$—	$592,019

Note D - Loans

Major classifications of loans are summarized as follows:

	June 30, 2005	December 31, 2004
Construction and development	$63,780,571	$20,912,504
Commercial	48,545,359	45,421,914
Commercial mortgage	219,751,979	187,934,731
Residential mortgage	72,175,378	51,320,177
Installment loans to individuals	11,366,660	10,574,566
Other	1,046,650	1,057,303

Gross loans	416,666,597	317,221,195
Unearned income	(1,580,197)	(1,466,634)
Allowance for loan losses	(3,806,180)	(2,839,315)

Loans, net	$411,280,220	$312,915,246

Non-performing assets are as follows:

	June 30, 2005	December 31, 2004
Non-accrual loans:
Construction and development	$—	$—
Commercial	424,093	437,093
Commercial mortgage	—	—
Residential mortgage	—	1,281
Installment loans to individuals	17,160	13,108
Other	—	—

	441,253	451,482
Loans contractually past-due 90 days or more:
Construction and development	—	—
Commercial	—	—
Commercial mortgage	—	—
Residential mortgage	—	—
Installment loans to individuals	—	8,333
Other	705	7,756

	705	16,089

Total non-performing loans	$441,958	$467,571
Other real estate owned	$—	$—

Total non-performing assets	$441,958	$467,571

Allowance as a percentage of non-performing assets	861.21%	607.25%
Non-performing assets as a percentage of total assets	0.09%	0.12%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2005 and 2004 were as follows:

	June 30, 2005	June 30, 2004
Balance at beginning of year	$2,839,315	$2,503,000
Provision charged to operating expense	1,015,000	835,000
Loans charged-off	(49,006)	(392)
Recoveries of loans previously charged-off	871	4,514

Balance at end of period	$3,806,180	$3,342,122

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	June 30, 2005	December 31, 2004
Land	$345,403	$345,403
Building and improvements	3,028,688	3,028,688
Leasehold improvements	814,762	789,783
Furniture and equipment	7,086,734	6,766,101
Construction in progress	72,754	26,131

	11,348,341	10,956,106
Less accumulated depreciation	6,299,529	5,815,100

	$5,048,812	$5,141,006

Note G – Subsequent Events

On July 19, 2005, the Company declared a $0.05 per share cash dividend payable August 31, 2005, to shareholders of record on August 22, 2005.

Subsequent to June 30, 2005 through July 22, 2005 15,000 shares of the 8.0% cumulative preferred securities were converted to 9,375 shares of the Parent’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. On June 30, 2005 the Company closed its branch at Old Dominion University Webb Center located at 5201 Hampton Boulevard, Norfolk, as a result of the expiration of the Bank’s branch banking service contract with Old Dominion University. The Bank currently operates two branches in Norfolk, four branches in Virginia Beach, one branch in Chesapeake, and one branch in Portsmouth. To capture the growing market and the real estate boom in the Ocean View area of Norfolk, Bank of the Commonwealth opened in March 2005, a loan origination office on Pretty Lake Avenue at East Beach. In addition, plans were finalized to open three new branches within the next four months. The loan origination office on Pretty Lake Avenue at East Beach will be merged into the Bank’s new Ocean View branch at 9636 Cape View Avenue, which is scheduled to open the first of August. A new branch in the Western Branch section of the tri-cities area of Portsmouth – Chesapeake – Northern Suffolk is scheduled to open in August and a new branch in the Little Neck – Birchwood corridor on Virginia Beach Boulevard in Virginia Beach is scheduled to open in November. The Bank’s mortgage subsidiary currently operates one mortgage branch office in Norfolk, one mortgage branch office in Gloucester and one mortgage branch office in Richmond, Virginia. Bank of the Commonwealth has expanded its title insurance services with the formation of Executive Title Center which commenced operations July 1, 2005. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch office in Gloucester, Virginia.

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

Financial Condition

The Company continued its pattern of strong growth during the first half of 2005. Total assets at June 30, 2005 reached a new high of $475.4 million, up 27.1% or $101.3 million from $374.1 million at December 31, 2004. This growth was principally reflected in increased loans. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $415.1 million, up $99.3 million or 31.4% from December 31, 2004. The low interest rate environment, our strong local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company. In addition, during the first half of 2005, the company added four of the area’s leading veteran commercial lending officers to the Company’s professional team. The addition of these professionals also contributed to the significant growth in the loan portfolio. Loans held for sale increased 2.9% to $32.0 million. During the first quarter of 2005, management reclassified $10.9 million from the loans held for sale portfolio to the loan portfolio as management plans to hold these loans for the foreseeable future or until maturity or pay-off.

As of June 30, 2005, 64.4% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 81.9% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 2005, 70.1% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the first half of 2005 with deposits at June 30, 2005 reaching a record $353.6 million, an increase of $76.0 million or 27.4% from December 31, 2004. Non-interest bearing demand deposits increased by $7.1 million or 18.6%, and interest bearing deposits increased by $68.9 million or 28.8%. Time deposits, excluding broker certificates, increased $11.4 million during the first six months of 2005, with interest bearing demand and savings accounts increasing $14.6 million and decreasing $542.0 thousand, respectively. To help fund the record increase in the loan portfolio during the first half of 2005, the Company added $43.4 million in broker certificates of deposit. The interest rates paid on these deposits are consistent with the market rates offered in our local area. Management believes the growth in deposits is a result of the increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special promotions, product enhancements and offering unsurpassed service.

As of June 30, 2005, short term borrowings (advances from FHLB) were $47.1 million, compared to $44.1 million outstanding on December 31, 2004. The increase in short term borrowings was primarily a result of our loan demand continuing to increase at a faster pace than our deposit growth.

Results of Operation

During the first six months of 2005, the Company reached a record $2.7 million in net income, an increase of 109.0% over the $1.3 million reported in the first half of 2004. On a per share basis, diluted earnings was 76 cents in the first half of 2005, up 23 cents or 43.4% from the 53 cents reported in the first half of 2004. Net income for the quarter ended June 30, 2005 totaled $1.5 million, an increase of 98.4% or $732.8 thousand over the amount reported in the second quarter of 2004. Diluted earnings per share equaled 41 cents for the three months ended June 30, 2005 compared to 30 cents for same period of 2004.

Profitability as measured by the Company’s return on average assets (ROA) was 1.36% and 0.85% for the six months ended June 30, 2005 and 2004, respectively. ROA was impacted by the record increase in net income of 109.0% which was offset by an increase in year to date average assets of $94.6 million or 31.0% from June 30, 2004 to June 30, 2005. The return on average equity (ROE) was 14.01% and 13.01% for the six months ended June 30, 2005 and 2004, respectively. The increase in ROE is the result of the record increase in net income which was offset by the growth in year to date average equity of $18.9 million or 94.6% from June 30, 2004 to June 30, 2005. The substantial growth in average equity is the result of the $15.0 million in additional capital raised by the Company during the fourth quarter of 2004 through a private placement of its common stock. For the quarter ended June 30, 2005, ROA was 1.40% and ROE was 14.82%.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was a record $9.2 million for the six months ended June 30, 2005, an increase of 56.1% or $3.3 million over the comparable period in 2004. For the quarter ended June 30, 2005, net interest income was $4.9 million, an increase of $1.9 million or 60.8% over the comparable period in 2004.

Total interest income was $14.4 million for the six months ended June 30, 2005, an increase of $4.4 million or 43.2% over the same period of 2004. For the quarter ended June 30, 2005, total interest income reached a record $7.7 million, an increase of $2.6 million or 50.6% over the second quarter of 2004. Strong loan demand continued into the first half of 2005 generating record increases in interest income. Interest income on loans increased $4.4 million or 44.8% to $14.1 million for the six months ended June 30, 2005 and $2.6 million or 51.4% to $7.6 million for the three months ended June 30, 2005, as compared to the same time periods in 2004, respectively.

Interest expense of $5.2 million for the six months ended June 30, 2005 represented a $1.0 million increase from the comparable period in 2004. Interest expense for the second quarter of 2005 was $2.8 million, up $749.5 thousand or 35.9% from the quarter ended June 30, 2004. The increase was primarily attributable to the record increase in the Company’s average interest bearing liabilities, which was offset by the decrease in overall rates paid on liabilities as a result of higher priced time deposits repricing at lower rates throughout the first half of the year. Year to date average interest bearing liabilities increased $69.8 million or 28.1% from June 30, 2004 to June 30, 2005, while the overall rates paid on these liabilities decreased 8 basis points to 3.30%.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) increased from 4.11% during the first six months of 2004 to 4.80% for the same period in 2005. This increase can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the prevailing interest rate environment and changes in volume.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At June 30, 2005, the Company had total allowance for loan losses of $3,806,180 or 0.92% of total loans. As a result of the significant growth in the loan portfolio, the company made provisions for loan losses of $1,015,000 for the first six months of 2005, compared to $835,000 for the same period of 2004. Loan charge-offs for the six months ended June 30, 2005 totaled $49,006 and recoveries for the same period totaled $871.

Despite the rapid growth in the Company’s loan portfolio, asset quality remains exceptional. During the first half of 2005, non-performing assets decreased $25.6 thousand to $442.0 thousand or 0.09% of total assets at June 30, 2005. Nonaccrual loans at June 30, 2005 consisted of seven loans which totaled $441.3 thousand. $419.4 thousand of the total represents one significant commercial credit. Management is closely monitoring this credit, and at this time, does not anticipate a loss based on the customer’s current monthly payment stream and strength of the underlying collateral securing the loan. Management believes that the current monthly provision and allowance for loan losses is sufficient to absorb any potential loss associated with this credit and the potential loss will not negatively impact the Company’s ability to conduct its business on a going forward basis. The remaining $21.9 thousand in non-accrual loans represents six (6) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the six months ended June 30, 2005 equaled $1.7 million an increase of $388.1 thousand over the $1.3 million reported for the six months ended June 30, 2004. For the three months ended June 30, 2005, non-interest income was $940.6 thousand, up $266.5 thousand or 39.5% over the comparable period in 2004. Revenues generated from the mortgage company acquisition (third quarter 2004) contributed $771.1 and $432.4 thousand to non-interest income for the six months and three months ended June 30, 2005, respectively. The 2005 increase in non-interest income does not include any gains from the sale/call of investments, which were $240.1 thousand and $200.8 thousand in the first and second quarter of 2004, respectively.

Non-interest expense represents the overhead expenses of the Company. Non-interest expense for the six months ended June 30, 2005 totaled $5.8 million, an increase of $1.3 million over the $4.4 million recorded during the six months ended June 30, 2004. Salaries and employee benefits, the largest component of non-interest expense, increased by $945.3 thousand or 43.5% over the $2.2 million reported during the first six months of 2004. For the quarter ended June 30, 2005, salaries and employee benefits increased $446.9 thousand or 39.9% from the quarter ended June 30, 2004. This increase was driven by annual merit increases, the addition of several new positions, including four leading commercial loan officers, an increase in certain employee benefit costs and the acquisition of the mortgage company. Salaries and benefit costs associated with the mortgage company were $299.8 and $560.1 thousand for the three months and six months ended June 30, 2005, respectively. Other operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $310.9 thousand or 24.0% for the six months ended June 30, 2005 over the comparable period for 2004. The major part of this increase is the result of the Company’s continued investment in an extensive multimedia advertising campaign utilizing billboards, radio, and newspaper to promote and reinforce its presence throughout Southside Hampton Roads. For the six months ended June 30, 2005, advertising and marketing expense was $371.2 thousand an increase of $226.4 thousand or 156.4% over the comparable period for 2004.

Capital Resources

Total stockholders’ equity for the Company increased to $58.8 million from $37.0 million or 58.7% from December 31, 2004 to June 30, 2005. Contributing to the increase in 2005 was the $19.3 million in additional capital raised by the Company in June 2005, through a private placement of 967,009 shares of newly issued Company common stock at a price of $20.00 per share. Our record earnings of $2.7 million for the first six months of 2005 also contributed to the increase in stockholders’ equity. Stockholders’ equity for June 30, 2005 reflects a $25.1 thousand net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $53.2 thousand net unrealized gain on securities available for sale as of December 31, 2004.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At June 30, 2005, the Bank’s risk-adjusted capital ratios were 15.28% for Tier 1 and 16.22% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of June 30, 2005.

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

Cash Dividend

In compliance with the Company’s dividend payout policy, on February 28, 2005 the Company paid a cash dividend of 5 cents per share, totaling $151.1 thousand. On May 31, 2005 the Company paid a 5 cent dividend totaling $152.7 thousand. Total dividends of 10 cents per share paid during the first six months of 2005 is consistent with the total dividends paid during the same time period in 2004.

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

The primary goal of the Company’s asset/liability management strategy is to maximize its net interest income over time while keeping interest rate risk exposure within levels established by the Company’s management. The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to match the maturities and repricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect the Company’s management of its interest rate risk include the Company’s existing interest rate gap position, management’s assessment of future interest rates and the withdrawal of liabilities over time.

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At June 30, 2005, the Company’s one year “positive gap” (interest earning assets maturing or repricing within the same period exceed interest bearing liabilities maturing or repricing within the same period) was approximately $71.1 million, or 14.95% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of interest bearing liabilities. At December 31, 2004, the Company’s one year “positive gap” was approximately $32.6 million, or 8.71% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at June 30, 2005 and December 31, 2004 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	June 30, 2005
(in thousands)	Within 90 Days	91 Days to One Year	After One but within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$1,238	$70	$2,774	$1,614	$5,696
Equity securities	—	—	—	3,861	3,861
Loans held for sale	32,004	—	—	—	32,004
Loans	201,066	14,973	125,084	75,544	416,667
Interest bearing deposits	197	—	—	—	197
Federal funds sold	1,660	—	—	—	1,660

Total	$236,165	$15,043	$127,858	$81,019	$460,085
Cumulative totals	236,165	251,208	379,066	460,085

Interest Bearing Liabilities:
Deposits:
Demand	$54,440	$—	$—	$—	$54,440
Savings	9,043	—	—	—	9,043
Time deposits, $100,000 and over	7,476	12,852	29,494	12,917	62,739
Other time deposits	17,079	31,788	107,183	26,100	182,150
Short-term borrowing	47,057	—	—	—	47,057
Long-term borrowing	377	10	5,022	—	5,409
Junior subordinated debt securities	—	—	—	5,111	5,111

Total	$135,472	$44,650	$141,699	$44,128	$365,949
Cumulative totals	135,472	180,122	321,821	365,949

Interest sensitivity gap	$100,693	$(29,607)	$(13,841)	$36,891	$94,136
Cumulative interest sensitivity gap	$100,693	$71,086	$57,245	$94,136

Cumulative interest sensitivity gap as a percentage of total assets	21.18%	14.95%	12.04%	19.80%

Interest Rate Sensitivity Analysis

	December 31, 2004
(in thousands)	Within 90 Days	91 Days to One Year	After One but within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$931	$419	$3,792	$1,803	$6,945
Equity securities	—	—	—	3,618	3,618
Loans held for sale	19,817	—	325	10,965	31,107
Loans	151,353	13,760	97,670	54,438	317,221
Interest bearing deposits	196	—	—	—	196
Federal funds sold	420	—	—	—	420

Total	$172,717	$14,179	$101,787	$70,824	$359,507
Cumulative totals	172,717	186,896	288,683	359,507

Interest Bearing Liabilities:
Deposits:
Demand	$39,809	$—	$—	$—	$39,809
Savings	9,585	—	—	—	9,585
Time deposits, $100,000 and over	2,936	14,951	28,334	4,889	51,110
Other time deposits	9,366	33,096	92,269	4,252	138,983
Short-term borrowing	44,140	—	—	—	44,140
Long-term borrowing	404	10	5,028	—	5,442
Junior subordinated debt securities	—	—	—	5,237	5,237

Total	$106,240	$48,057	$125,631	$14,378	$294,306
Cumulative totals	106,240	154,297	279,928	294,306

Interest sensitivity gap	$66,477	$(33,878)	$(23,844)	$56,446	$65,201
Cumulative interest sensitivity gap	$66,477	$32,599	$8,755	$65,201

Cumulative interest sensitivity gap as a percentage of total assets	17.77%	8.71%	2.34%	17.43%

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. As of June 30, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in Footnote No. 22 in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Contractual Obligations

As of June 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” as defined by federal securities laws. Words such as “anticipates,” “believes,” “estimates,” “intends,” “should,” “will,” variations of such works and similar expressions are intended to identify forward-looking statements. These statements reflect management’s current beliefs as to the expected outcomes of future events and are not guarantees of future performance. These statements involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Factors that could cause a difference include, among others: changes in the national and local economies or market conditions; changes in interest rates, deposit flows, loan demand and asset quality, including real estate and other collateral values; changes in banking regulations and accounting principals, policies or guidelines; and the impact of competition from traditional or new sources. These and other factors that may emerge could cause decisions and actual results to differ materially from current expectations. Commonwealth Bankshares, Inc. undertakes no obligation to revise, update, or clarify forward-looking statements to reflect events or conditions after the date of this release.

Item 3. Quantitative and Qualitative Disclosures and Market Risk

Not applicable pursuant to instructions to Item 305(c) of Regulation S-K.

Item 4. Controls and Procedures

(a)	As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

As of June 30, 2005, there were no legal proceedings against the Company.

Item 2. Changes in securities

There were no changes in the Company’s securities during the quarter.

Item 3. Defaults upon senior securities

There were no defaults upon senior securities during the quarter.

Item 4. Submission of matters to a vote of security holders

The Annual Meeting of Stockholders was held on June 28, 2005. Of the 3,053,944 shares entitled to vote at the meeting, 2,244,377 voted. The following matters were voted on at the meeting.

Proposal I:	The Shareholders of the Company elected three members of the Board of Directors for three year terms as Class II directors until the Annual Meeting of Shareholders in 2008. Votes for each nominee were as follows:

	FOR	WITHHELD
Herbert L. Perlin	2,200,937	43,440
Kenneth J. Young	2,200,835	43,542
Thomas W. Moss, Jr.	2,200,629	43,748

The following Class III and Class I directors whose terms expire in 2006 and 2007 continued in office: Laurence C. Fentriss, Edward J. Woodard, Jr., CLBB, E. Carlton Bowyer, Ph.D., Morton Goldmeier, William D. Payne, M.D. and Richard J. Tavss.

Proposal II:	The Shareholders of the Company voted for the election of the amendment to the Articles of Incorporation of the Company to increase the number of authorized shares from 5,000,000 to 15,000,000. The vote on this matter was as follows:

FOR	AGAINST	ABSTAIN
2,049,671	185,464	9,242

Proposal III:	The Shareholders of the Company voted for the Company’s 2005 Stock Incentive Plan. The vote on this matter was as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
1,559,600	317,664	11,772	355,341

Item 5. Other information

None.

Item 6. Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: August 12, 2005	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: August 12, 2005	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President,
& Chief Financial Officer