Form 10-Q
period 2005-09-30
COMMONWEALTH BANKSHARES INC
filed 2005-11-10
CIK 835012

FORM 10-Q

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Common Stock, $2.50 Par Value – 4,056,790 shares as of October 21, 2005

Commonwealth Bankshares, Inc.

PART I - FINANCIAL INFORMATION	Page

ITEM- 1 FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
September 30, 2005
December 31, 2004

Consolidated Statements of Income	4
Three months ended September 30, 2005
Three months ended September 30, 2004
Nine months ended September 30, 2005
Nine months ended September 30, 2004

Consolidated Statements of Comprehensive Income	5
Nine months ended September 30, 2005
Nine months ended September 30, 2004

Consolidated Statements of Stockholders’ Equity	6
Nine months ended September 30, 2005
Year ended December 31, 2004
Year ended December 31, 2003

Consolidated Statements of Cash Flows	7
Nine months ended September 30, 2005
Nine months ended September 30, 2004

Notes to Consolidated Financial Statements	8 -11

ITEM- 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 -19

ITEM- 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK	19

ITEM- 4 CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS	20

ITEM 2- CHANGES IN SECURITIES	20

ITEM 3- DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5- OTHER INFORMATION	20

ITEM 6- EXHIBITS	20

SIGNATURES	21

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$6,063,726	$8,330,545
Interest bearing deposits in banks	236,735	195,729
Federal funds sold	750,152	419,867

Total cash and cash equivalents	7,050,613	8,946,141

Investment securities:
Available for sale, at fair market value	4,514,070	6,370,932
Held to maturity, at amortized cost (fair market value was $555,509 and $592,019, respectively)	544,588	574,199

Total investment securities	5,058,658	6,945,131

Equity securities, restricted, at cost	5,555,800	3,617,600
Loans held for sale	3,715,090	31,106,533
Loans	475,847,647	315,754,561
Allowance for loan losses	(4,648,180)	(2,839,315)

Loans, net	471,199,467	312,915,246

Premises and equipment, net	5,972,880	5,141,006
Accrued interest receivable	2,590,706	1,692,975
Deferred tax assets	2,771,997	1,749,015
Other assets	3,275,897	1,947,138

Total assets	$507,191,108	$374,060,785

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$38,728,462	$38,145,358
Interest-bearing	318,254,279	239,486,894

Total deposits	356,982,741	277,632,252
Short-term borrowings	72,278,600	44,139,750
Long-term debt	5,405,975	5,441,656
Junior subordinated debt securities	4,992,357	5,237,255
Accrued interest payable	1,031,079	803,289
Other liabilities	5,753,744	3,782,434

Total liabilities	446,444,496	337,036,636
Stockholders’ Equity:
Common stock, par value $2.50, 5,000,000 shares authorized; 4,056,415 and 2,984,794 shares issued and outstanding in 2005 and 2004, respectively	10,141,038	7,461,986
Additional paid-in capital	36,247,039	19,321,813
Retained earnings	14,345,385	10,187,132
Accumulated other comprehensive income	13,150	53,218

Total stockholders’ equity	60,746,612	37,024,149

Total liabilities and stockholders’ equity	$507,191,108	$374,060,785

See accompanying notes to the consolidated financial statement (unaudited)

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest and dividend income:
Loans, including fees	$9,305,994	$5,622,696	$23,418,161	$15,366,167
Investment securities:
Taxable	37,571	81,301	162,104	244,842
Tax exempt	16,854	31,030	55,899	109,390
Dividend income, equity securities, restricted	51,321	25,529	140,167	56,806
Other interest income	15,751	3,598	32,153	32,898

Total interest income	9,427,491	5,764,154	23,808,484	15,810,103

Interest expense:
Deposits	2,732,460	1,886,948	6,921,913	5,739,871
Federal funds purchased and securities sold under agreements to repurchase	176	1,649	3,980	2,045
Federal Home Loan Bank	516,481	198,346	1,220,147	286,070
Junior subordinated debt securities	99,839	89,553	306,452	314,431
Long-term debt	54,457	20,989	161,004	25,646

Total interest expense	3,403,413	2,197,485	8,613,496	6,368,063

Net interest income	6,024,078	3,566,669	15,194,988	9,442,040
Provision for loan losses	825,000	270,000	1,840,000	1,105,000

Net interest income after provision for loan losses	5,199,078	3,296,669	13,354,988	8,337,040

Non-interest income:
Service charges on deposit accounts	321,009	278,067	850,991	788,095
Other service charges and fees	143,711	154,276	423,851	425,994
Mortgage brokerage income	403,848	295,656	1,174,985	295,656
Title insurance income	156,589	—	156,589	—
Gain on sale / call of investment securities	—	353	—	441,227
Other	82,921	43,710	188,601	119,888

Total non-interest income	1,108,078	772,062	2,795,017	2,070,860

Non-interest expense:
Salaries and employee benefits	1,848,947	1,374,343	4,965,471	3,545,599
Net occupancy expense	257,316	235,936	715,104	695,369
Furniture and equipment expense	294,131	286,306	876,350	777,627
Other operating expense	922,820	807,509	2,528,299	2,102,073

Total non-interest expense	3,323,214	2,704,094	9,085,224	7,120,668

Income before provision for income taxes	2,983,942	1,364,637	7,064,781	3,287,232
Provision for income taxes	1,014,389	459,310	2,400,465	1,092,427

Net income	$1,969,553	$905,327	$4,664,316	$2,194,805

Basic earnings per share	$0.49	$0.45	$1.37	$1.12

Diluted earnings per share	$0.43	$0.36	$1.20	$0.89

Dividends paid per share	$0.05	$0.05	$0.15	$0.15

Basic weighted average shares outstanding	4,047,973	2,001,219	3,394,282	1,962,374
Diluted weighted average shares outstanding	4,693,983	2,729,342	4,037,682	2,722,635

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Nine months ended
	September 30, 2005	September 30, 2004
Net income	$4,664,316	$2,194,805
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	(40,068)	(263,966)

Comprehensive income	$4,624,248	$1,930,839

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2005, and Years Ended 2004 and 2003

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	1,721,621	$4,304,053	$5,560,051	$5,270,552	$309,974	$15,444,630
Comprehensive income:
Net income	—	—	—	2,542,491	—	2,542,491
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	82,989	82,989

Total comprehensive income						2,625,480

Issuance of common stock	166,650	416,625	987,428	—	—	1,404,053
Cash dividends - $0.16 per share	—	—	—	(283,598)	—	(283,598)

Balance, December 31, 2003	1,888,271	4,720,678	6,547,479	7,529,445	392,963	19,190,565
Comprehensive income:
Net income	—	—	—	3,101,209	—	3,101,209
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	(339,745)	(339,745)

Total comprehensive income						2,761,464

Issuance of common stock	1,096,523	2,741,308	12,774,334	—	—	15,515,642
Cash dividends - $0.20 per share	—	—	—	(443,522)	—	(443,522)

Balance, December 31, 2004	2,984,794	7,461,986	19,321,813	10,187,132	53,218	37,024,149

(Unaudited)
Comprehensive income:
Net income	—	—	—	4,664,316	—	4,664,316
Change in unrealized gains on securities available for sale, net of tax effect	—	—	—	—	(40,068)	(40,068)

Total comprehensive income						4,624,248

Issuance of common stock	1,071,621	2,679,052	16,786,846	—	—	19,465,898
Tax benefit of stock option exercises	—	—	138,380	—	—	138,380
Cash dividends - $0.15 per share	—	—	—	(506,063)	—	(506,063)

Balance, September 30, 2005	4,056,415	$10,141,038	$36,247,039	$14,345,385	$13,150	$60,746,612

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2005	September 30, 2004
Operating activities:
Net income	$4,664,316	$2,194,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,840,000	1,105,000
Depreciation and amortization	727,017	690,431
Gain on the sale of premises and equipment	(458)	817
Gain on sale of investment securities available for sale	—	(441,227)
Loss on the sale of other real estate owned	—	10,396
Deferred tax assets	(1,001,960)	(118,934)
Net change in:
Loans held for sale	27,391,443	27,334,585
Accrued interest receivable	(897,731)	(19,286)
Other assets	(1,171,318)	489,068
Accrued interest payable	227,790	108,057
Other liabilities	2,109,690	(529,912)

Net cash provided by operating activities	33,888,789	30,823,800

Investing activities:
Purchase of securities available for sale	(39,753)	(5,625,324)
Purchase of equity securities, restricted	(14,954,325)	(7,913,750)
Net purchase of premises and equipment	(1,560,733)	(562,528)
Net increase in loans	(160,281,986)	(58,838,048)
Cash paid for improvement of other real estate owed	(57)	—
Proceeds from:
Calls and maturities of securities held to maturity	29,611	228,792
Sales and maturities of securities available for sale	1,835,906	9,756,603
Sales of equity securities, restricted	13,016,125	6,996,850
Sale of premises and equipment	2,300	229,241

Net cash used in investing activities	(161,952,912)	(55,728,164)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	16,207,912	6,496,938
Time deposits	19,839,577	(2,617,520)
Brokered time deposits	43,303,000	—
Short-term borrowing	28,138,850	18,211,436
Principal payments on long-term debt	(35,681)	18,288
Dividends reinvested and sale of stock	19,221,000	229,053
Dividends paid	(506,063)	(295,061)

Net cash provided by financing activities	126,168,595	22,043,134

Net decrease in cash and cash equivalents	(1,895,528)	(2,861,230)
Cash and cash equivalents at January 1	8,946,141	8,591,123

Cash and cash equivalents at September 30	$7,050,613	$5,729,893

Supplemental cash flow disclosure:
Interest paid during the period	$8,385,706	$6,260,006

Income taxes paid during the period	$2,798,000	$1,078,731

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$157,765	$855,000

Conversion of junior subordinated debt securities for common stock	$469,989	$660,295

See accompanying notes to the consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

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

Note B – Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Earnings available to common shareholders	$1,969,553	$905,327	$4,664,316	$2,194,805
Weighted average shares outstanding	4,047,973	2,001,219	3,394,282	1,962,374

Basic earnings per common share	$0.49	$0.45	$1.37	$1.12

Effect of dilutive securities:
Earnings available to common shareholders	$1,969,553	$905,327	$4,664,316	$2,194,805
Junior subordinated debt securities interest net of tax effect	62,925	70,818	193,361	219,445

Earnings available to common plus assumed conversions	$2,032,478	$976,145	$4,857,677	$2,414,250

Effect of dilutive securities on EPS:
Weighted average shares outstanding	4,047,973	2,001,219	3,394,282	1,962,374
Effect of stock options	45,290	49,428	27,165	56,625
Effect of junior subordinated debt securities	600,720	678,695	616,235	703,636

Diluted average shares outstanding	4,693,983	2,729,342	4,037,682	2,722,635

Diluted earnings per common share	$0.43	$0.36	$1.20	$0.89

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2005
Available for sale:
U.S. Treasury and agency securities	$2,009,865	$—	$(14,052)	$1,995,813
Mortgage-backed securities	1,184,411	5,625	(7,623)	1,182,413
State and municipal securities	1,299,870	35,974	—	1,335,844

	$4,494,146	$41,599	$(21,675)	$4,514,070

Held to maturity:
Mortgage-backed securities	$374,840	$875	$(1,298)	$374,417
State and municipal securities	169,748	11,344	—	181,092

	$544,588	$12,219	$(1,298)	$555,509

December 31, 2004
Available for sale:
U.S. Treasury and agency securities	$3,009,891	$9,000	$(5)	$3,018,886
Mortgage-backed securities	1,473,523	13,178	—	1,486,701
State and municipal securities	1,556,885	66,685	—	1,623,570
Equities and other bonds	250,000	—	(8,225)	241,775

	$6,290,299	$88,863	$(8,230)	$6,370,932

Held to maturity:
Mortgage-backed securities	$411,090	$1,041	$—	$412,131
State and municipal securities	163,109	16,779	—	179,888

	$574,199	$17,820	$—	$592,019

Note D - Loans

Major classifications of loans are summarized as follows:

	September 30, 2005	December 31, 2004
Construction and development	$85,527,960	$20,912,504
Commercial	49,281,091	45,421,914
Commercial mortgage	249,092,483	187,934,731
Residential mortgage	81,797,629	51,320,177
Installment loans to individuals	11,433,424	10,574,566
Other	597,951	1,057,303

Gross loans	477,730,538	317,221,195
Unearned income	(1,882,891)	(1,466,634)
Allowance for loan losses	(4,648,180)	(2,839,315)

Loans, net	$471,199,467	$312,915,246

Non-performing assets are as follows:

	September 30, 2005	December 31, 2004
Non-accrual loans:
Construction and development	$—	$—
Commercial	211,200	437,093
Commercial mortgage	—	—
Residential mortgage	—	1,281
Installment loans to individuals	12,156	13,108
Other	—	—

	223,356	451,482
Loans contractually past-due 90 days or more:
Construction and development	—	—
Commercial	—	—
Commercial mortgage	—	—
Residential mortgage	—	—
Installment loans to individuals	2,681	8,333
Other	74,627	7,756

	77,308	16,089

Total non-performing loans	$300,664	$467,571
Other real estate owned	$157,822	$—

Total non-performing assets	$458,486	$467,571

Allowance as a percentage of non-performing assets	1,013.81%	607.25%
Non-performing assets as a percentage of total assets	0.09%	0.12%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 were as follows:

	September 30, 2005	September 30, 2004
Balance at beginning of year	$2,839,315	$2,503,000
Provision charged to operating expense	1,840,000	1,105,000
Loans charged-off	(55,500)	(118,976)
Recoveries of loans previously charged-off	24,365	7,604

Balance at end of period	$4,648,180	$3,496,628

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	September 30, 2005	December 31, 2004
Land	$345,403	$345,403
Building and improvements	3,029,245	3,028,688
Leasehold improvements	1,203,022	789,783
Furniture and equipment	7,311,843	6,766,101
Construction in progress	620,825	26,131

	12,510,338	10,956,106
Less accumulated depreciation	6,537,458	5,815,100

	$5,972,880	$5,141,006

Note G – Subsequent Events

On October 18, 2005, the Company declared a $0.06 per share cash dividend payable November 30, 2005, to shareholders of record on November 21, 2005.

Subsequent to September 30, 2005 through October 21, 2005 600 shares of the 8.0% cumulative preferred securities were converted to 375 shares of the Parent’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. On June 30, 2005 the Company closed its branch at Old Dominion University Webb Center located at 5201 Hampton Boulevard, Norfolk, as a result of the expiration of the Bank’s branch banking service contract with Old Dominion University. The Bank currently operates three branches in Norfolk, four branches in Virginia Beach, two branches in Chesapeake, and one branch in Portsmouth. The Bank’s loan origination office on Pretty Lake Avenue at East Beach merged into the Bank’s new Ocean View branch at 9636 Cape View Avenue, which opened on August 15, 2005. A new branch in the Western Branch section of the tri-cities area of Portsmouth – Chesapeake – Northern Suffolk, located at 3343 Western Branch Blvd., opened on September 6, 2005. In addition, a new branch in the Little Neck – Birchwood corridor on Virginia Beach Boulevard in Virginia Beach is scheduled to open in November 2005. The Bank’s mortgage subsidiary currently operates one mortgage branch office in Norfolk, one mortgage branch office in Gloucester and one mortgage branch office in Richmond, Virginia. Bank of the Commonwealth has expanded its title insurance services with the formation of Executive Title Center which commenced operations July 1, 2005. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch office in Gloucester, Virginia.

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

Financial Condition

The Company continued its pattern of strong growth during the first nine months of 2005. Total assets at September 30, 2005 reached a new high of $507.2 million, up 35.6% or $133.1 million from $374.1 million at December 31, 2004. This growth was principally reflected in increased loans. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $475.8 million, up $160.1 million or 50.7% from December 31, 2004. The low interest rate environment, our strong local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company. In addition, during the first half of 2005, the company added four of the area’s leading veteran commercial lending officers to the Company’s professional team. The addition of these professionals also contributed to the significant growth in the loan portfolio. Loans held for sale decreased $27.4 million to $3.7 million, which tempered the record growth in total assets.

As of September 30, 2005, 62.5% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 83.5% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 2005, 69.3% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into 2005 with deposits at September 30, 2005 reaching a record $357.0 million, an increase of $79.4 million or 28.6% from December 31, 2004. Non-interest bearing demand deposits increased by $583.1 thousand or 1.5% to $38.7 million from December 31, 2004, and interest bearing deposits increased by $78.8 million to $318.3 million. Time deposits, excluding broker certificates, increased $19.8 million during the first nine months of 2005, with interest bearing demand and savings deposits increasing $16.4 million and decreasing $780.8 thousand, respectively. To help fund the record increase in the loan portfolio during the first nine months of 2005, the Company added $43.3 million in broker certificates of deposit. The interest rates paid on these deposits are consistent with the market rates offered in our local area. Management believes the growth in deposits is a result of the increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special promotions, product enhancements and offering unsurpassed service.

As of September 30, 2005, short term borrowings (advances from FHLB) were $72.3 million, compared to $44.1 million outstanding on December 31, 2004. The increase in short term borrowings was primarily a result of our loan demand continuing to increase at a faster pace than our deposit growth.

Results of Operation

During the first nine months of 2005, the Company reached a record $4.7 million in net income, an increase of 112.5% over the $2.2 million reported in the comparable period in 2004. On a per share basis, diluted earnings was $1.20 for the nine months ended September 30, 2005, up 31 cents or 34.8% from the $0.89 cents reported for the same period in 2004. Net income for the quarter ended September 30, 2005 totaled $2.0 million, an increase of 117.6% or $1.1 million over the amount reported in the third quarter of 2004. Diluted earnings per share equaled 43 cents for the three months ended September 30, 2005 compared to 36 cents for same period of 2004.

Profitability as measured by the Company’s return on average assets (ROA) was 1.45% and 0.93% for the nine months ended September 30, 2005 and 2004, respectively. ROA was impacted by the record increase in net income of 112.5% which was offset by an increase in year to date average assets of $115.5 million or 36.6% from September 30, 2004 to September 30, 2005. The return on average equity (ROE) was 13.63% and 14.44% for the nine months ended September 30, 2005 and 2004, respectively. The increase in ROE is the result of the record increase in net income which was offset by the growth in year to date average shareholders’ equity of $25.5 million or 125.3% from September 30, 2004 to September 30, 2005. The substantial growth in average shareholders’ equity is the result of the $15.0 million and $19.34 million in additional capital raised by the Company during the fourth quarter of 2004 and second quarter of 2005, respectively, through private placements of its common stock. For the quarter ended September 30, 2005, ROA was 1.58% and ROE was 13.14%.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was a record $15.2 million for the nine months ended September 30, 2005, an increase of 60.9% or $5.8 million over the comparable period in 2004. For the quarter ended September 30, 2005, net interest income was $6.0 million, an increase of $2.5 million or 68.9% over the comparable period in 2004.

Total interest income was $23.8 million for the nine months ended September 30, 2005, an increase of $8.0 million or 50.6% over the same period of 2004. For the quarter ended September 30, 2005, total interest income reached a record $9.4 million, an increase of $3.7 million or 63.6% over the third quarter of 2004. Strong loan demand continued into the first nine months of 2005 generating record increases in interest income. Interest income on loans increased $8.1 million or 52.4% to $23.4 million for the nine months ended September 30, 2005 and $3.7 million or 65.5% to $9.3 million for the three months ended September 30, 2005, as compared to the same time periods in 2004, respectively.

Interest expense of $8.6 million for the nine months ended September 30, 2005 represented a $2.2 million increase from the comparable period in 2004. Interest expense for the third quarter of 2005 was $3.4 million, up $1.2 million or 54.9% from the quarter ended September 30, 2004. The increase was primarily attributable to the record increase in the Company’s average interest bearing liabilities, which was offset by the decrease in overall rates paid on time deposits as a result of higher priced time deposits repricing at lower rates throughout the first nine months of the year. Year to date average interest bearing liabilities increased $82.7 million or 32.0% from September 30, 2004 to September 30, 2005, while the overall rates paid on these liabilities increased only 9 basis points to 3.38%.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) increased from 4.20% during the first nine months of 2004 to 4.88% for the same period in 2005. For the quarter ended September 30, 2005, the net interest margin (tax equivalent basis) increased to 5.00% from 4.37% for the quarter ended September 30, 2004. This increase can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the prevailing interest rate environment and changes in volume.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At September 30, 2005, the Company had total allowance for loan losses of $4,648,180 or 0.98% of total loans. As a result of the significant growth in the loan portfolio, the company made provisions for loan losses of $1,840,000 for the first nine months of 2005, compared to $1,105,000 for the same period of 2004. Loan charge-offs for the nine months ended September 30, 2005 totaled $55,500 and recoveries for the same period totaled $24,365.

Despite the rapid growth in the Company’s loan portfolio, asset quality remains exceptional. During the first nine months of 2005, non-performing assets decreased $9.1 thousand to $458.5 thousand or 0.09% of total assets at September 30, 2005. Nonaccrual loans at September 30, 2005 consisted of seven loans which totaled $223.4 thousand. $206.5 thousand of the total represents one significant commercial credit. Management is closely monitoring this credit, and at this time, does not anticipate a loss based on the customer’s current monthly payment stream and strength of the underlying collateral securing the loan. Management believes that the current monthly provision and allowance for loan losses is sufficient to absorb any potential loss associated with this credit and the potential loss will not negatively impact the Company’s ability to conduct its business on a going forward basis. The remaining $16.9 thousand in non-accrual loans represents six (6) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Included in total non-performing assets at September 30, 2005, is $157.8 thousand in other real estate owned, which consists of one property. Subsequent to September 30, 2005, this property was sold for a gain. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Non-interest income for the nine months ended September 30, 2005 equaled $2.8 million, an increase of $724.2 thousand over the $2.1 million reported for the nine months ended September 30, 2004. For the three months ended September 30, 2005, non-interest income was $1.1 million, up $336.0 thousand or 43.5% over the comparable period in 2004. Revenues generated from the mortgage company acquisition (third quarter 2004) contributed $1.2 million and $403.8 thousand to non-interest income for the nine months and three months ended September 30, 2005, respectively. Included in non-interest income for the third quarter of 2005 was $156.6 thousand in revenues from the title company which commenced operations in July 2005. The 2005 increase in non-interest income does not include any gains from the sale/call of investments, which were $240.1 thousand and $200.8 thousand in the first and second quarter of 2004, respectively.

Non-interest expense represents the overhead expenses of the Company. Non-interest expense for the nine months ended September 30, 2005 totaled $9.1 million, an increase of $2.0 million over the $7.1 million recorded during the nine months ended September 30, 2004. Salaries and employee benefits, the largest component of non-interest expense, increased by $1.4 million or 40.1% over the $3.5 million reported during the first nine months of 2004. For the quarter ended September 30, 2005, salaries and employee benefits increased $474.6 thousand or 34.5% from the quarter ended September 30, 2004. This increase was driven by annual merit increases, the addition of several new positions, including four leading commercial loan officers, an increase in certain employee benefit costs, the acquisition of the mortgage company and the formation of the title company. Salaries and employee benefits associated with the mortgage company were $296.8 and $857.0 thousand for the three months and nine months ended September 30, 2005, respectively. Other operating expense, which include a grouping of numerous transactions relating to normal banking operations, increased $426.2 thousand or 20.3% for the nine months ended September 30, 2005 over the comparable period for 2004. The major part of this increase is the result of the Company’s continued investment in an extensive multimedia advertising campaign utilizing billboards, radio, and newspaper to promote and reinforce its presence throughout Southside Hampton Roads. For the nine months ended September 30, 2005, advertising and marketing expense was $580.3 thousand an increase of $295.2 thousand or 103.5% over the comparable period for 2004.

Capital Resources

Total stockholders’ equity for the Company increased to $60.7 million from $37.0 million or 64.1% from December 31, 2004 to September 30, 2005. Contributing to the increase in 2005 was the $19.3 million in additional capital raised by the Company in June 2005, through a private placement of 967,009 shares of newly issued Company common stock at a price of $20.00 per share. Our record earnings of $4.7 million for the first nine months of 2005 also contributed to the increase in stockholders’ equity. Stockholders’ equity for September 30, 2005 reflects a $13.1 thousand net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $53.2 thousand net unrealized gain on securities available for sale as of December 31, 2004.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At September 30, 2005 and 2004, the Bank’s risk-adjusted capital ratios were 13.75% and 8.92% for Tier 1 and 14.76% and 10.14% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of September 30, 2005.

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

Cash Dividend

In compliance with the Company’s dividend payout policy, on February 28, 2005 the Company paid a cash dividend of 5 cents per share, totaling $151.1 thousand. On May 31, 2005 the Company paid a 5 cents per share dividend totaling $152.7 thousand. On August 31, 2005 the company paid a 5 cents per share dividend totaling $202.3 thousand. A total dividend of 15 cents per share paid during the first nine months of 2005 is consistent with the total dividends paid during the same time period in 2004.

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

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At September 30, 2005, the Company’s one year “positive gap” (interest earning assets maturing or repricing within the same period exceed interest bearing liabilities maturing or repricing within the same period) was approximately $52.0 million, or 10.26% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of interest bearing liabilities. At December 31, 2004, the Company’s one year “positive gap” was approximately $32.6 million, or 8.71% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at September 30, 2005 and December 31, 2004 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	September 30, 2005
(in thousands)	Within 90 Days	91 Days to One Year	After One but within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$941	$554	$2,226	$1,338	$5,059
Equity securities	—	—	—	5,556	5,556
Loans held for sale	3,715	—	—	—	3,715
Loans	234,220	18,978	131,480	93,053	477,731
Interest bearing deposits	237	—	—	—	237
Federal funds sold	750	—	—	—	750

Total	$239,863	$19,532	$133,706	$99,947	$493,048
Cumulative totals	239,863	259,395	393,101	493,048

Interest Bearing Liabilities:
Deposits:
Demand	$56,215	$—	$—	$—	$56,215
Savings	8,804	—	—	—	8,804
Time deposits, $100,000 and over	2,825	18,310	32,934	13,908	67,977
Other time deposits	10,183	38,369	110,080	26,626	185,258
Short-term borrowing	72,279	—	—	—	72,279
Long-term borrowing	378	10	5,018	—	5,406
Junior subordinated debt securities	—	—	—	4,992	4,992

Total	$150,684	$56,689	$148,032	$45,526	$400,931
Cumulative totals	150,684	207,373	355,405	400,931

Interest sensitivity gap	$89,179	$(37,157)	$(14,326)	$54,421	$92,117
Cumulative interest sensitivity gap	$89,179	$52,022	$37,696	$92,117

Cumulative interest sensitivity gap as a percentage of total assets	17.58%	10.26%	7.43%	18.16%

Interest Rate Sensitivity Analysis

	December 31, 2004
(in thousands)	Within 90 Days	91 Days to One Year	After One but within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$931	$419	$3,792	$1,803	$6,945
Equity securities	—	—	—	3,618	3,618
Loans held for sale	19,817	—	325	10,965	31,107
Loans	151,353	13,760	97,670	54,438	317,221
Interest bearing deposits	196	—	—	—	196
Federal funds sold	420	—	—	—	420

Total	$172,717	$14,179	$101,787	$70,824	$359,507
Cumulative totals	172,717	186,896	288,683	359,507

Interest Bearing Liabilities:
Deposits:
Demand	$39,809	$—	$—	$—	$39,809
Savings	9,585	—	—	—	9,585
Time deposits, $100,000 and over	2,936	14,951	28,334	4,889	51,110
Other time deposits	9,366	33,096	92,269	4,252	138,983
Short-term borrowing	44,140	—	—	—	44,140
Long-term borrowing	404	10	5,028	—	5,442
Junior subordinated debt securities	—	—	—	5,237	5,237

Total	$106,240	$48,057	$125,631	$14,378	$294,306
Cumulative totals	106,240	154,297	279,928	294,306

Interest sensitivity gap	$66,477	$(33,878)	$(23,844)	$56,446	$65,201
Cumulative interest sensitivity gap	$66,477	$32,599	$8,755	$65,201

Cumulative interest sensitivity gap as a percentage of total assets	17.77%	8.71%	2.34%	17.43%

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. As of September 30, 2005, there have been no material changes to the off-balance sheet arrangements disclosed in Footnote No. 22 in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Contractual Obligations

As of September 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures and Market Risk

Not applicable pursuant to instructions to Item 305(c) of Regulation S-K.

Item 4. Controls and Procedures

(a)	As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

As of September 30, 2005, there were no legal proceedings against the Company.

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

Commonwealth Bankshares, Inc.
(Registrant)

Date: November 10, 2005	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: November 10, 2005	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President,
& Chief Financial Officer