Form 10-K
period 2005-12-31
COMMONWEALTH BANKSHARES INC
filed 2006-03-30
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-17377

Commonwealth Bankshares, Inc.

(Exact name of registrant as specified issuer in its charter)

Virginia	54-1460991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

403 Boush Street Norfolk, Virginia	23510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (757) 446-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005: $71,182,781 (In calculating the aggregate market value, the registrant used the closing sale price of the registrant’s common stock on the NASDAQ National Market on June 30, 2005 which was $20.76 per share, voting stock held by non-affiliates of the registrant at June 30, 2005 was 3,428,843 shares).

The number of shares of common stock outstanding as of March 1, 2006: Common Stock, $2.50 Par Value - 4,164,380 shares

Commonwealth Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2005

Part I

Item 1. Business

The Company and the Bank. The sole business of Commonwealth Bankshares, Inc. (the “Parent”) is to serve as a holding company for Bank of the Commonwealth (the “Bank”). The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk, Virginia. The Bank currently operates three branches in Norfolk, four branches in Virginia Beach, two branches in Chesapeake, and one branch in Portsmouth. The Bank has four subsidiaries, all incorporated under the laws of the Commonwealth of Virginia: BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Commonwealth Financial Advisors, LLC and Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage.

The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company.”

The Company conducts mortgage funding services through its wholly-owned subsidiary Bank of the Commonwealth Mortgage, brokerage and investment advisory services through its wholly-owned subsidiary, Commonwealth Financial Advisors, LLC, insurance activities through its wholly-owned subsidiary BOC Insurance Agencies of Hampton Roads, Inc. and title insurance services through its 91% owned subsidiary Executive Title Center. The financial position and operating results of any one of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

The Parent also owns Commonwealth Bankshares Capital Trust I, a non-operating wholly-owned subsidiary that was formed on November 15, 2000 for the purpose of issuing 1,457,000 shares of 8.0% cumulative preferred securities maturing October 15, 2031 with the option to call on or after October 15, 2006 (call price of $5.00 per share) for $7,285,000. Conversion of the preferred securities into the Parent’s common stock at $8.00 per share may occur at any time prior to maturity. The Trust is an unconsolidated subsidiary of the Company and its principal asset is $4.9 million of the Company’s junior subordinated debt securities which is reported as a liability of the Company.

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

Competition

The Bank encounters strong competition for its banking services within its primary market area. The Bank competes with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds and life insurance companies. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks. The banking business in Virginia, and in the Bank’s primary service area in South Hampton Roads, which includes the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia, is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Bank are their ability to launch and finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Bank competes by emphasizing customer service and technology; establishing long-term customer relationships; building customer loyalty; and providing products and services to address the specific needs of its customers. Through the Bank, we target individual and small-to-medium size business customers. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

Employees

As of December 31, 2005, the Company had 142 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

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

Dividend Restrictions. The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank’s ability to pay dividends. See Note 16 to Consolidated Financial Statements included as exhibit 99.1 of this report.

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

Bank of the Commonwealth

The Bank, as a member bank of the Federal Reserve System, is subject to regulation and examination by the Virginia State Corporation Commission and the Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor and effective April 1, 2006 $250,000 for retirement account depositors.

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

Community Reinvestment Act. The Community Reinvestment Act (CRA) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on 12 factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (FHLB) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2005, the Bank held $4.0 million of FHLB stock.

Reporting Terrorist Activities. The Federal Bureau of Investigation (FBI) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the Treasury Department and contact the FBI.

The Office of Foreign Assets Control (OFAC), which is a division of the Treasury Department, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury Department and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.

Consumer Protection. The Fair and Accurate Credit Transactions Act of 2003, which amended the Fair Credit Reporting Act, requires financial institutions to implement policies and procedures that track identity theft incidents; provide identity-theft victims with evidence of fraudulent transactions upon request; block from reporting to consumer reporting agencies credit information resulting from identity theft; notify customers of adverse information concerning the customer in consumer reporting agency reports; and notify customers when reporting negative information concerning the customer to a consumer reporting agency.

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically under capitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activates. As of December 31, 2005, the Bank was considered “well capitalized.”

Gramm-Leach-Bliley Act of 1999 (GLBA). The GLBA implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies and elects to be a financial holding company is permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, financial and investment advisory services, underwriting services and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA. In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. While the Company satisfies these requirements, the Company has not elected to be treated as a financial holding company under the GLBA.

The GLBA has not had a material adverse impact on the Company’s or the Bank’s operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation. The GLBA may have the result of increasing competition that the Bank faces from larger institutions and other companies that offer financial products and services that may have substantially greater financial resources than the Company or the Bank.

The GLBA and certain regulations issued by federal banking agencies also provide protections against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties other than permitted by law.

Item 1A. Risk Factors

An investment in the Company’s common stock involves significant risks inherent to the Company’s business. The risks and uncertainties that management believes affect or could affect the Company are described below. You should carefully read and consider these risks and uncertainties described below together with all of the other information included in this report, before you decide to invest in our common stock.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with our competition which rises and falls based on the Asset Liability Committee’s vision of the Company’s needs. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

We may be adversely affected by economic conditions in our market area.

Our current market area is primarily in the South Hampton Roads portion of Virginia, which includes the cities of Norfolk, Chesapeake, Virginia Beach and Portsmouth. In the event of an economic downturn in this market, the lack of geographic diversification could adversely affect the banking business and, consequently, our results of operations and financial condition. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio, loan and deposit pricing and the performance of our mortgage banking and title insurance subsidiaries. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

Although we might not have significant credit exposure to all the businesses in our areas, the downturn in any of these businesses could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitablility.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as a deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios.

Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our loan growth, which may affect our short-term earnings.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of the banking regulations we are governed by are intended to protect depositors, the public or the insurance funds maintained by the Federal Deposit Insurance Corporation, not shareholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. Our success depends substantially on the banking relationships maintained with our customers and the skills and abilities of our executive and senior officers. We have entered into employment agreements with our executive officers and other senior officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of any of our key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. We do maintain key man life insurance on key officers to provide the Company with some financial protection.

Our business success is also dependent upon our ability to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The headquarters building (the “Headquarters”) of the Company and the Bank, located at the corners of Freemason and Boush Streets, Norfolk, Virginia, was completed in 1986 and is a three story building of masonry construction, with approximately 21.0 thousand square feet of floor space. The Bank utilizes the building for its main office branch, executive offices and operational departments. The Company currently subleases to outside parties approximately 4.0 thousand square feet on the third floor. The office operates four teller windows, including two drive-up facilities, one walk-up facility and a 24 hour teller machine.

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

The general partner of the Partnership is Boush Bank Building Company. The limited partners of the Partnership are Mr. Edward J. Woodard, Jr., CLBB, Chairman, President, CEO and director of the Bank and the Company and the estates of George H. Burton and William P. Kellam, former directors. In the opinion of the Company, the terms of the lease are not less favorable than could be obtained from a non-related party. Prior to executing the lease, the shareholders of the Bank owning a majority of Bank common stock consented to the foregoing lease. Additionally, formal shareholder approval of the lease, due to the above described interest of the Bank’s directors, was obtained during the Bank’s 1985 Annual Meeting of Shareholders.

In addition to the headquarters, the Company operates two branch offices and one operational office in Norfolk, four branches in Virginia Beach, two branches in Chesapeake, one branch in Portsmouth, one mortgage branch office in Richmond, one mortgage branch office in Gloucester and one mortgage branch office in Virginia Beach. The title company operates one office in Gloucester and one office in Norfolk and the investment company has one office in Virginia Beach and one office in Norfolk. The Norfolk branches are located at 9636 Capeview Avenue and 4101 Granby Street. The Norfolk operational office is located at 229 W. Bute Street, Suite 350. The Virginia Beach branch offices are located at 3720 Virginia Beach Blvd., 2712 North Mall Drive, 1124 First Colonial Road and 1870 Kempsville Road. The addresses of the Chesapeake branches are 1217 Cedar Road and 3343 Western Branch Blvd. The address of the Portsmouth branch is 4940 West Norfolk Road. The Richmond mortgage branch office is located at 1500 Forest Avenue, Suite 213, the Gloucester mortgage branch office is located at 6558 Main Street, Suite 1, and the Virginia Beach mortgage office is located at 3720 Virginia Beach Blvd., Suite 200. The title company’s Gloucester office is located at 6558 Main Street, Suite 2 and the Norfolk office is located at 221 Bute Street. The investment company’s offices are located within the Bank branches. The Norfolk location is 403 Boush Street, Suite 100 and the Virginia Beach location is 3720 Virginia Beach Blvd., Suite 100. The branch location at First Colonial Road, Virginia Beach and the West Norfolk Road branch in Portsmouth are owned by the Company and the remaining nine are leased under long-term operating leases with renewal options, at total annual rentals of approximately $481.4 thousand.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company’s shareholders for a vote during the fourth quarter of 2005.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company’s common stock began trading on the NASDAQ National Market under the symbol CWBS on October 30, 2000. Prior to listing on the NASDAQ National Market, the Company’s common stock traded on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”), a NASDAQ sponsored and operated inter-dealer quotation system for equity securities not listed on the NASDAQ Stock Market. Set forth below is high and low trading information for the common stock and dividends declared for each quarter during 2005 and 2004.

Common Stock Performance

	Common Stock Prices				Dividends Declared
	2005		2004
	High	Low	High	Low	2005	2004
First Quarter	$21.00	$18.30	$20.17	$18.03	$0.05	$0.05
Second Quarter	$21.19	$19.50	$18.75	$16.00	$0.05	$0.05
Third Quarter	$23.85	$21.25	$17.25	$15.50	$0.05	$0.05
Fourth Quarter	$28.49	$23.69	$20.00	$16.10	$0.06	$0.05

On June 27, 2005, the Company completed a $19.34 million private placement of its common stock. Pursuant to the terms of the Private Placement Memorandum, dated May 16, 2005, the Company sold 967,009 shares of its common stock at a price of $20.00 per share.

On October 1, 2004, the Company completed a $15 million private placement of its common stock. Pursuant to the terms of the Private Placement Memorandum, dated August 30, 2004, the Company sold 943,396 shares of its common stock at a price of $15.90 per share.

Anderson & Strudwick, Inc. acted as the Company’s exclusive placement agent for these two transactions. The aggregate placement agent fee was 4.1% and 5.0%, respectively, of the offerings gross proceeds, which amounted to $793,589 and $750,000, respectively, for the June 2005 and October 2004 offering.

The Company plans to use the net proceeds from the offerings for general corporate purposes, including the support of future asset growth and the increase in lending limits of its bank subsidiary, Bank of the Commonwealth.

The offerings were made only to accredited investors, as such terms are defined in accordance with the Securities Act of 1933, as amended. The shares of common stock issued to the investors have not been registered under the Securities Act of 1933 or any state securities law. The Company relied on the exemption of the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Holders of Record. The Company had 4,164,380 shares of common stock outstanding as of March 1, 2006, held by approximately 649 shareholders of record.

Dividend Reinvestment and Stock Purchase Plan. In April 1999, the Company’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Under this Plan, shares purchased from the Company with reinvested dividends are issued at a five percent (5.0%) discount from market value. The Plan also permits participants to make optional cash payments of up to $20.0 thousand per quarter for the purchase of additional shares of the Company’s common stock. These shares are issued at market value without incurring brokerage commissions. In addition, shareholders also have the option of having their cash dividends deposited directly into an account with Bank of the Commonwealth. Of the $749.6 thousand in dividends that were paid in 2005, $264.8 thousand were reinvested. In 2004, $443.5 thousand was paid in dividends with $118.4 thousand reinvested. In 2005, $282.1 thousand was invested through the optional cash payment plan compared to $40.5 thousand in 2004.

The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank’s ability to pay dividends. See Note 16 to Consolidated Financial Statements included as exhibit 99.1 of this report.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2005, relating to the Company’s equity compensation plans, pursuant to which grants of options to acquire shares of common stock and other stock-based awards may be granted from time to time. See Note 20 to Consolidated Financial Statements and Item 11 Executive Compensation (Stock Option and Employee Benefit Plans) of this 10-K for more information on the Company’s equity compensation plans.

Equity Compensation Plan Information as of December 31, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	438,670	(1)	$18.09	281,751	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	438,670	(1)	$18.09	281,751	(2)

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock options plans.
(2)	Represents shares available for future issuance under the Company’s stock options plans.

Item 6. Selected Financial Data

Years Ended December 31,

(in thousands, except per share data)

	2005	2004	2003	2002	2001
Operating Results:
Interest income	$34,289	$21,957	$19,364	$17,632	$17,328
Interest expense	12,742	8,625	8,379	9,058	10,883

Net interest income	21,547	13,332	10,985	8,574	6,445
Provision for loan losses	2,740	1,695	525	419	360
Noninterest income	3,893	3,068	1,678	1,651	1,489
Noninterest expense	12,638	10,098	8,392	7,384	6,834

Income before provision for income taxes and noncontrolling interest	10,062	4,607	3,746	2,422	740
Provision for income taxes	3,419	1,506	1,204	748	163

Income before noncontrolling interest	6,643	3,101	2,542	1,674	577
Noncontrolling interest in subsidiary	(9)	—	—	—	—

Net Income	$6,634	$3,101	$2,542	$1,674	$577

Per Share Data:
Basic earning	$1.86	$1.42	$1.44	$0.98	$0.34
Diluted earnings	$1.65	$1.16	$1.03	$0.73	$0.31
Book value	$15.40	$12.40	$10.16	$8.97	$7.97
Cash dividends	$0.21	$0.20	$0.16	$0.105	$0.14
Closing stock price	$27.40	$18.85	$19.00	$11.23	$7.00
Basic weighted average shares outstanding	3,562,739	2,181,915	1,771,556	1,708,698	1,692,125
Diluted weighted average shares outstanding	4,178,136	2,929,842	2,824,702	2,816,968	1,883,354
Shares outstanding at year-end	4,073,547	2,984,794	1,888,271	1,721,621	1,703,002

Year-End Balance:
Assets	$549,454	$374,061	$318,295	$256,514	$230,568
Federal funds sold	1,159	420	341	59	5,320
Loans *	508,903	315,755	230,050	196,323	178,069
Loans held for sale	—	31,107	56,132	27,792	—
Investment securities	8,924	6,945	12,431	16,020	16,386
Equity securities	5,327	3,618	2,398	1,181	917
Deposits	383,890	277,632	250,658	228,087	204,909
Stockholders’ equity	62,730	37,024	19,191	15,445	13,573

Average Balance:
Assets	$455,833	$326,667	$277,970	$239,306	$226,506
Federal funds sold	971	1,753	1,570	3,534	5,845
Loans *	417,106	264,815	214,731	186,195	172,516
Loans held for sale	11,747	33,255	29,092	8,887	—
Investment securities	6,026	8,995	14,214	16,769	17,425
Equity securities	4,625	2,256	1,189	1,099	765
Deposits	329,955	260,027	239,726	210,414	203,146
Stockholders’ equity	49,702	23,861	17,238	14,326	12,812

Ratios:
Return on average assets	1.46%	0.95%	0.91%	0.70%	0.25%
Return on average stockholders’ equity	13.35%	13.00%	14.75%	11.69%	4.51%
Dividend payout ratio	11.29%	14.08%	11.11%	10.71%	41.18%
Year-end stockholders’ equity to total assets	11.42%	9.90%	6.03%	6.02%	5.89%
Loan loss allowance to year-end loans *	1.09%	0.90%	1.09%	1.19%	1.12%
Net interest margin (tax equivalent basis)	4.90%	4.29%	4.24%	3.90%	3.10%
Efficiency ratio (tax equivalent basis)	49.57%	61.21%	65.51%	71.07%	84.19%

*	Net of unearned income and loans held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This commentary provides an overview of the Company’s financial condition, changes in financial condition and results of operations for the years 2003 through 2005. This section of Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included as Exhibit 99.1 of this Form 10-K.

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

Results of Operations and Financial Condition

Commonwealth Bankshares, Inc. and Subsidiaries

Overview

Management views 2005 as an exceptional year for Commonwealth Bankshares, Inc. We are particularly proud of our achievements this year, both financially as well as operationally. We experienced record earnings along with significant growth in our earning assets. We expanded our title insurance business, with the formation of Executive Title Center, which commenced operations July 1st. In addition to providing a considerably diverse and expanded source of fee income, Executive Title Center will provide a high level of responsive and personalized service to our customers, making their real estate endeavors a smooth transaction. As of November 1, 2005, the Bank expanded its brokerage and investment advisory services, as well as offering a wide range of insurance products to our customers, through its creation of Commonwealth Financial Advisors, LLC, a wholly-owned subsidiary of Bank of the Commonwealth. Heading the Company is a group of seasoned professionals with over sixty years of combined experience. We successfully raised $19.34 million in additional capital, through a private placement of 967,009 shares of newly issued Company common stock, allowing us to continue our strong growth momentum and allowing us to better serve our customers by increasing our legal lending limit to over $10.7 million. On November 30, 2005, we raised an additional $20 million in trust preferred securities.

The Company’s net income for 2005 reached a record $6.6 million or a 113.9% increase from the $3.1 million reported for the year ended 2004. Net income in 2004 represented a 22.0% increase from the $2.5 million reported for the year 2003. On a per share basis, diluted earnings per share increased 42.2% to $1.65 for the year ended December 31, 2005. Diluted earnings per share was $1.16 for the year ended December 31, 2004 up 12.6% from $1.03 for 2003. Book value per share has steadily increased in conjunction with the Company’s earning performance. Book value per share for the years 2005, 2004 and 2003 was $15.40, $12.40 and $10.16, respectively. Per share results reflect the issuance of 967,009 and 943,396 shares of new capital stock sold in June 2005 and October 2004, respectively. Management has increased its dividends paid to its shareholders in order to share in the Company’s success. In 2005, total dividends paid to its shareholders equaled $0.21 per share up 5.0% from $0.20 per share paid in 2004. Dividends paid in 2004 were up 25.0% from the $0.16 per share paid in 2003.

The Company’s core earnings defined by the Company as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as security gains, grew to $12.8 million in 2005 compared with the $5.8 and $4.3 million reported at December 31, 2004 and 2003, respectively.

The Company’s record earnings resulted in favorable profitability ratios. ROA equaled 1.46% in 2005 compared with 0.95% in 2004 and 0.91% in 2003. ROE equaled 13.35% in 2005 compared with 13.00% in 2004 and 14.75% in 2003. The Company also exceeded its goal for asset growth during 2005. Total assets at December 31, 2005 reached a new high of $549.5 million, up 46.9% or $175.4 million from $374.1 million at December 31, 2004. Total assets during 2004 grew $55.8 million or 17.5% from $318.3 million at December 31, 2003. Total loans, the Company’s largest and most profitable asset, ended the year at a record $508.9 million, up $193.1 million or 61.2% from December 31, 2004. During 2004, total loans increased $85.7 million or 37.3% from the $230.1 million at December 31, 2003.

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

Net interest income, on a taxable equivalent basis, for 2005 increased 60.8% or $8.2 million to $21.6 million. Net interest income for 2004 of $13.4 million increased 20.6% or $2.3 million over 2003. Increases in net interest income, for both years, were primarily attributable to the strong growth in average interest earning assets as well as a reduction of rates paid on time and savings deposit accounts during the respective time periods.

Average interest earning assets increased $127.8 million in 2005, $50.8 million in 2004 and $38.6 million in 2003. Average loans, a higher interest earning asset, accounted for 94.5% of average interest earning assets in 2005, 95.1% in 2004 and 92.9% in 2003. Due to the low interest rate environment, our strong local economy and the efforts of our experienced loan officers, average loans increased $152.3 million in 2005, $54.2 million in 2004 and $48.7 million in 2003. In an effort to fund the strong loan growth, investment securities, a lower yielding asset, declined. Average investment securities decreased by $3.0 million in 2005, $5.2 million in 2004 and $2.6 million in 2003.

The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. From January 2001 through the end of 2003, the Federal Reserve lowered the federal funds rate 13 times or 550 basis points down to 1.00%. Consequently, during the same time period, the Wall Street Journal Prime Rate, which influences the market price for loans, has decreased from 9.50% to 4.00%. During the second half of 2004, the Federal Reserve started to increase interest rates. From June 2004 through December 31, 2005, the Federal Reserve increased the federal funds rate 13 times or 325 basis points up to 4.25%. Although the Federal Reserve has raised short-term interest rates, the yield on the long end moved very little. The spread between the two-year treasury and the ten-year treasury has decreased from approximately 245 basis points at the beginning of 2004 to being inverted by 2 basis points at the end of 2005, a 247 point decrease. This is the first time since December 2000 that the ten-year treasury yield fell below the two-year treasury yield. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve. Given the prevalent low interest rate environment which has put pressure on maintaining strong margins, the Company’s net interest margin has increased over the past three years, indicating the Company’s ability to manage its interest earning assets.

As of December 31, 2005, the net interest margin of 4.90% represented an increase of 61 basis points over the net interest margin of 4.29% recorded in 2004. The 14.2% increase in 2005’s net interest margin was the result of the strong growth in average loans and the repricing of our variable rate loans as the Wall Street Journal Prime Rate increased with the raising of the federal funds rate. As a result, the yield on our interest earning assets increased 74 basis points to 7.78% for the year ended December 31, 2005. Although the rates paid on short-term borrowings have increased during 2005, the repricing of our deposits have lagged that of the short-term rate increases resulting in only a 28 basis point increase in the average rate paid on interest bearing liabilities during 2005. The 1.2% increase in 2004’s net interest margin was the result of higher priced certificates of deposits repricing at lower rates and the strong growth in average loans. The net interest margin for 2003 increased 8.7% over the 3.9% reported for 2002. Deposit products were repriced throughout the year at the earliest opportunity available. The performance reported herein is reflected in the Company’s earning assets yield of 7.04% in 2004 compared with 7.43% in 2003 and 7.95% in 2002, reflecting the impact of declining interest rates during 2002, 2003 and the first half of 2004. The flattening of the yield curve as well as the increased percentage of lower yielding variable rate loans booked during 2004 and 2003 also contributed to the decline in the yield on the Company’s earning assets. As of December 31, 2005, approximately 48.9% of the loan portfolio consisted of variable rate loans which can be repriced with prime, up from 48.7% as of December 31, 2004. In a rising interest rate environment, 48.9% of the variable loans will reprice, having a positive impact on interest income.

Table 1: Average Balance Sheet and Net-Interest Margin Analysis

	Years Ended December 31,
	2005			2004			2003
(in thousands)	Average Balance(1)	Interest	Average Yield/Rate(2)	Average Balance(1)	Interest	Average Yield/Rate(2)	Average Balance(1)	Interest	Average Yield/Rate(2)
Assets
Interest earning assets:
Loans (3)(4)	$417,106	$33,169	7.95%	$264,815	$20,112	7.59%	$214,731	$17,466	8.13%
Loans held for sale	11,747	599	5.10	33,255	1,296	3.90	29,092	1,087	3.74
Investment securities (3)	6,026	283	4.69	8,995	462	5.14	14,214	809	5.69
Equity securities	4,625	209	4.52	2,256	91	4.04	1,189	52	4.41
Federal funds sold	971	34	3.48	1,753	18	1.03	1,570	15	0.96
Interest bearing deposits in banks	465	16	3.57	2,054	20	0.97	1,540	15	0.97
Statutory trust	54	3	5.96	—	—	—	—	—	—
Other investments	185	29	15.61	209	54	25.84	197	67	33.85

Total interest earning assets	441,179	34,342	7.78	313,337	22,053	7.04	262,533	19,511	7.43

Noninterest earning assets:
Cash and due from banks	6,332			6,324			8,160
Premises and equipment, net	5,664			5,274			5,632
Other assets	6,506			4,811			3,951
Less: allowance for loan losses	(3,848)			(3,079)			(2,306)

Total assets	$455,833			$326,667			$277,970

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$52,555	$668	1.27%	$38,684	$224	0.58%	$30,963	$222	0.72%
Savings deposits	9,072	50	0.55	9,217	52	0.57	7,694	50	0.65
Time deposits	228,316	9,181	4.02	178,286	7,292	4.09	172,865	7,424	4.29
Short-term borrowings	58,107	2,111	3.63	32,295	594	1.84	9,986	130	1.30
Long-term debt	5,374	216	4.02	728	24	3.30	426	10	2.35
Junior subordinated debt securities	5,140	408	7.94	5,551	438	7.89	6,863	543	7.91
Trust preferred capital notes	1,807	108	5.96	—	—	—	—	—	—

Total interest bearing liabilities	360,371	12,742	3.54	264,761	8,624	3.26	228,797	8,379	3.66

Noninterest bearing liabilities:
Demand deposits	40,012			33,840			28,204
Other	5,748			4,205			3,731

Total liabilities	406,131			302,806			260,732

Stockholders’ equity	49,702			23,861			17,238

Total liabilities and stockholders’ equity	$455,833			$326,667			$277,970

Net interest income (taxable equivalent basis)		$21,600			$13,429			$11,132

Net interest margin (5) (taxable equivalent basis)			4.90%			4.29%			4.24%
Average interest spread (6) (taxable equivalent basis)			4.24%			3.78%			3.77%

(1)	Average balances are computed on daily balances and Management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was $16 thousand, $25 thousand and $32 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. The tax equivalent adjustment to investment securities was $38 thousand, $72 thousand and $115 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis. Loans are net of unearned income.
(5)	Net interest margin is net interest income, expressed as a percentage of average earning assets.
(6)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

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

	Year Ended December 31, 2005 compared to Year Ended December 31, 2004			Year Ended December 31, 2004 compared to Year Ended December 31, 2003			Year Ended December 31, 2003 compared to Year Ended December 31, 2002
	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)
(in thousands)	Volume	Rate		Volume	Rate		Volume	Rate
Interest Income:
Loans	$12,069	$988	$13,057	$3,697	$(1,051)	$2,646	$2,217	$(895)	$1,322
Loans held for sale	(1,332)	635	(697)	161	48	209	750	(35)	715
Investment securities	(142)	(37)	(179)	(274)	(73)	(347)	(148)	(62)	(210)
Equity securities	106	12	118	43	(4)	39	3	(2)	1
Federal funds sold	(4)	20	16	2	1	3	(27)	(22)	(49)
Interest bearing deposits in banks	2	(6)	(4)	5	—	5	(71)	(38)	(109)
Statutory trust	3	—	3	—	—	—	—	—	—
Other investments	(6)	(19)	(25)	4	(17)	(13)	(3)	47	44

	10,693	1,596	12,289	3,638	(1,096)	2,542	2,721	(1,007)	1,714

Interest Expense:
Interest bearing demand deposits	102	342	444	9	(7)	2	40	(112)	(72)
Savings deposits	(1)	(1)	(2)	6	(4)	2	18	(35)	(17)
Time deposits	2,010	(121)	1,889	254	(386)	(132)	1,731	(2,352)	(621)
Short-term borrowings	683	834	1,517	392	72	464	79	(9)	70
Long-term debt	186	6	192	9	5	14	(1)	(1)	(2)
Junior subordinated debt securities	(32)	2	(30)	(104)	(1)	(105)	(33)	(4)	(37)
Trust preferred capital notes	108	—	108	—	—	—	—	—	—

	2,948	1,170	4,118	566	(321)	245	1,834	(2,513)	(679)

Increase (decrease) in net interest income	$7,745	$426	$8,171	$3,072	$(775)	$2,297	$887	$1,506	$2,393

Asset Quality Review and Credit Risk Management

In conducting business activities, the Company is exposed to the possibility that borrowers or counterparties may default on their obligations to the Company. Credit risk arises through the extension of loans, leases, certain securities and financial guarantees. To manage this risk, the Company establishes policies and procedures to manage both on and off-balance sheet risk and communicates and monitors the application of these policies and procedures throughout the Company. The Company’s credit risk is centered in its loan portfolio.

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

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through an ongoing credit review process and a monthly review of impaired loans by management and the Board, the Company constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis includes three basic elements; a general allowance, specific allowances for identified problem loans and an unallocated allowance representing estimations done pursuant to either Standard of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Such qualitative factors management considers are the known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, an analysis of the levels and trends of delinquencies, level of concentrations and growth within the portfolio, and the level and trend of interest rates and the condition of the national and local economies. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Management’s evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The following table presents the Company’s loan loss experience for the past five years:

Table 3: Summary of Loan Loss Experience

	Year Ended December 31,
(in thousands)	2005	2004	2003	2002	2001
Allowance at beginning of period	$2,839	$2,503	$2,335	$1,988	$1,920

Provision for loan losses	2,740	1,695	525	419	360
Charge offs:
Construction and development	—	—	—	—	—
Commercial	71	1,224	82	4	7
Commercial mortgage	—	117	—	—	238
Residential mortgage	2	—	247	43	35
Installment loans to individuals	8	26	28	36	13
Other	—	—	13	3	10

Total loans charged off	81	1,367	370	86	303

Recoveries:
Construction and development	—	—	—	—	—
Commercial	—	—	—	—	1
Commercial mortgage	—	—	—	2	—
Residential mortgage	24	—	—	—	1
Installment loans to individuals	1	8	12	2	—
Other	—	—	1	10	9

Total recoveries	25	8	13	14	11

Net charge-offs	56	1,359	357	72	292

Allowance at end of period	$5,523	$2,839	$2,503	$2,335	$1,988

Year end loans *	$508,903	$315,755	$230,050	$196,323	$178,069

Ratio of allowance to year end loans	1.09%	0.90%	1.09%	1.19%	1.12%
Average loans outstanding *	$417,106	$264,815	$214,731	$186,195	$172,516

Ratio of net charge-offs to average loans outstanding	0.01%	0.51%	0.17%	0.04%	0.17%

*	Net of unearned income and loans held for sale.

The Company made provisions for loan losses of $2.7 million in 2005, compared to $1.7 million in 2004 and $524.8 thousand in 2003. Net charge-offs in 2005 were $56.2 thousand compared to $1.4 million for 2004 and $356.8 thousand for 2003. This represents 0.01% of average loans outstanding in 2005, 0.51% in 2004 and 0.17% in 2003. The increase in the provision and the related allowance in 2005 and 2004 was due to the overall growth in total loans of 61.2% and 37.3%, respectively, and the charge-off of $1.2 million for one significant commercial credit in the fourth quarter of 2004. Although the Company experienced an increase in charge-offs in 2004, net charge-offs as a percentage of average loans outstanding remained relatively low, and below the Company’s peer group for the last five years.

The allowance for loan losses at December 31, 2005 was $5.5 million, compared with $2.8 million at December 31, 2004 and $2.5 million at December 31, 2003. This represented 1.09% of year-end loans at December 31, 2005 compared with 0.90% of year-end loans at December 31, 2004 and 1.09% of year-end loans at December 31, 2003. Based on current expectations relative to portfolio characteristics and management’s comprehensive allowance analysis, management considers the level of the allowance to be adequate as of December 31, 2005.

The following table shows the allocation of allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 4: Allocation of Allowance for Loan Losses

	December 31,
(in thousands)	2005	2004	2003	2002	2001
Construction and development	$1,051	$224	$228	$477	$244
Commercial	510	326	207	35	27
Commercial mortgage	2,832	1,659	1,663	1,087	1,245
Residential mortgage	867	379	175	181	211
Installment loans to individuals	124	96	81	52	51
Other	5	6	5	11	13
Unallocated	134	149	144	492	197

Total allowance for loan losses	$5,523	$2,839	$2,503	$2,335	$1,988

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

The following table presents information concerning non-performing assets for the periods indicated.

Table 5: Non-performing Assets

	December 31,
(in thousands)	2005	2004	2003	2002	2001
Non-accrual loans:
Construction and development	$—	$—	$—	$—	$—
Commercial	110	437	2,358	946	1,302
Commercial mortgage	—	—	415	318	—
Residential mortgage	—	1	67	437	—
Installment loans to individuals	10	13	5	10	20
Other	—	—	—	—	—

	120	451	2,845	1,711	1,322
Loans contractually past-due 90 days or more:
Construction and development	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	62
Installment loans to individuals	1	8	—	18	1
Other	61	8	—	—	1

	62	16	—	18	64

Total non-performing loans	182	467	2,845	1,729	1,386

Other real estate owned	—	—	1,095	—	328

Total non-performing assets	$182	$467	$3,940	$1,729	$1,714

Non-accrual loans decreased $331 thousand in 2005 to $119.7 thousand. The $119.7 thousand in nonaccrual loans represents nine (9) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Management is closely monitoring these credits and believes that the allowance for loan losses is adequate to offset any potential loss that may occur.

If non-accrual loans had been performing fully, these loans would have contributed an additional $24.8 thousand to interest income in 2005, $83.8 thousand in 2004, $137.4 thousand in 2003, $116.8 thousand in 2002 and $122.8 thousand in 2001.

There was no other real estate owned as of December 31, 2005 and December 31, 2004, compared to $1.1 million at December 31, 2003. The balance at December 31, 2003 included one commercial property and one residential property. During 2004, both properties were sold and resulted in a net loss of $10.4 thousand.

The Company continues to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets. As a part of this workout process, the Company routinely reevaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each non-performing asset.

USES OF FUNDS

Total average earning assets at December 31, 2005 increased 40.8% from year end 2004 compared with 2004’s increase of 19.4% from year end 2003’s increase of 17.2%. The increase in average earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from $287.1 million in 2003 to $510.8 million in 2005.

Loan Portfolio

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of December 31, 2005, total gross loans, including loans held for sale, grew to a record $510.8 million, a $162.5 million or a 46.6% increase from $348.3 million at year end 2004. This is a continuation of the growth experienced from year end 2003 to year end 2004 of $61.2 million or 21.3% and from year end 2002 to year end 2003 of $62.2 million or 27.7%. The tremendous growth experienced during the past three years was achieved not only by the high loan demand generated by the low interest rate environment and our strong local economy, but also by the efforts of the Company’s officers to develop new loan relationships combined with the support of existing customers. In addition, during the first half of 2005, the Company added four of the leading veteran commercial lending officers to the Company’s professional team. These professionals also contributed to the significant growth in the loan portfolio. During 2005 and 2004, the Company raised $19.34 million and $15.0 million respectively, in additional capital, allowing us to continue our strong growth momentum and allowing us to better serve our customers by increasing our legal lending limit to over $10.7 million as of December 31, 2005.

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

The table below classifies gross loans by major category and percentage distribution of gross loans at December 31 for each of the past five years.

Table 6: Loans By Classification

	December 31
(in thousands)	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction and development	$103,091	20.18%	$20,912	6.59%	$7,759	3.36%	$7,458	3.78%	$5,669	3.18%
Commercial	51,896	10.16	45,422	14.32	45,584	19.74	36,279	18.41	28,435	15.97
Commercial mortgage	257,204	50.35	187,935	59.24	131,744	57.05	108,103	54.86	95,425	53.59
Residential mortgage	86,353	16.91	51,320	16.18	36,269	15.70	33,995	17.25	36,480	20.49
Installment loans to individuals	11,597	2.27	10,575	3.34	8,226	3.56	9,186	4.66	9,889	5.55
Other	659	0.13	1,057	0.33	1,369	0.59	2,033	1.04	2,171	1.22

Total gross loans	510,800	100.00%	317,221	100.00%	230,951	100.00%	197,054	100.00%	178,069	100.00%

Loans held for sale	—		31,107		56,132		27,792		—

Total	$510,800		$348,328		$287,083		$224,846		$178,069

Construction and development loans increased $82.2 million to $103.1 million in 2005 compared to an increase of $13.2 million to $20.9 million in 2004 and a $0.3 million increase to $7.8 million in 2003. The Company makes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Company also makes construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that present other business opportunities for the Company.

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for the Company’s typical construction loan ranges from nine months to 15 months for the construction of an individual residence, and from 15 months to a maximum of three years for larger residential or commercial projects. The Company does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The interest rates on the Company’s construction loans are mostly variable. The Company does not generally finance the construction of commercial real estate projects built on a speculative basis. For residential builder loans, the Company limits the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Company than residential mortgage loans. The Company attempts to minimize such risks by (i) making construction loans in accordance with the Company’s underwriting standards and to established customers in its primary market area and (ii) by monitoring the quality, progress and cost of construction.

Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity or five year rate call) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. Total commercial loans increased 32.5% to $309.1 million in 2005 compared with an increase of 31.6% to $233.4 million in 2004 and an increase of 22.8% to $177.3 million in 2003. Virtually all of the Company’s commercial real estate mortgage and construction loans relate to property in our market of Hampton Roads which includes the cities of Norfolk, Virginia Beach, Chesapeake, Portsmouth and Suffolk. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. The region has experienced strong economic activity during 2003, 2004 and 2005, the local real estate market remains strong, and the Company attempts to mitigate risk through careful underwriting, including primary reliance on the borrower’s financial capacity and the ability to repay without resort to the property, and lends primarily with respect to properties occupied, or managed by the owner.

Residential mortgage loans increased $35.0 million or 68.3% in 2005, compared to an increase of $15.1 million or 41.5% in 2004, and an increase of $2.3 million or 6.7% to $36.3 million in 2003. The Company’s 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan.

Consumer installment loans increased $1.0 million or 9.7% in 2005, representing 2.3% of total gross loans at December 31, 2005. Consumer installment loans represented 3.3% and 3.6% of total gross loans as of December 31, 2004 and 2003, respectively.

As of December 31, 2005, the Company did not have any loans held for sale. Included in total loans as of December 31, 2004 were $31.1 million in loans classified as held for sale. These loans are pre-committed for sale prior to funding and are secured by First Deeds of Trust on residential 1 to 4 family dwellings. As of December 31, 2003, the Company had $56.1 million in loans classified as held for sale.

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

The following table shows the maturity or period of re-pricing of gross loans outstanding as of December 31, 2005. Demand loans, as well as loans having no stated schedule of repayments and no stated maturity are reported as due within one year. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due. Since the majority of the Company’s loan portfolio is short-term, the Company can re-price its portfolio more frequently to minimize long-term interest rate fluctuations and maintain a steady interest margin.

Table 7: Loan Maturities and Re-Pricing Schedule

	December 31, 2005
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Variable Rate:
Construction and development	$89,085	$5,254	$2,125	$96,464
Commercial	22,649	6,030	962	29,641
Commercial mortgage	92,865	84,968	6,247	184,080
Residential mortgage	41,731	13,921	634	56,286
Installment and other loans	3,313	764	—	4,077

Total variable rate	$249,643	$110,937	$9,968	$370,548

Fixed Rate:
Construction and development	$3,169	$755	$2,703	$6,627
Commercial	4,052	9,527	8,676	22,255
Commercial mortgage	313	11,850	60,961	73,124
Residential mortgage	4,121	4,349	21,597	30,067
Installment and other loans	1,006	4,050	3,123	8,179

Total fixed rate	$12,661	$30,531	$97,060	$140,252

Total	$262,304	$141,468	$107,028	$510,800

Investments

The investment portfolio plays a role in the management of interest rate sensitivity of the Company and generates interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The table below presents information pertaining to the composition of the securities portfolio. At year end 2005, 2004 and 2003, investment securities totaled $8.9 million, $6.9 million and $12.4 million, respectively. Investments that were sold, matured or called during 2004 were used to fund the strong loan demand, resulting in a 44.1% decline in the total investment portfolio in 2004.

Table 8: Composition of Investments

	December 31,
(in thousands)	2005	2004	2003
Securities available for sale (1):
U. S. government and agency securities	$5,985	$3,019	$809
Mortgage-backed securities	1,085	1,487	2,182
State and municipal securities	1,324	1,623	4,647
Corporate bonds	—	242	1,624
Preferred stock	—	—	2,332

	8,394	6,371	11,594

Securities held to maturity (2):
Mortgage-backed securities	358	411	583
State and municipal securities	172	163	254

	530	574	837

Total investment securities	$8,924	$6,945	$12,431

(1)	Carried at fair value
(2)	Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

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

Investment securities are purchased with the ability to hold until maturity and with the intent to hold for the foreseeable future. Management re-evaluates asset and liability strategies when economic and financial conditions fluctuate in a magnitude that might adversely impact the Company’s overall interest rate risk, liquidity or capital adequacy positions. Re-assessment may alter management’s intent to hold certain securities for the foreseeable future and result in repositioning a portion of the investment portfolio. Often, security sales are required to implement a change in strategy.

Management views the portfolio as well diversified among several market sectors as summarized below:

Sector	%
Municipals	16.8%
Fixed Agency	67.1%
Floating MBS	9.4%
Floating CMO	4.7%
Fixed MBS	1.3%
Fixed CMO	0.7%

100.0%

The following table presents information on the maturities and weighted average yields of the Company’s investment securities at December 31, 2005. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.

Table 9: Investment Maturities and Yields

	December 31, 2005
	Held to Maturity			Available for Sale
(in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Government and agencies:
Within one year	$—	$—	—	$510	$504	3.24%
After one year to five years	—	—	—	5,499	5,481	4.70%
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	—	—	—	6,009	5,985	4.58%

State and municipals:
Within one year	—	—	—	—	—	—
After one year to five years	172	181	7.86%	487	495	6.63%
After five years through ten years	—	—	—	813	829	6.44%
After ten years	—	—	—	—	—	—

Total	172	181	7.86%	1,300	1,324	6.51%

Mortgage-backed:
Within one year	—	—	—	68	66	5.02%
After one year to five years	358	357	5.04%	979	972	4.53%
After five years through ten years	—	—	—	47	47	3.78%
After ten years	—	—	—	—	—	—

Total	358	357	5.04%	1,094	1,085	4.53%

Total securities	$530	$538	6.05%	$8,403	$8,394	4.87%

As of December 31, 2005, the overall portfolio has a yield of 4.69%, on a fully taxable equivalent basis. The portfolio has a weighted average repricing term of 1.3 years; 85.9% of total holdings are invested in fixed rate securities; and 94.1% of the portfolio is categorized as available for sale (AFS). As of December 31, 2005, the total portfolio currently contained an unrealized loss of $8.4 thousand.

Fixed agency holdings total $6.0 million par value, or 67.1% of the total holdings, and have a taxable equivalent yield to the effective maturity date of 4.58%. Municipal holdings total $1.5 million par value, or 16.8% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.7%. Management believes these issues have excellent credit quality, as most of the portfolio is AA-rated or higher. The average duration date of the fixed agency and municipal portfolios is approximately 1.1 and 2.6 years, respectively.

Management frequently assesses the performance of the investment portfolio to ensure its yield and cash flow performances are consistent with the broad strategic plan of the entire Company. Flexibility is one of the hallmarks of the Company’s ability to meet the banking needs of its customers.

SOURCES OF FUNDS

Deposits

The Company’s predominant source of funds is depository accounts. The Company’s deposit base, which is provided by individuals and businesses located within the communities served, is comprised of demand deposits, savings and money market accounts, and time deposits. The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios.

Total deposits reached a record $383.9 million as of December 31, 2005, an increase of 38.3% or $106.3 million over 2004. This is a continuation of the growth experienced in 2004 of $27.0 million or 10.8% to $277.6 million. Management believes the growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special deposit promotions and product enhancements, as well as the Company’s continued marketing efforts.

Interest rates paid on specific deposit types are set by management and are determined based on (i) the interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability of and cost of alternative sources of funding and (iv) anticipated future economic conditions and interest rates. Customer deposits are attractive sources of liquidity because of their stability, cost and the ability to generate fee income through the cross-sale of other services to the depositors. The Company will continue funding assets with deposit liability accounts and focus upon core deposit growth as its primary source of liquidity and stability.

The breakdown of deposits at December 31 for the three previous years is shown in the following table.

Table 10: Deposits by Classification

	December 31,
	2005		2004		2003
(in thousands)	Balance	%	Balance	%	Balance	%
Noninterest bearing demand deposits	$41,999	10.94	$38,145	13.74	$31,975	12.76
Interest bearing demand deposits	57,129	14.88	39,809	14.34	33,730	13.46
Savings deposits	8,335	2.17	9,585	3.45	7,997	3.19
Time deposits:
Less than $100,000	201,564	52.51	138,983	50.06	129,124	51.51
$100,000 or more	74,863	19.50	51,110	18.41	47,832	19.08

	$383,890	100.00%	$277,632	100.00%	$250,658	100.00%

Table 11: Maturities of Time Deposits $100,000 or More at December 31, 2005

(in thousands)	Amount
3 months or less	$4,457
Over 3 through 12 months	24,624
Over 12 months	45,782

Total	$74,863

Borrowings

The Company’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure.

Purchased liabilities are composed of federal funds purchased, advances from the Federal Home Loan Bank and certificates of deposit of $100.0 thousand and over (large CDs). The strong loan demand experienced over the last several years outpaced the Company’s increase in core deposits, and as a result purchased funds at December 31, 2005 equaled $145.5 million compared to $100.2 million in 2004, and $84.8 million in 2003. See Notes 8 and 9 to Consolidated Financial Statements for additional disclosures related to borrowing arrangements.

Noninterest Income

Total noninterest income increased in 2005 to $3.9 million, an increase of $825.0 thousand or 26.9% from the $3.1 million reported in 2004. Total noninterest income increased $1.4 million or 82.8% in 2004 and $26.6 thousand or 1.6% in 2003. The overall increase in noninterest income is in line with the Company’s objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin. Service charges on deposit accounts, the Company’s primary source of noninterest income, increased 7.8% in 2005, 19.3% in 2004, and 7.1% in 2003. These increases were attributable to the increase in the number of deposit accounts. Additionally, the fee for non-sufficient funds (NSF) checks was increased during 2004, and consistent with the increase in deposit accounts in 2005, 2004 and 2003, the number of NSF checks also increased, leading to higher income from NSF checks, a component of service charges on deposit accounts.

Revenues from Executive Title Center, which commenced operations July 1, 2005, and Commonwealth Financial Advisors, LLC, which commenced operations November 1, 2005, contributed $303.4 thousand and $32.4 thousand, respectively, to noninterest income during 2005. Also, included in other noninterest income are revenues from the mortgage company which was acquired in the third quarter of 2004. These revenues contributed $1.6 million and $776.8 thousand to other noninterest income for the year ended December 31, 2005 and 2004, respectively.

To fund the Company’s record loan demand, and to take advantage of the gains in the investment portfolio given the existing market conditions and the likelihood of interest rates increasing, the Company sold securities from its investment portfolio during 2004. Included in other noninterest income are gains recognized on the sale/call of securities available for sale and gains recognized on the call of securities held to maturity. For the year end 2004, these gains equaled $490.3 thousand and $0.4 thousand, respectively.

Noninterest Expense

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased to $12.6 million in 2005 or 25.2% following increases of 20.3% and 13.7% in 2004 and 2003, respectively. The increase in noninterest expense is in line when compared to the Bank’s overall growth. The ratio of noninterest expense to average total assets was 2.77%, 3.09% and 3.02% for the year ended December 31, 2005, 2004 and 2003, respectively. Cost associated with handling our substantial asset and liability growth resulted in increases to almost every component of noninterest expense.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest revenues along with increasing our margins. The banks efficiency ratio (taxable equivalent basis) has improved to 49.57% for the year ended December 31, 2005, compared to 61.21% in 2004 and 65.51% in 2003.

Salaries and employee benefits, the largest component of noninterest expense, increased by 32.2% in 2005 following an increase of 26.9% in 2004 and 16.4% in 2003. These increases were driven by annual merit increases, the addition of several new positions during 2004 and 2005, including the staff needed for the two new branches added in late 2005, an increase in certain employee benefit costs experienced in 2005 and 2004, the acquisition of the mortgage company in 2004 and the creation of the title company and investment company during 2005. The Company is currently servicing a record number of deposit and loan accounts. To support this growth, along with the legislation and requirements relating to the Sarbanes-Oxley Act, the Bank Secrecy Act, the Patriot Act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act, and others, the Company had to deploy significant resources including additional employees who can devote the time and attention necessary to ensure ongoing compliance with each of these important policies. Salaries and benefit costs associated with the mortgage company were $1.2 million and $586.1 thousand for the year ended December 31, 2005 and 2004, respectively. Salaries and benefit costs associated with the title company and investment company for the year ended December 31, 2005 were $142.4 thousand and $40.6 thousand, respectively. Net occupancy expense increased $134.1 thousand in 2005, $3.9 thousand in 2004 and $142.1 thousand in 2003. The increase can be attributable to the opening of two new branches during 2005, the improvements to several of the branch facilities; the cost of which qualified for capitalization and the occupancy cost associated with the mortgage company, the title company and the investment company. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $602.4 thousand or 20.4% in 2005, compared with $706.1 thousand or 31.4% in 2004, and an increase of $294.3 thousand or 9.5% in 2003. The major part of this increase is the result of the Company’s investment in an extensive multimedia advertising campaign utilizing billboards, radio and newspaper to promote and reinforce its presence throughout southside Hampton Roads during 2005 and 2004. Advertising and marketing expense increased by 67.4% in 2005, following an increase of 165.9% in 2004 and an increase of 29.8% in 2003.

Dividends and Dividend Policy

The Company’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors. The Company’s only source of funds for cash dividends are dividends paid to the Company by the Bank.

In April 1999, the Company’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Shares purchased from the Company with reinvested dividends are issued at a five percent (5%) discount from the market value. The plan also permits optional cash payments up to $20 thousand per quarter for the purchase of additional shares of common stock. These shares are issued at market value, without incurring brokerage commissions.

Based on the Company’s outstanding financial performance for 2005, the company paid a $0.05 cash dividend on February 28, May 31 and August 31, and in the fourth quarter of 2005 increased the dividend 20% to $0.06, which was paid on November 30. The Company paid a $0.05 cash dividend on February 27, May 28, August 31 and November 30 of 2004 for a total of $0.20 paid out in 2004, an increase of 25.0% over 2003. The Company paid a $0.04 cash dividend on February 28, May 31, August 29 and November 30 of 2003, and a $0.035 cash dividend on March 31, June 30, and November 30 of 2002.

Capital Resources and Adequacy

Total stockholders’ equity at December 31, 2005 increased 69.4% to a record $62.7 million compared to $37.0 million at December 31, 2004. During 2004, stockholders’ equity increased 92.7% from the $19.2 million at December 31, 2003. Contributing to the increase in 2005 was $19.34 million in additional capital raised by the Company through a private placement which issued 967,009 shares of newly issued Company common stock at a price of $20.00 per share. Contributing to the increase in 2004 was $15.0 million in additional capital raised by the Company through a private placement which issued 943,396 share of newly issued company common stock at a price of $15.90 per share. Our record earnings of $6.6 million in 2005, $3.1 million in 2004 and $2.5 million in 2003, also contributed to the increases in stockholders’ equity.

The Federal Reserve Board, the Office of the Controller of the Currency and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies. Risk-based capital ratios are another measure of capital adequacy. On June 27, 2005 and October 14, 2004, Commonwealth Bankshares, Inc. generated $19.34 and $15.0 million, respectively, in new regulatory capital through the private placement of its common stock. On July 27, 2001 Commonwealth Bankshares, Inc. generated $6.5 million in new regulatory capital from the initial funding of a trust preferred securities offering. A subsequent funding on August 9, 2001 resulted in $800 thousand of new regulatory capital. Under Federal Reserve Bank rules, the Company and the Bank were considered “well capitalized,” the highest category of capitalization defined by the regulators as of December 31, 2005. The Bank’s risk-adjusted capital ratios at December 31, 2005, were 13.2% for Tier 1 and 14.3% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.

In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Bank’s capital position. Several measures have been or will be employed to maintain the Bank’s capital position, including but not limited to:

•	Continuing its efforts to return all non-performing assets to performing status;

•	Monitoring the Bank’s growth; and

•	Continued utilization of its formal asset/liability policy.

Once again, it should be noted that the Bank’s capital position has always exceeded and continues to exceed the minimum standards established by the regulatory authorities.

Liquidity

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

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest-bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $22.0, $15.3 and $20.2 million as of December 31, 2005, 2004 and 2003, respectively. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $25.0 million, and the ability to borrow from the Federal Reserve System up to $130 thousand and Federal Home Loan Bank up to $117.4 million. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

The Company’s Asset/Liability Management Committee (ALCO) is responsible for formulating liquidity strategies, monitoring performance based on established objectives and approving new liquidity initiatives. ALCO’s overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, taking on manageable interest rate risk and adhering to conservative financial management on a daily basis. These strategies are monitored regularly by ALCO and reviewed periodically with the Board of Directors.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations, contingent obligations and certain other commitments outstanding as of December 31, 2005:

Table 12: Contractual Obligations

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$7,318	$688	$1,510	$1,353	$3,767
Other liabilities on balance sheet under GAAP
Federal Home Loan Bank advances	65,604	65,604	—	—	—
Junior subordinated debt securities	4,925	—	—	—	4,925
Trust preferred capital notes	20,619	—	—	—	20,619
Long-term debt	5,383	32	55	5,052	244
Other commitments
Standby letters of credit	4,804	4,106	659	39	—
Commitments to extend credit	172,469	172,469	—	—	—

Total contractual obligations	$281,122	$242,899	$2,224	$6,444	$29,555

Inflation

The Company carefully reviews Federal Reserve monetary policy in order to ensure an appropriate position between the cost and utilization of funds.

The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of the Company’s assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor the magnitude of the changes is directly related to price level indices. Accordingly, management believes the Company can best counter inflation over the long-term by managing net interest income and controlling net increases in noninterest income and expenses.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate resulting in an impairment of their ability to make payments, the Company’s estimates would be updated and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan losses is contained in Note 1 to Consolidated Financial Statements.

Recent Accounting Pronouncements

In November 2005, FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued. The guidance in FSP 115-1 amends SFAS No. 115 and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 applies to investments in debt and equity securities and cost-method investments. The application guidance within FSP 115-1 includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other-than-temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate that FSP 115-1 will have a material effect on its financial statements.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections- A Replacement of APB Opinion No. 20 and FASB Statement No. 3. The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle, be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that SFAS No. 154 will have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS No. 123(R)”). The new pronouncement replaces the existing requirements under SFAS No. 123 and Accounting Principals Board Opinion No. 25 (“APB Opinion No. 25”). According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, the FASB has determined that SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. However, the Securities and Exchange Commission in release 33-8568 delayed the effective date for applying SFAS No. 123(R) until January 1, 2006. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. The Company expects to adopt the new standard as of its effective date. The final impact to compensation expense will be dependent on the number of equity instruments granted during any year, including their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is exposure to interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. Based on the nature of the Company’s operations, it is not subject to foreign currency exchange or commodity price risk. The Bank’s loan portfolio is concentrated primarily in the South Hampton Roads area, including the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake and is, therefore, subject to risks associated with these local economies. As of December 31, 2005, the Company does not have any hedging transactions in place such as interest rate swaps or caps.

The primary goal of the Company’s asset/liability management strategy is to optimize net interest income while limiting exposure to fluctuations caused by changes in the interest rate environment. The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to match the maturities and re-pricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income.

The Company’s management, guided by the Asset/Liability Committee (ALCO), determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

The Company uses a variety of traditional and on-balance sheet tools to manage its interest rate risk. Gap analysis, which monitors the “gap” between interest-sensitive assets and liabilities, is one such tool. In addition, the Company uses simulation modeling to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable and falling interest rate scenarios, the Company can position itself to take advantage of anticipated interest rate movements, and protect itself from unanticipated interest rate movements, by understanding the dynamic nature of its balance sheet components.

Earnings Simulation Analysis: Management uses simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process. Assumptions used in the model are derived from historical trends, peer analysis and management’s outlook. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios. Many factors affect the timing and magnitude of interest rate changes on financial instruments. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

The following table represents the interest rate sensitivity on net interest income for the Company using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+ 200 basis points	3.98%
+ 100 basis points	2.58%
- 100 basis points	(3.08)%
- 200 basis points	(6.71)%

Market Value Simulation: Market value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Market values are calculated based on the discounted cash flow analysis. The net market value is the market value of all assets minus the market value of all liabilities. The change in net market value over different rate environments is an indication of the longer term interest rate risk in the balance sheet. Similar assumptions are used in the market value simulation as in the earnings simulation.

The following table reflects the change in net market value over different rate environments:

Change in Prime Rate	% Change in Net Market Value
+ 200 basis points	(2.95)%
+ 100 basis points	(0.16)%
- 100 basis points	(1.08)%
- 200 basis points	(0.56)%

Another technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At December 31, 2005, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within a period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $52.3 million, or 9.53% of total assets. Thus, during periods of rising interest rates, this implies that the company’s net interest income would be positively affected because the yield on the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur.

The table below sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December 31, 2005 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Table 13: Interest Rate Sensitivity Analysis

	December 31, 2005
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$52	$519	$7,478	$875	$8,924
Equity securities	—	—	—	5,327	5,327
Loans	233,583	28,722	141,467	107,028	510,800
Interest bearing deposits in banks	541	—	—	—	541
Federal funds sold	1,159	—	—	—	1,159

Total	$235,335	$29,241	$148,945	$113,230	$526,751
Cumulative totals	235,335	264,576	413,521	526,751

Interest Bearing Liabilities:
Deposits:
Demand	$57,129	$—	$—	$—	$57,129
Savings	8,335	—	—	—	8,335
Time deposits, $100,000 and over	4,457	24,624	34,384	11,398	74,863
Other time deposits	12,820	38,887	123,114	26,743	201,564
Short-term borrowing	65,604	—	—	—	65,604
Long-term debt	376	4	5,003	—	5,383
Junior subordinated debt securities	—	—	—	4,925	4,925
Trust preferred capital notes	—	—	—	20,619	20,619

Total	$148,721	$63,515	$162,501	$63,685	$438,422
Cumulative totals	148,721	212,236	374,737	438,422

Interest sensitivity gap	$86,614	$(34,274)	$(13,556)	$49,545	$88,329

Cumulative interest sensitivity gap	$86,614	$52,340	$38,784	$88,329

Cumulative interest sensitivity gap as a percentage of total assets	15.76%	9.53%	7.06%	16.08%

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are included with this Form 10-K as Exhibit 99.1. Refer to the index to the Consolidated Financial Statements for the required information.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiary to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 was not required to be audited at this time, by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Board of Directors

Currently, the Board is comprised of nine members who are divided into three classes. These directors serve for the terms of their respective classes, which expire in 2006, 2007 and 2008. In February 2005, William P. Kellam who served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since its inception in 1971, passed away at the age of 90. Mr. Kellam served as the President of Kellam – Eaton Insurance Agency, Inc., a real estate and insurance firm in Virginia Beach, Virginia, for 30 years prior to his retirement in 1986. The following table sets forth the composition of the Board of Directors.

Class I (Term Expiring in 2007)	Class II (Term Expiring in 2008)	Class III (Term Expiring in 2006)
Morton Goldmeier	Herbert L. Perlin	Edward J. Woodard, Jr., CLBB
William D. Payne, M.D.	Kenneth J. Young	Laurence C. Fentriss
Richard J. Tavss	Thomas W. Moss, Jr.
E. Carlton Bowyer, Ph.D.

The following paragraphs set forth certain information, as of December 31, 2005, for each of the nine directors of Commonwealth Bankshares, Inc.

Class I

(Term Expiring in 2007)

Morton Goldmeier, 82, has served as President of Hampton Roads Management Associates, Inc. since 1990. Mr. Goldmeier has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

William D. Payne, M.D., 70, retired from Drs. Payne, Ives and Holland, Inc. in 2001. Dr. Payne has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

Richard J. Tavss, 66, has served as Senior Counsel of Tavss Fletcher since 1977. Mr. Tavss has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1988.

E. Carlton Bowyer, Ph.D., 72, served as superintendent of the Virginia Beach School System before retiring in 1991. Dr. Bowyer was employed with the Virginia Beach School System for 31 years. Dr. Bowyer served as a Virginia Beach Advisory Board director prior to becoming a director of Commonwealth Bankshares and Bank of the Commonwealth in 2001.

Class II

(Term Expiring in 2008)

Herbert L. Perlin, 65, has served as Senior partner of Perlin Rossen & Associates LLC, a wealth management group located in Virginia Beach, Virginia since 1983. Mr. Perlin has served as a director of Commonwealth Bankshares since 1988 and as a director of Bank of the Commonwealth since 1987.

Kenneth J. Young, 55, has served as President of the Norfolk Tides and Albuquerque Isotopes Baseball Clubs and Ovations Food Services since 1996. Mr. Young has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

Thomas W. Moss, Jr., 77, was elected Treasurer of the City of Norfolk in 2001. Mr. Moss was formerly Attorney, President and sole owner of Thomas W. Moss, Jr. PC and a former speaker of the House of Delegates for the Commonwealth of Virginia. Mr. Moss has served as a director of Commonwealth Bankshares since 1999 and as a director of Bank of the Commonwealth since 1999.

Class III

(Term Expiring in 2006)

Edward J. Woodard, Jr., CLBB, 63, has served as President and Chief Executive Officer of Bank of the Commonwealth since 1973 and as Chairman of the Board since 1988. He has served as Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares since 1988. Mr. Woodard is also President and Director of BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage and Commonwealth Financial Advisors, LLC, President of Boush Bank Building Corporation and a general partner in Boush Bank Building Associates. Mr. Woodard has served as a director of Bank of the Commonwealth since 1973 and as a director of Commonwealth Bankshares since 1988.

Laurence C. Fentriss, 51, is President of Anderson and Strudwick Investment Corporation and formerly co-founder of Baxter, Fentriss and Company, an investment banking firm. Mr. Fentriss has served as a director of Commonwealth Bankshares since 2001 and as a director of Bank of the Commonwealth since 2001.

Executive Officers of Commonwealth Bankshares, Inc. and Bank of the Commonwealth

In addition to Mr. Woodard, the following individuals serve as executive officers of the Company and the Bank.

Cynthia A. Sabol, CPA, 43, assumed the role of Executive Vice President, Chief Financial Officer and Secretary of the Company and Bank in February 2004. Ms. Sabol is also Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc., T/A Executive Title Center, and BOC Insurance of Hampton Roads, Inc. and Director, Vice President and Treasurer of Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage. Prior to joining the Bank, she worked in the banking industry for ten years as a CFO and nine years of prior experience in the certified public accounting industry.

Simon Hounslow, 41, Executive Vice President and Chief Lending Officer has been with the Company since 1989. In December 2004, he was promoted from Senior Vice President to Executive Vice President and Chief Credit Officer. Mr. Hounslow has over 16 years in the banking industry, specializing in commercial, consumer and construction lending.

Stephen G. Fields, 42, joined the Company in December of 2003 as Senior Vice President and Commercial Loan Officer. Mr. Fields is also Director, Vice President and Secretary of Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage. In December 2004, he was promoted to Executive Vice President and Commercial Loan Officer. Mr. Fields has 11 years in the banking industry concentrating in commercial, consumer and construction lending. Mr. Fields also has 6 years working as an examiner with the Federal Reserve Bank of Richmond.

Audit Committee and Audit Committee Financial Expert

The Company’s Board has a separately-designed standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (“Exchange Act”). During 2005, the members of the Audit Committee were Morton Goldmeier, Thomas W. Moss, Jr., E. Carlton Bowyer Ph.D., Herbert L. Perlin and Kenneth J. Young. The Board has determined that Morton Goldmeier, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and greater than 10.0% beneficial owners were complied with in 2005.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, the annual and long term compensation paid or accrued by the Company and its subsidiaries for the Company’s Chief Executive Officer, and executive officers whose combined salary and bonus exceed $100,000 in 2005.

Summary Compensation Table

Name and Principal Position	Annual Compensation			Long Term Compensation	All Other Compensation
	Year	Salary	Bonus	Securities Underlying Options (#)
Edward J. Woodard, Jr., CLBB	2005	$278,300	$150,000	36,000	$59,299	(1)
Chairman of the Board	2004	253,000	70,000	7,500	43,934	(1)
President and Chief Executive Officer	2003	230,000	24,500	4,400	29,207	(1)

Cynthia A. Sabol, CPA (3),	2005	$143,815	$50,000	30,000	$9,622	(2)
Executive Vice President and	2004	101,539	22,000	6,000	—
Chief Financial Officer

Simon Hounslow,	2005	$126,462	$50,000	25,000	$9,068	(2)
Executive Vice President and	2004	96,600	15,000	5,000	6,268	(2)
Chief Lending Officer	2003	91,768	15,000	4,000	5,377	(2)

Stephen G. Fields (4),	2005	$121,538	$35,000	25,000	$8,634	(2)
Executive Vice President and	2004	92,000	10,000	5,000	—
Commercial Loan Officer

(1)	Includes director fees, 401(k) matching contribution, 401(k) profit sharing and deferred compensation.
(2)	Includes 401(k) matching contribution and 401(k) profit sharing.
(3)	Ms. Sabol began employment with the Company in February 2004.
(4)	Mr. Fields began employment with the Company in December 2003.

Option Grants in Last Fiscal Year

The following table sets forth information for the year ended December 31, 2005 regarding grants of stock options to Mr. Woodard, Ms. Sabol, Mr. Hounslow and Mr. Fields.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
Edward J. Woodard, Jr.	30,000	21.31%	$23.00	9/26/15	433,937	1,099,682
	3,000		23.37	9/26/15	44,092	111,737
	3,000		26.25	11/15/15	49,525	125,507
Cynthia A. Sabol	30,000	17.75%	$23.00	9/26/15	433,937	1,099,682
Simon Hounslow	25,000	14.79%	$23.00	9/26/15	361,614	916,402
Stephen G. Fields	25,000	14.79%	$23.00	9/26/15	361,614	916,402

Fiscal Year End Option Values

The table below sets forth information for each officer named in the Summary Compensation Table concerning the value of unexercised stock options as of December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005 (#)		Value of Unexercised In-The-Money Options at December 31, 2005 ($) (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward J. Woodard, Jr.	—	$—	67,417	—	$615,847	$—
Cynthia A. Sabol	—	—	36,000	—	183,780	—
Simon Hounslow	858	17,495	43,680	—	365,195	—
Stephen G. Fields	—	—	30,000	—	153,150	—

(1)	Under Securities and Exchange Commission rules, an option is only considered in-the-money, for purposes of the chart, if the per share exercise price is less than $27.40, the last reported sales price of the Company’s common stock on the NASDAQ National market on December 31, 2005.

Director Compensation

Each director of the Company was paid $1,200 for attendance at each board meeting and $500 for attendance at each meeting of a committee of the board of which he or she was a member. Additionally, each director of the Company was paid a quarterly retainer of $2,000. Effective January 1, 2006, the Board meeting fees increased to $1,400 per meeting and $3,000 for the quarterly retainer. The Company has a Director’s Deferred Compensation Plan which allows directors to defer recognition of income on all or any portion of the directors’ fees they earn. During 2005, a total of $112.2 thousand was deferred by directors under this plan. The terms and conditions of the plan are very similar to the terms and conditions of the Bank’s Supplemental Executive Retirement Plan described under the “Stock Option and Employee Benefit Plans” section of this Form 10-K.

Employment Agreements

Edward J. Woodard, Jr., CLBB, Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares and Bank of the Commonwealth has entered into an employment agreement with Bank of the Commonwealth. The agreement provides for Mr. Woodard’s employment until the earlier of December 31, 2007, his death or his physical or mental disability; provided, however, the employment agreement allows for the termination of employment by either Bank of the Commonwealth or Mr. Woodard in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by Mr. Woodard for “good reason.” Mr. Woodard’s employment agreement will be renewed automatically each year unless either party elects not to renew the agreement.

Under the employment agreement, in the case of a termination by Commonwealth Bankshares or Bank of the Commonwealth prior to a “change of control,” but not “for good cause,” Mr. Woodard will be entitled to receive twelve (12) equal monthly payments, which, in total, equal his annual base salary, plus directors’ fees. In the event of a termination of employment by Mr. Woodard for “good reason,” or by Commonwealth Bankshares or Bank of the Commonwealth subsequent to a “change of control,” but not “for good cause,” Mr. Woodard will be entitled to receive sixty (60) equal monthly payments which, in total, equal the present value of three (3) times his annual compensation at the time of termination minus $1.00.

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

In addition to Mr. Woodard’s employment agreement, the Bank has entered into similar employment agreements with Cynthia A. Sabol dated February 11, 2004, Simon Hounslow dated January 2, 2002, and Stephen G. Fields dated January 1, 2004. The agreements provide for Ms. Sabol’s, Mr. Hounslow’s, and Mr. Fields’ (collectively “the Executives”) employment until the earlier of one year from the agreement date, their death or disability; provided, however, the employment agreements allows for termination of employment by either Bank of the Commonwealth, or the Executives in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by the Executives’ for “Good Reason.” The Executives’ employment agreements will be renewed automatically each year unless either party elects not to renew the agreements.

Under the employment agreements, in the case of a termination by Commonwealth Bankshares or Bank of the Commonwealth prior to a “change of control,” but not “for good cause” Ms. Sabol, Mr. Hounslow, and Mr. Fields will be entitled to receive twelve (12) equal monthly payments, which in total, equal their annual base salary. In the event of a termination of the employment agreement the Executives for “good reason,” by Commonwealth Bankshares or Bank of the Commonwealth subsequent to a “change of control,” but not “for good cause,” Mr. Hounslow and Mr. Fields will be entitled to receive sixty (60) equal monthly payments, which in total, equal the present value of the annual compensation at the time of termination, and Ms. Sabol will be entitled to receive sixty (60) equal monthly payments, which in total, equal the present value of three (3) times the annual compensation at the time of termination.

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

401(k) Profit Sharing Plan. In 1993, Bank of the Commonwealth adopted a 401(k) profit sharing plan qualified under Section 401(k) of the Internal Revenue Code to replace Bank of the Commonwealth’s former profit sharing plan. Employees who have attained the age of 20 years and six months and completed six months of service with Bank of the Commonwealth are eligible to participate in the 401(k) plan. Eligible employees who elect to participate may defer up to the maximum allowable as prescribed by law. The Bank of the Commonwealth may make a matching contribution, the amount of which, if any, will be determined by Bank of the Commonwealth each year. Bank of the Commonwealth contributed a matching contribution of $52.9 thousand and a discretionary profit sharing contribution of $72.1 thousand to the 401(k) plan during 2005.

Non-Employee Director Stock Compensation Plan. On April 25, 1995, Commonwealth Bankshares’ shareholders approved a non-employee director stock compensation plan. This plan provided for the issuance of options to acquire 50,000 shares of Commonwealth Bankshares’ common stock to eligible non-employee directors at prices determined by the average of the five most recent trades of the common stock on the over-the-counter market during the period immediately preceding an option’s grant date or such other value per share as was determined by the employee directors. On April 29, 1997, shareholders approved an amendment to this plan to increase shares available for issuance under this plan to 70,000 shares. This plan expired January 17, 2000. However, the terms of this plan continue to govern unexercised options awarded under the plan that have not expired.

1999 Stock Incentive Plan. On April 27, 1999, Commonwealth Bankshares’ shareholders approved the Commonwealth Bankshares, Inc. 1999 Stock Incentive Plan. This plan provides for the issuance of up to the lesser of (i) fifteen percent (15.0%) of Commonwealth Bankshares’ issued and outstanding common stock less the aggregate number of shares subject to issuance pursuant to options granted, or available for grant, under the 1990 plan and non-employee director plan described above, or (ii) 350,000 shares. Of the aggregate number of shares of Commonwealth Bankshares’ common stock that may be subject to award under this plan, sixty percent (60.0%) are available for issuance to Commonwealth Bankshares’ non-employee directors, and forty percent (40.0%) are available for issuance to Commonwealth Bankshares’ employees. All the employees of Commonwealth Bankshares and Bank of the Commonwealth, and all other members of the board of directors of Commonwealth Bankshares, are eligible to receive awards under this plan. As of December 31, 2005, only a limited number of authorized shares are available for issuance under this plan.

Bank of the Commonwealth Supplemental Executive Retirement Plan. Effective February 1, 2002, Commonwealth Bankshares’ Board of Directors approved an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year. Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicate how the deferred amount is to be invested between a fund that tracks the value of Commonwealth Bankshares’ stock and a simple interest bearing fund. The amount of deferred compensation in an executive’s account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank of the Commonwealth’s general creditors until such time as they are distributed to the executive. Distributions are generally available at retirement age, death, or on account of disability. In addition, an executive who separates from service for a reason other than retirement, death, or disability, is entitled to receive distribution when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions). Distributions may also be made in certain situations following a change in control. Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations. As of December 31, 3005, no money has been funded into this plan.

2005 Stock Incentive Plan. On June 28, 2005, Commonwealth Bankshares’ shareholders approved the Commonwealth Bankshares, Inc. 2005 Stock Incentive Plan. The plan provides for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock-based awards to employees, and directors of the Company and its subsidiaries. The plan makes available up to 460,000 shares for issuance to plan participants. The total number of shares that may be issued in connection with the exercise of incentive stock options, which are eligible for more favorable tax treatment, will be 400,000 shares. The maximum number of shares with respect to which stock options, restricted stock awards, stock appreciation rights or other equity based awards may be granted in any calendar year to an employee is 50,000 shares.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Personnel Committee was an officer or employee of the Company during 2005. During 2005, no executive officer of the Company served as a member of the Compensation Committee of another entity, nor did any executive officer of the Company serve as a director of another entity, one of whose executive officers served on the Company’s Personnel Committee. All four members of the Company’s Personnel Committee have outstanding loans with the Company. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectibility or present other unfavorable features. See Item 13 “Certain Relationships and Related Transactions” below.

Personnel Committee Report on Executive Compensation

The Personnel Committee assist the Board of Directors in administering the policies governing the annual compensation paid to executive officers, including the Chief Executive Officer. The goal of the Committee is to motivate executives to achieve a range of performance consistent with the Company’s strategic and business plans approved by the Board of Directors while insuring that the financial costs of current or proposed compensation and benefit programs are reasonable and consistent with industry standards and shareholders’ interests. The Committee is comprised of four non-employee directors, William D. Payne, M.D., Chairman, E. Carlton Bowyer, Ph.D., Thomas W. Moss, Jr. and Kenneth J. Young, each of who is independent under the NASDAQ listing standards.

The Committee considers the following criteria in recommending to the Board the compensation of the Chief Executive Officer and the other executive officers of the Company:

1.	The overall financial, market and competitive performance of the Company during the fiscal year under consideration;

2.	The level of and/or increases in return on assets and return on equity without encouraging short-term profitability through unreasonable risk-taking or a deterioration of long-term asset quality;

3.	Consideration of individual as well as combined measures of progress of the Company including the quality of the loan and investment portfolio, desirable changes in capital ratios, the overall growth of the Company, the improvement of market share, the improvement in book value per share, the improvement in earnings per share, the level of non-performing loans and real estate owned and other objectives as may be established by the Board of Directors;

4.	The State Corporation Commission and Federal Reserve Banks’ CAMELS ratings; and

5.	The compensation and benefit levels of comparable positions to peer group institutions within the financial services industry operating within Virginia.

The compensation arrangements and recommendations of the Committee include a base salary component and an incentive component made up of cash and stock options in addition to other executive benefits previously described.

Mr. Woodard does not make recommendations or participate in the review of his compensation. With respect to the Company’s other executive officers, the Committee considers salary and incentive recommendations prepared by the Chief Executive Officer to establish compensation. Following extensive review and approval by the Committee, all issues pertaining to executive compensation are submitted to the full Board of Directors for its approval.

William D. Payne, M.D., Chairman

E. Carlton Bowyer, Ph.D.

Thomas W. Moss, Jr.

Kenneth J. Young

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2005, in stock price appreciation and dividends for the Company’s Common Stock, the Standard & Poor’s 500 Stock Index (S & P 500) and the Keefe, Bruyette & Woods 50 Total Return Index (KBW 50). Returns assume an initial investment of $100 at the market close on December 31, 2000 and reinvestment of dividends. The KBW 50 is a published industry index providing a market capitalization weighted measure of the total return of 50 money center and major regional U.S. banking companies. Values as of each year end of the $100 initial investment are shown in the table and graph below.

Index	2000	2001	2002	2003	2004	2005
Commonwealth Bankshares, Inc.	$100	$123	$203	$353	$350	$524
KBW 50	100	96	89	119	131	133
S & P 500	100	88	69	88	98	103

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Management

The following table sets forth for (1) each director-nominee, director, and executive officers of the Company, and (2) all director-nominees, directors, and executive officers of the Company as a group: (i) the number of shares of Company Common Stock beneficially owned on March 1, 2006 and (ii) such person’s or group’s percentage ownership of outstanding shares of Company Common Stock on such date. All of the Company’s directors and executive officers receive mail at the Company’s principal executive office at 403 Boush Street, Norfolk, Virginia 23510.

Name	Number of Shares Beneficially Owned (1) (2)		Percent of Outstanding Shares
Directors:
E. Carlton Bowyer, Ph.D.	14,930	(3)	*
Laurence C. Fentriss	216,608	(4)	5.10%
Morton Goldmeier	131,334	(5)	3.14%
Thomas W. Moss, Jr.	17,709	(6)	*
William D. Payne, M.D.	50,937	(7)	1.22%
Herbert L. Perlin	62,727	(8)	1.50%
Richard J. Tavss	189,654	(9)	4.53%
Edward J. Woodard, Jr., CLBB	103,894	(10)	2.46%
Kenneth J. Young	38,161	(11)	*
Non-Director Executive Officers:
Cynthia A. Sabol	36,005	(12)	*
Simon Hounslow	51,847	(13)	*
Stephen G. Fields	30,034	(14)	*

All Directors and Executive Officers as a group (12 persons)	943,840		20.72%

*	Percentage of ownership is less than 1.0% of the outstanding shares of Common Stock of the Company.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options. The above table includes 78,750 shares which can be acquired through the conversion of convertible preferred securities and 306,601 shares which can be acquired through the exercise of stock options.
(2)	Based on 4,164,380 issued and outstanding shares of common stock as of March 1, 2006.
(3)	Includes (i) 12,000 shares which Dr. Bowyer has the right to acquire through the exercise of stock options, and (ii) 428 shares registered in the name of Dr. Bowyer’s wife, for which Dr. Bowyer disclaims beneficial ownership.

(4)	Includes (i) 12,000 shares which Mr. Fentriss has the right to acquire through the exercise of stock options, and (ii) 75,000 shares which Mr. Fentriss has the right to acquire through the conversion of convertible preferred securities.
(5)	Includes (i) 20,626 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options, and (ii) 14,627 shares owned by Mr. Goldmeier’s wife, for which Mr. Goldmeier disclaims beneficial ownership, and (iii) 2,500 shares which Mr. Goldmeier has the right to acquire through the conversion of convertible preferred securities, and (iv) 1,250 shares which Mr. Goldmeier’s wife has the right to acquire through the conversion of convertible preferred securities.
(6)	Includes (i) 14,000 shares which Mr. Moss has the right to acquire through the exercise of stock options, and (ii) 3,183 shares owned jointly by Mr. Moss and his wife.
(7)	Includes (i) 20,626 shares which Dr. Payne has the right to acquire through the exercise of stock options, (ii) 942 shares registered in the name of Dr. Payne’s wife, for which Dr. Payne disclaims beneficial ownership, and (iii) 10,845 shares held in an IRA FBO William D. Payne.
(8)	Includes (i) 20,626 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 19,762 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, (iii) 2,401 shares owned jointly by Mr. Perlin and his wife, and (iv) 19,500 shares registered as the Perlin Revocable Living Trust.
(9)	Includes (i) 20,626 shares which Mr. Tavss has the right to acquire through the exercise of stock options, (ii) 1,327 shares registered in the name of Richard J. Tavss, custodian for Bobbie J. Tavss, (iii) 685 shares registered in the name of Richard J. Tavss, custodian for Sanders T. Schoolar V, (iv) 610 shares registered in the name of Richard J. Tavss, custodian for Zachary I. Maiden, (v) 606 shares registered in the name of Richard J. Tavss, custodian for Taylor Tavss Scholar, (vi) 127 shares registered in the name of Richard J. Tavss, custodian for Richard T. Maiden, (vii) 127 shares registered in the name of Richard J. Tavss, custodian for Samantha R. Maiden, and (viii) 27,878 shares registered in the name of Fletcher, Maiden & Reed PC 401K Plan FBO Richard J. Tavss.
(10)	Includes (i) 67,417 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 678 shares registered in the name of Edward J. Woodard, Jr., custodian for Troy Brandon Woodard, (iii) 1,610 shares registered in the name of Edward J. Woodard, Jr. and Sharon W. Woodard, custodians of Troy Brandon Woodard, (iv) 2,134 shares held in an IRA for the benefit of Edward J. Woodard, Jr., and (v) 9,345 shares owned jointly by Mr. Woodard and his wife.
(11)	Includes (i) 14,000 shares which Mr. Young has the right to acquire through the exercise of stock options, (ii) 5,250 shares representing the proceeds of a self directed Individual Retirement Account for the benefit of Kenneth J. Young, (iii) 1,011 shares owned jointly with Michael J. Young (son), (iv) 1,011 shares owned jointly with Benjamin C. Young (son), and (v) 1,011 shares owned jointly with Jennifer M. Young (daughter).
(12)	Includes 36,000 shares which Ms. Sabol has the right to acquire through the exercise of stock options.
(13)	Includes (i) 43,680 shares which Mr. Hounslow has the right to acquire through the exercise of stock options, and (ii) 3,859 shares owned jointly by Mr. Hounslow and Theresa A. Hounslow (wife).
(14)	Includes (i) 30,000 shares which Mr. Fields has the right to acquire through the exercise of stock options, and (ii) 12 shares registered in the name of Madison S. Fields (daughter) and (iii) 12 shares registered in the name of Mr. Field’s wife, for which Mr. Fields disclaims beneficial ownership.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of March 1, 2006 by each beneficial owner of more than 5.0% of the Company’s common stock based on currently available Schedules 13D and 13G filed with the Security and Exchange Commission.

Name and Address of Holder	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Laurence C. Fentriss	216,608	5.10%
P.O. Box 1459
Richmond, VA 23218
Bay Pond Partners, L.P.	266,858	6.41%
75 State Street
Boston, MA 02109
Wellington Management Company, LLP	351,165	8.43%
75 State Street
Boston, MA 02109

Item 13. Certain Relationships and Related Transactions

Loans to Officers and Directors

Certain directors and officers of the Company and the Bank, members of their immediate families, and Corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2005, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectability or present other unfavorable features.

As of December 31, 2005, the amount of loans from the Bank to all officers and directors of the Company and the Bank, and entities in which they are associated, was approximately $10.3 million.

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

In 1984, the Bank entered into a lease with Boush Bank Building Associates, a limited partnership (the “Partnership”), to rent the headquarters building (the “Headquarters”) of the Company and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The general partner of the Partnership is Boush Bank Building Company. The limited partners of the Partnership are Mr. Edward J. Woodard, Jr., CLBB, Chairman, President, CEO and director of the Company and the Bank, and the estates of George H. Burton and William P. Kellam, former directors. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of Suntrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank’s return on average assets is less than seven-tenths of one percent. Under this provision the Bank has purchased 54.4% of this property for a total of $999.6 thousand. No purchases have been made after 1988. The terms of the lease are not less favorable than could be obtained from a non-related party.

Additionally, in 1998, the Bank of the Commonwealth entered into a lease with respect to its branch at 1217 Cedar Road, Chesapeake, Virginia with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease. Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares. Richard J. Tavss, also one of the landlords under the lease, is also a member of the board of directors of the Bank of the Commonwealth and Commonwealth Bankshares. Annual lease payments under the lease currently are $115.4 thousand. The board of directors of Commonwealth Bankshares received two independent appraisals with respect to this property prior to entering into this lease. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

The Bank has also from time to time retained the Norfolk, Virginia law firm of Tavss Fletcher, of which Mr. Tavss, a director of the Company and the Bank, is senior counsel, to perform certain legal services for the Company and the Bank. During 2005, the Company engaged Anderson & Strudwick, Inc. as the Company’s placement agent for a $19.34 million private placement of common stock. Mr. Fentriss, a Director of the Company and the Bank, is President of Anderson & Strudwick Investment Corporation, the parent company of Anderson & Strudwick, Inc.

Item 14. Principal Accountant Fees and Services

Audit Fees

During 2005, the aggregate amount of fees billed to the Company by PKF Witt Mares, PLC rendered by it for the audit of the Company’s financial statements and review of financial statements included in the Company’s reports of Form 10-K and 10-Q, and for service normally provided in connection with statutory and regulatory filings was $61,500. In 2004, PKF Witt Mares, PLC billed $62,409 for such services. This category includes fees for services necessary to perform the audit of the company’s financial statements comfort letters and consents in connection with registration statement and other filings with the SEC and assistance with and review of documents filed with the SEC.

Audit-Related Fees

During 2005, PKF Witt Mares, PLC billed $1,500 for consent opinions issued for filings of Forms S-3 and S-8. During 2004, the aggregate amount of fees billed to the Company by PKF Witt Mares, PLC for assurance and related services reasonably related to the performance of the audit services rendered by it was $19,100. These services were the audits of the Company’s information technology systems, trust department and ACH procedures.

Tax Fees

During 2005, the aggregate amount of fees billed to the Company by PKF Witt Mares, PLC for tax advice, compliance and planning services was $5,000. In 2004, PKF Witt Mares, PLC billed $3,500 for such services. These services were the preparation of federal and state income tax returns and advice regarding tax compliance issues.

All Other Fees

There were no other fees billed by PKF Witt Mares, PLC in 2005. During 2004, PKF Witt Mares, PLC billed the company $7,750 for all other fees. These services included assistance with the documentation of internal controls, due diligence on the mortgage company acquisition and other consulting matters.

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

During 2005, the Audit Committee pre-approved 100% of non-audit services provided by PKF Witt Mares, PLC. The Audit Committee has considered the provisions of these non-audit services by PKF Witt Mares, PLC and has determined that the services are compatible with maintaining PKF Witt Mares, PLC’s independence.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) The response to this portion of Item 15 is included in Item 8 above.

(a) (2) The response to this portion of Item 15 is included in Item 8 above.

(a) (3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

3.1	Articles of Incorporation. Filed June 15, 1988, as Exhibit 3.1 to the Registrant’s Form S-4, and incorporated herein by reference.

3.2	Bylaws. Filed June 15, 1988, as Exhibit 3.2 to the Registrant’s Form S-4, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation dated July 28, 1989. Filed March 20,1990, as Exhibit 3.3 to the Registrant’s Form 10-K, and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation dated November, 2000. Filed as Exhibit with the Company’s form 10-KSB, and incorporated herein by reference.

3.5	Amendment to Articles of Incorporation dated September 21, 2005 is attached as part of this 10-K.*

4.1	Certificate of Trust of the Trust, included as Exhibit 4.1 to the Registrant’s Registration Statement on form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.2	Declaration of Trust between the Company and the Trust. Included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.3	Form of Amended and Restated Declaration of Trust of the Trust, included as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.4	Form of Junior Subordinated Indenture between the Company and Wilmington Trust Company, as trustee, included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.5	Form of Convertible Security certificate, included as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.6	Form of Junior Subordinated Debt Securities, included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

4.7	Form of Guarantee Agreement with respect to the Convertible Securities, included as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 333-63314, and incorporated herein by reference.

10.1	Lease. Filed June 15, 1988, as Exhibit 10.1 to the Registrant’s Form S-4, and incorporated herein by reference.

10.5	Bank of the Commonwealth Directors’ Deferred Compensation Plan. Filed February 1, 2002, as Exhibit 4.1 to the Registrant’s Form S-8, and incorporated herein by reference.

10.6	Bank of the Commonwealth Supplemental Executive Retirement Plan. Filed February 1, 2002, as Exhibit 4.2 to the Registrant’s Form S-8, and incorporated herein by reference.

10.7	Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 21, 1989, as Exhibit 10.7 to the Registrant’s Form 10-K, and incorporated herein by reference.

10.8	Employment Agreement with Edward J. Woodard, Jr. Filed March 20, 1990, as Exhibit 10.8 to Registrant’s Form 10-K, and incorporated herein by reference.

10.9	Employment Agreement with John H. Gayle. Filed March 28, 1991, as Exhibit 10.9 to Registrant’s Form 10-K, and incorporated herein by reference.

10.10	Amendment to Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 30,1994, as Exhibit 10.10 to Registrant’s Form 10-K, and incorporated herein by reference.

10.11	Amendment to Employment Agreement with Edward J. Woodard, Jr. Filed March 30, 1994, as Exhibit 10.11 to Registrant’s Form 10-K, and incorporated herein by reference.

10.12	Amendment to Employment Agreement with John H. Gayle. Filed March 30, 1994, as Exhibit 10.12 to Registrant’s Form 10-K, and incorporated herein by reference.

10.13	Non-Employee Director Stock Compensation Plan. Filed March 30, 1996, as Exhibit 10.13 to Registrant’s form 10-K, and incorporated herein by reference.

10.14	Second amendment to deferred supplemental agreement dated December 27, 1978, with Edward J. Woodard, Jr. Filed April 2, 2001 as Exhibit 10.14 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.15	Employment agreement with Simon Hounslow. Filed March 30, 2004 as Exhibit 10.15 to Registrant’s Form 10-KSB, and incorporated herein by reference.

10.16	Employment agreement dated February 11, 2004, with Cynthia A. Sabol. Filed March 30, 2005 as exhibit 10.16 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.17	Employment agreement dated January 1, 2004, with Stephen G. Fields. Filed March 30, 2005 as exhibit 10.17 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.18	Amended Employment Agreement dated May 18, 2004 with Edward J. Woodard, Jr. Filed March 30, 2005 as exhibit 10.18 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.19	Amended Employment Agreement dated May 18, 2004 with Cynthia A. Sabol. Filed March 30, 2005 as exhibit 10.19 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.20	Amended Employment Agreement dated May 18, 2004 with Simon Hounslow. Filed March 30, 2005 as exhibit 10.20 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.21	Amended Employment Agreement dated May 18, 2004 with Stephen G. Fields. Filed March 30, 2005 as exhibit 10.21 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.22	Third Amended and Restated Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. dated July 20, 2004. Filed March 30, 2005 as exhibit 10.22 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.23	Amended and Restated Deferred Supplemental Compensation Agreement with Simon Hounslow dated May 18, 2004. Filed March 30, 2005 as exhibit 10.23 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.24	Deferred Supplemental Compensation Agreement with Cynthia A. Sabol dated May 18, 2004. Filed March 30, 2005 as exhibit 10.24 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.25	Deferred Supplemental Compensation Agreement with Stephen G. Fields dated May 18, 2004. Filed March 30, 2005 as exhibit 10.25 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

21.1	Subsidiaries of Registrant. *

23.1	Consent of PKF Witt Mares, PLC. *

24.1	Power of Attorney, included on the signature page herein.

31.1	Certification of CEO pursuant to Rule 13a-14(a). *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a). *

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

99.1	Consolidated Financial Statements. *

*	Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: March 30, 2006	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman,
President and Chief
Executive Officer
(Principal Executive Officer)

	by:	/s/ Cynthia A. Sabol
Cynthia A. Sabol
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature below constitutes and appoints Edward J. Woodard, Jr., CLBB and Cynthia A. Sabol, and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

by:	/s/ Edward J. Woodard, Jr., CLBB	Date: March 30, 2006
Edward J. Woodard, Jr., CLBB
Chairman, President and
Chief Executive Officer

by:	/s/ E. Carlton Bowyer, Ph.D.	Date: March 30, 2006
E. Carlton Bowyer, Ph.D.
Director

by:	/s/ Laurence C. Fentriss	Date: March 30, 2006
Laurence C. Fentriss
Director

by:	/s/ Morton Goldmeier	Date: March 30, 2006
Morton Goldmeier
Director

by:	/s/ Thomas W. Moss, Jr.	Date: March 30, 2006
Thomas W. Moss, Jr.
Director

by:	/s/ William D. Payne, M.D.	Date: March 30, 2006
William D. Payne, M.D.
Director

by:	/s/ Herbert L. Perlin	Date: March 30, 2006
Herbert L. Perlin
Director

by:	/s/ Richard J. Tavss	Date: March 30, 2006
Richard J. Tavss
Director

by:	/s/ Kenneth J. Young	Date: March 30, 2006
Kenneth J. Young
Director