Form 10-Q
period 2006-03-31
COMMONWEALTH BANKSHARES INC
filed 2006-05-12
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

(757) 446-6900

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.50 Par Value – 4,231,553 shares as of April 28, 2006

Commonwealth Bankshares, Inc.

Page
PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3

March 31, 2006
December 31, 2005

Consolidated Statements of Income	4

Three months ended March 31, 2006
Three months ended March 31, 2005

Consolidated Statements of Comprehensive Income	5

Three months ended March 31, 2006
Three months ended March 31, 2005

Consolidated Statements of Stockholders’ Equity	6

Three months ended March 31, 2006
Year ended December 31, 2005
Year ended December 31, 2004

Consolidated Statements of Cash Flows	7

Three months ended March 31, 2006
Three months ended March 31, 2005

Notes to Consolidated Financial Statements	8 - 11

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 - 18

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4 – CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	20

ITEM 1A – RISK FACTORS	20

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5 – OTHER INFORMATION	20

ITEM 6 – EXHIBITS	20

SIGNATURES	21

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$9,508,584	$11,895,510
Interest bearing deposits in banks	930,333	541,427
Federal funds sold	2,058,970	1,158,874

Total cash and cash equivalents	12,497,887	13,595,811

Investment securities:
Available for sale, at fair market value	8,307,241	8,394,193
Held to maturity, at amortized cost (fair market value was $522,075 and $538,131, respectively)	515,431	529,630

Total investment securities	8,822,672	8,923,823

Equity securities, restricted, at cost	6,003,300	5,327,400

Loans	562,016,464	508,903,377
Allowance for loan losses	(6,152,403)	(5,523,087)

Loans, net	555,864,061	503,380,290

Premises and equipment, net	8,650,242	8,155,332
Deferred tax assets	3,528,371	3,171,586
Accrued interest receivable	3,663,761	3,144,721
Other assets	4,035,177	3,755,375

Total assets	$603,065,471	$549,454,338

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$56,989,971	$41,999,286
Interest-bearing	367,400,632	341,890,635

Total deposits	424,390,603	383,889,921

Short-term borrowings	74,471,000	65,604,000
Long-term debt	5,355,786	5,383,394
Junior subordinated debt securities	4,427,314	4,925,379
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	1,410,576	1,296,920
Other liabilities	6,938,784	5,005,705

Total liabilities	537,613,063	486,724,319
Stockholders’ Equity:
Common stock, par value $2.50, 15,000,000 shares authorized; 4,164,379 and 4,073,547 shares issued and outstanding in 2006 and 2005, respectively	10,410,948	10,183,868
Additional paid-in capital	37,194,238	36,479,909
Retained earnings	17,868,035	16,071,813
Accumulated other comprehensive income (loss)	(20,813)	(5,571)

Total stockholders’ equity	65,452,408	62,730,019

Total liabilities and stockholders’ equity	$603,065,471	$549,454,338

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Interest and dividend income:
Loans, including fees	$11,080,681	$6,505,673
Investment securities:
Taxable	95,704	62,922
Tax exempt	16,911	19,464
Dividend income, equity securities, restricted	83,050	39,490
Other interest income	19,402	6,860

Total interest income	11,295,748	6,634,409

Interest expense:
Deposits	3,232,078	1,944,249
Federal Home Loan Bank	961,722	268,072
Junior subordinated debt securities	90,358	104,375
Trust preferred capital notes	322,945	–
Long-term debt	53,366	53,267

Total interest expense	4,660,469	2,369,963

Net interest income	6,635,279	4,264,446
Provision for loan losses	670,000	330,000

Net interest income after provision for loan losses	5,965,279	3,934,446

Noninterest income:
Service charges on deposit accounts	254,060	240,400
Other service charges and fees	120,989	128,784
Mortgage brokerage income	336,263	338,731
Title insurance income	214,025	—
Investment service income	116,599	—
Other	42,018	38,386

Total noninterest income	1,083,954	746,301

Noninterest expense:
Salaries and employee benefits	2,068,638	1,548,514
Net occupancy expense	396,611	234,994
Furniture and equipment expense	335,971	287,514
Other operating expense	1,141,452	769,053

Total noninterest expense	3,942,672	2,840,075

Income before provision for income taxes and noncontrolling interest	3,106,561	1,840,672
Provision for income taxes	1,055,430	623,433

Income before noncontrolling interest	2,051,131	1,217,239

Noncontrolling interest in subsidiary	(5,396)	—

Net income	$2,045,735	$1,217,239

Basic earnings per share	$0.49	$0.40

Diluted earnings per share	$0.44	$0.35

Dividends paid per share	$0.06	$0.05

Basic weighted average shares outstanding	4,152,466	3,029,818
Diluted weighted average shares outstanding	4,769,070	3,696,600

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Net income	$2,045,735	$1,217,239
Other comprehensive income, net of income tax:
Net change in unrealized loss on securities available for sale	(15,242)	(44,270)

Comprehensive income	$2,030,493	$1,172,969

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2006, and Years Ended December 31, 2005 and 2004

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2004	1,888,271	$4,720,678	$6,547,479	$7,529,445	$392,963	$19,190,565

Comprehensive income:
Net income	—	—	—	3,101,209	—	3,101,209
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(339,745)	(339,745)

Total comprehensive income						2,761,464

Issuance of common stock	153,127	382,818	903,841	—	—	1,286,659
Issuance of common stock through private placement	943,396	2,358,490	11,870,493	—	—	14,228,983
Cash dividends - $0.20 per share	—	—	—	(443,522)	—	(443,522)

Balance, December 31, 2004	2,984,794	7,461,986	19,321,813	10,187,132	53,218	37,024,149

Comprehensive income:
Net income	—	—	—	6,634,308	—	6,634,308
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(58,789)	(58,789)

Total comprehensive income						6,575,519

Issuance of common stock	121,744	304,360	1,049,696	—	—	1,354,056
Issuance of common stock through private placement	967,009	2,417,522	16,108,400	—	—	18,525,922
Cash dividends - $0.21 per share	—	—	—	(749,627)	—	(749,627)

Balance, December 31, 2005	4,073,547	10,183,868	36,479,909	16,071,813	(5,571)	62,730,019

(Unaudited)
Comprehensive income:
Net income	—	—	—	2,045,735	—	2,045,735
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(15,242)	(15,242)

Total comprehensive income						2,030,493

Issuance of common stock	90,832	227,080	714,329	—	—	941,409
Cash dividends - $0.06 per share	—	—	—	(249,513)	—	(249,513)

Balance, March 31, 2006	4,164,379	$10,410,948	$37,194,238	$17,868,035	$(20,813)	$65,452,408

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2006	March 31, 2005
Operating activities:
Net income	$2,045,735	$1,217,239
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	670,000	330,000
Depreciation and amortization	298,452	240,764
Loss on the sale of premises and equipment	245	—
Net amortization of premiums and accretion of discounts on investments securities	(788)	(914)
Deferred tax assets	(348,933)	(73,224)
Net change in:
Loans held for sale	—	5,467,819
Accrued interest receivable	(519,040)	(199,353)
Other assets	(279,802)	(464,046)
Accrued interest payable	113,656	79,701
Other liabilities	2,106,034	942,873

Net cash provided by operating activities	4,085,559	7,540,859

Investing activities:
Purchase of securities available for sale	(9,887)	(9,938)
Purchase of equity securities, restricted	(2,975,400)	(3,139,600)
Net purchase of premises and equipment	(803,357)	(160,631)
Net change in loans	(53,084,975)	(27,462,443)
Proceeds from:
Calls and maturities of securities held to maturity	15,973	10,663
Sales and maturities of securities available for sale	72,759	108,521
Sale of equity securities, restricted	2,299,500	2,765,000
Sale of premises and equipment	9,750	—

Net cash used in investing activities	(54,475,637)	(27,888,428)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	15,865,091	10,018,365
Time deposits	14,498,591	2,152,788
Brokered time deposits	10,137,000	(45,000)
Short-term borrowing	8,867,000	5,843,250
Principal payments on long-term debt	(27,608)	(29,271)
Dividends reinvested and sale of stock	201,593	469,871
Dividends paid	(249,513)	(151,056)

Net cash provided by financing activities	49,292,154	18,258,947

Net decrease in cash and cash equivalents	(1,097,924)	(2,088,622)
Cash and cash equivalents, January 1	13,595,811	8,946,141

Cash and cash equivalents, March 31	$12,497,887	$6,857,519

Supplemental cash flow disclosure:
Interest paid during the period	$4,546,813	$2,290,262

Income taxes paid during the period	$332,557	$175,000

Supplemental noncash disclosure:
Conversion of convertible preferred securities for common stock	$498,065	$15,823

Transfer from loans held for sale to loans	$—	$11,289,500

See accompanying notes to the consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust I (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage and Commonwealth Financial Advisors, LLC, are in accordance with accounting principles generally accepted in the United States of America and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company”. All significant intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46(R) requires that the Company no longer consolidate Commonwealth Bankshares Capital Trust I. The junior subordinated debt of the Trust is reflected as a liability of the Company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note B – Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended
	March 31, 2006	March 31, 2005
Earnings available to common shareholders	$2,045,735	$1,217,239
Weighted average shares outstanding	4,152,466	3,029,818

Basic earnings per common share	$0.49	$0.40

Effect of dilutive securities:
Earnings available to common shareholders	$2,045,735	$1,217,239
Junior subordinated debt securities interest net of tax effect	55,466	65,949

Earnings available to common plus assumed conversions	$2,101,201	$1,283,188

Effect of dilutive securities on EPS:
Weighted average shares outstanding	4,152,466	3,029,818
Effect of stock options	83,271	36,999
Effect of junior subordinated debt securities	533,333	629,783

Diluted average shares outstanding	4,769,070	3,696,600

Diluted earnings per common share	$0.44	$0.35

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2006

Available for sale:
U.S. Government and agency securities	$6,009,458	$—	$(44,971)	$5,964,487
Mortgage-backed securities	1,029,799	3,043	(8,399)	1,024,443
State and municipal securities	1,299,519	18,792	—	1,318,311

	$8,338,776	$21,835	$(53,370)	$8,307,241

Held to maturity:
Mortgage-backed securities	$341,108	$482	$(1,567)	$340,023
State and municipal securities	174,323	7,729	—	182,052

	$515,431	$8,211	$(1,567)	$522,075

December 31, 2005

Available for sale:
U.S. Government and agency securities	$6,009,424	$3,501	$(27,673)	$5,985,252
Mortgage-backed securities	1,093,497	4,219	(12,770)	1,084,946
State and municipal securities	1,299,712	24,283	—	1,323,995

	$8,402,633	$32,003	$(40,443)	$8,394,193

Held to maturity:
Mortgage-backed securities	$357,610	$543	$(1,180)	$356,973
State and municipal securities	172,020	9,138	—	181,158

	$529,630	$9,681	$(1,180)	$538,131

Note D - Loans

Major classifications of loans are summarized as follows:

	March 31, 2006	December 31, 2005
Construction and development	$118,868,830	$103,090,975
Commercial	55,336,660	51,895,643
Commercial mortgage	286,962,423	257,204,304
Residential mortgage	88,658,013	86,353,111
Installment loans to individuals	12,780,944	11,596,862
Other	1,275,115	659,231

Gross loans	563,881,985	510,800,126
Unearned income	(1,865,521)	(1,896,749)
Allowance for loan losses	(6,152,403)	(5,523,087)

Loans, net	$555,864,061	$503,380,290

Non-performing assets are as follows:

	March 31, 2006	December 31, 2005
Non-accrual loans:
Construction and development	$—	$—
Commercial	75,816	109,529
Commercial mortgage	—	—
Residential mortgage	—	—
Installment loans to individuals	41,087	10,158
Other	—	—

	116,903	119,687

Loans contractually past-due 90 days or more:
Construction and development	319,890	—
Commercial	12,711	—
Commercial mortgage	20,032	—
Residential mortgage	—	—
Installment loans to individuals	2,063	1,588
Other	2,135	61,274

	356,831	62,862
Total non-performing loans	$473,734	$182,549
Other real estate owned	$—	$—

Total non-performing assets	$473,734	$182,549

Allowance as a percentage of non-performing assets	1,298.70%	3,025.54%
Non-performing assets as a percentage of total assets	0.08%	0.03%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2006 and 2005 were as follows:

	March 31, 2006	March 31, 2005
Balance at beginning of year	$5,523,087	$2,839,315
Provision charged to operating expense	670,000	330,000
Loans charged-off	(41,084)	(48,446)
Recoveries of loans previously charged-off	400	696

Balance at end of period	$6,152,403	$3,121,565

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	March 31, 2006	December 31, 2005
Land	$345,403	$345,403
Building and improvements	3,029,245	3,029,245
Leasehold improvements	2,714,156	2,552,211
Furniture and equipment	9,129,421	8,779,399
Construction in progress	478,518	210,194

	15,696,743	14,916,452
Less accumulated depreciation	(7,046,501)	(6,761,120)

	$8,650,242	$8,155,332

Note G – Subsequent Events

On April 18, 2006, the Company declared a $0.06 per share cash dividend payable May 31, 2006, to shareholders of record on May 22, 2006.

Subsequent to March 31, 2006 through April 30, 2006, 107,481 shares of the 8.0% cumulative preferred securities were converted to 67,175 shares of the Parent’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates three branches in Norfolk, four branches in Virginia Beach, two branches in Chesapeake, and one branch in Portsmouth. A new private banking center is scheduled to open in May 2006 in the Wainwright Building located at 229 West Bute Street, Norfolk, Virginia. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Virginia Beach, one mortgage branch office in Gloucester, one mortgage branch office in Richmond, Virginia and in May 2006 a mortgage branch office in Kill Devil Hills, North Carolina. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch in Gloucester, Virginia. Commonwealth Financial Advisors currently has three locations, one in Virginia Beach and two in Norfolk, Virginia.

The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Company’s present intention is to continue concentrating its banking activities in its current market, which the Company believes, is an attractive area in which to operate.

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting period and should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 – Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 – Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Stock Compensation Plans

At March 31, 2006, the Company has four stock-based compensation plans, which are more fully described in Item 11 and Note 20 in our Annual Report on Form 10-K for the year ended 2005. Prior to 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation cost was only recognized for the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As such, under APB 25 the Company recognized no compensation expense for stock options since the exercise prices equaled the market value of the underlying common stock on the date of grant. In December 2004, FASB enacted Statement of Financial Accounting Standards 123 – revised 2004 (“SFAS 123R”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and amended FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The modified prospective transition method does not require the restatement of prior periods to reflect the fair value method of expensing stock-based compensation. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during that year, and either vest immediately or over a nominal vesting period. The adoption of SFAS 123R had no impact on the Company’s consolidated statements of income or net income per share.

During 2005, the Company disclosed pro forma compensation expense annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share. No disclosure of pro forma compensation expense was made for the years ended December 31, 2004 and 2003 as the impact to compensation expense would not have been material had it been applied.

Financial Condition

Total assets at March 31, 2006 reached a new high of $603.1 million, up 9.8% or $53.6 million from $549.5 million at December 31, 2005. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $562.0 million, up $53.1 million or 10.4% from December 31, 2005. The low interest rate environment, our strong local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company.

As of March 31, 2006, 81.8% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 62.2% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 2006, 66.6% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the first quarter of 2006 with deposits at March 31, 2006 reaching a record $424.4 million, an increase of $40.5 million from December 31, 2005. Noninterest-bearing demand deposits increased by $15.0 million or 35.7%, and interest bearing deposits increased by $25.5 million or 7.5%. Time deposits, excluding broker certificates of deposit, increased $14.5 million during the first quarter of 2006, with interest-bearing demand and savings accounts increasing $1.2 million and decreasing $295.8 thousand, respectively. To help fund the record increase in the loan portfolio during the first quarter of 2006, the Company added $10.1 million in broker certificates of deposit. The interest rates paid on these deposits are consistent with the market rates offered in our local area. Management believes the growth in deposits is a result of the new branch locations, increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special promotions, product enhancements and offering unsurpassed service. The Company’s deposits are predominantly provided by individuals and businesses located within communities served.

As of March 31, 2006, short term borrowings (advances from FHLB) were $74.5 million, compared to $65.6 million outstanding on December 31, 2005. The increase in short term borrowings was primarily a result of our loan demand continuing to increase at a faster pace than our deposit growth.

Results of Operation

During the first three months of 2006, the Company reached a record $2.0 million in net income, an increase of 68.1% over the $1.2 million reported in the first quarter of 2005. On a per share basis, diluted earnings was 44 cents in the first quarter of 2006, up 9 cents or 25.7% from the 35 cents reported in the first quarter of 2005. First quarter basic earnings per share equaled 49 cents for the three months ended March 31, 2006 compared to 40 cents for same period of 2005.

Profitability as measured by the Company’s return on average assets (ROA) was 1.45% and 1.32% for the three months ended March 31, 2006 and 2005, respectively. ROA was impacted by the record increase in net income of 68.1% which was offset by an increase in average assets of $198.2 million or 53.0% from March 31, 2005 to March 31, 2006. The return on average equity (ROE) was 13.00% and 13.14% for the three months ended March 31, 2006 and 2005, respectively. The increase in ROE is the result of the record increase in net income which was offset by the growth in average equity of $26.2 million or 69.9% from March 31, 2005 to March 31, 2006. The substantial growth in average equity is the result of the $19.34 million in additional capital raised by the Company during the second quarter of 2005 through a private placement of its common stock.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $6.6 million for the quarter ended March 31, 2006, an increase of $2.4 million or 55.6% over the comparable period in 2005.

Total interest income was $11.3 million for the quarter ended March 31, 2006, an increase of $4.7 million or 70.3% over the same period of 2005. Strong loan demand continued into the first quarter of 2006 generating record increases in interest income. Interest income on loans increased $4.6 million or 70.3% to $11.1 million for the three months ended March 31, 2006.

Interest expense of $4.7 million for the quarter ended March 31, 2006 represented a $2.3 million increase from the comparable period in 2005. The increase was primarily attributable to the record increase in the Company’s average interest bearing liabilities, along with the increase in overall rates paid on liabilities as a result of the rising interest rate environment. Average interest bearing liabilities increased $162.5 million or 54.6% from March 31, 2005 to March 31, 2006, while the overall rates paid on these liabilities increased 88 basis points to 4.11%.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) increased from 4.81% during the first three months of 2005 to 4.88% for the same period in 2006. This increase can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the prevailing interest rate environment and changes in volume.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At March 31, 2006, the Company had total allowance for loan losses of $6.2 million or 1.09% of total loans. As a result of the significant growth in the loan portfolio, the Company made provisions for loan losses of $670,000 for the first three months of 2006, compared to $330,000 for the same period of 2005. Loan charge-offs for the three months ended March 31, 2006 totaled $41,084 and recoveries for the same period totaled $400.

Despite the rapid growth in the Company’s loan portfolio, asset quality remains exceptional. During the first quarter of 2006, non-performing assets increased $291.2 thousand to $473.7 thousand as of March 31, 2006. Non-accrual loans at March 31, 2006 consisted of nine loans which totaled $116.9 thousand. The majority of the non-accrual loans are making monthly payments and in most cases are secured with workout arrangements currently in place. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the quarter ended March 31, 2006 equaled $1.1 million, an increase of $337.7 thousand over the $746.3 thousand reported for the three months ended March 31, 2005. Revenues generated from the formation of the investment company (fourth quarter 2005) contributed $116.6 thousand to other income. Also included in noninterest income for the first quarter of 2006 was $214.0 thousand in revenues from the title company which commenced operations in July 2005.

Noninterest expense represents the overhead expenses of the Company. Noninterest expense for the quarter ended March 31, 2006 totaled $3.9 million, an increase of $1.1 million over the $2.8 million recorded during the quarter ended March 31, 2005. Salaries and employee benefits, the largest component of noninterest expense, increased by $520.1 thousand or 33.6% over the $1.5 million reported during the first three months of 2005. This increase was driven by annual merit increases, the addition of several new positions, including the additional staff needed to operate the Bank’s two new branches which were opened in the latter part of 2005, an increase in certain employee benefit costs, the formation of the Title Company and the Investment Company and the expansion of the Mortgage Company. Occupancy expense increased $161.6 thousand for the first quarter of 2006. This increase relates to the addition of the Bank’s new Ocean View and Western Branch Blvd. branch locations which opened in the third quarter of 2005, the addition of two title company locations, one mortgage company location, three financial company locations and the relocation of our data processing center to a larger, state of the art facility. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $372.4 thousand or 48.4% over the comparable period for 2005. The major part of this increase is the result of the Company’s continued investment in an extensive multimedia advertising campaign utilizing billboards, radio and newspaper to promote and reinforce its presence throughout Southside Hampton Roads. For the three months ended March 31, 2006, advertising and marketing expense increased $107.2 thousand or 60.0% over the comparable period for 2005. In addition, due to the strong growth and increase in shareholders’ equity, the bank franchise tax increased $97.2 thousand or 194.6% to $147.2 thousand for the three months ended March 31, 2006.

Capital Resources

Total stockholders’ equity for the Company increased to $65.5 million from $62.7 million or 4.3% from December 31, 2005 to March 31, 2006. Contributing to the increase in total stockholders’ equity was our record earnings of $2.0 million for the first three months of 2006. Stockholders’ equity for March 31, 2006 reflects a $20.8 thousand net unrealized loss on securities available for sale in accordance with FASB 115, as compared to a $5.6 thousand net unrealized loss as of December 31, 2005.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At March 31, 2006 and 2005, the Bank’s risk-adjusted capital ratios were 15.63% and 12.24% for Tier 1 and 16.74% and 13.16% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of March 31, 2006.

In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Bank’s capital position. Several measures have been or will be employed to maintain the Bank’s strong capital position, including but not limited to continuing its efforts to return all non-performing assets to performing status, monitoring the Bank’s growth and continued utilization of its formal asset/liability policy.

Cash Dividend

At the January 17, 2006 meeting, the Board of Directors declared a $0.06 cash dividend per share, totaling $249.5 thousand. The dividend was paid February 28, 2006 on the Company’s common shares for shareholders of record as of February 20, 2006, in compliance with the Company’s dividend payout policy. At the January 18, 2005 meeting, the Board of Directors declared a $0.05 cash dividend per share, totaling $151.1 thousand. The dividend was paid February 28, 2005 on the Company’s common shares for shareholders of record as of February 21, 2005.

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

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At March 31, 2006, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within the same period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $77.0 million, or 12.76% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of interest bearing liabilities. At December 31, 2005, the Company’s one year “positive gap” was approximately $52.3 million, or 9.53% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at March 31, 2006 and December 31, 2005 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	March 31, 2006
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$849	$533	$6,137	$1,304	$8,823
Equity securities	—	—	—	6,003	6,003
Loans	262,704	26,383	166,742	108,053	563,882
Interest bearing deposits	930	—	—	—	930
Federal funds sold	2,059	—	—	—	2,059

Total	$266,542	$26,916	$172,879	$115,360	$581,697
Cumulative totals	266,542	293,458	466,337	581,697

Interest Bearing Liabilities:
Deposits:
Demand	$58,299	$—	$—	$—	$58,299
Savings	8,039	—	—	—	8,039
Time deposits, $100,000 and over	12,546	15,944	47,451	7,002	82,943
Other time deposits	19,280	27,570	146,325	24,945	218,120
Short-term borrowings	74,471	—	—	—	74,471
Long-term debt	350	5	5,001	—	5,356
Junior subordinated debt securities	—	—	—	4,427	4,427
Trust preferred capital notes	—	—	—	20,619	20,619

Total	$172,985	$43,519	$198,777	$56,993	$472,274
Cumulative totals	172,985	216,504	415,281	472,274

Interest sensitivity gap	$93,557	$(16,603)	$(25,898)	$58,367	$109,423
Cumulative interest sensitivity gap	$93,557	$76,954	$51,056	$109,423

Cumulative interest sensitivity gap as a percentage of total assets	15.51%	12.76%	8.47%	18.14%

Interest Rate Sensitivity Analysis

	December 31, 2005
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$52	$519	$7,478	$875	$8,924
Equity securities	—	—	—	5,327	5,327
Loans	233,583	28,722	141,467	107,028	510,800
Interest bearing deposits	541	—	—	—	541
Federal funds sold	1,159	—	—	—	1,159

Total	$235,335	$29,241	$148,945	$113,230	$526,751
Cumulative totals	235,335	264,576	413,521	526,751

Interest Bearing Liabilities:
Deposits:
Demand	$57,129	$—	$—	$—	$57,129
Savings	8,335	—	—	—	8,335
Time deposits, $100,000 and over	4,457	24,624	34,384	11,398	74,863
Other time deposits	12,820	38,887	123,114	26,743	201,564
Short-term borrowings	65,604	—	—	—	65,604
Long-term debt	376	4	5,003	—	5,383
Junior subordinated debt securities	—	—	—	4,925	4,925
Trust preferred capital notes	—	—	—	20,619	20,619

Total	$148,721	$63,515	$162,501	$63,685	$438,422
Cumulative totals	148,721	212,236	374,737	438,422

Interest sensitivity gap	$86,614	$(34,274)	$(13,556)	$49,545	$88,329
Cumulative interest sensitivity gap	$86,614	$52,340	$38,784	$88,329

Cumulative interest sensitivity gap as a percentage of total assets	15.76%	9.53%	7.06%	16.08%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of March 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 was not required to be audited at this time, by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2005.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

As of March 31, 2006, there were no legal proceedings against the Company.

Item 1A. Risk factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered sales of equity securities and use of proceeds

There were no changes in the Company’s securities during the quarter.

Item 3. Defaults upon senior securities

There were no defaults upon senior securities during the quarter.

Item 4. Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders during the quarter.

Item 5. Other information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc. (Registrant)

Date: May 12, 2006	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: May 12, 2006	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President,
& Chief Financial Officer