Form 10-Q
period 2006-06-30
COMMONWEALTH BANKSHARES INC
filed 2006-08-11
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 01-17377

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

Common Stock, $2.273 Par Value – 4,662,820 shares as of July 21, 2006

Commonwealth Bankshares, Inc.

Page
PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
June 30, 2006
December 31, 2005

Consolidated Statements of Income	4
Three months ended June 30, 2006
Three months ended June 30, 2005
Six months ended June 30, 2006
Six months ended June 30, 2005

Consolidated Statements of Comprehensive Income	5
Six months ended June 30, 2006
Six months ended June 30, 2005

Consolidated Statements of Stockholders’ Equity	6
Six months ended June 30, 2006
Year ended December 31, 2005
Year ended December 31, 2004

Consolidated Statements of Cash Flows	7
Six months ended June 30, 2006
Six months ended June 30, 2005

Notes to Consolidated Financial Statements	8 -11

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 -18

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4 – CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	20

ITEM 1A – RISK FACTORS	20

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5 – OTHER INFORMATION	20

ITEM 6 – EXHIBITS	20

SIGNATURES	21

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$9,363,141	$11,895,510
Interest bearing deposits in banks	200,825	541,427
Federal funds sold	5,281,775	1,158,874

Total cash and cash equivalents	14,845,741	13,595,811
Investment securities:
Available for sale, at fair market value	8,047,506	8,394,193
Held to maturity, at amortized cost (fair market value was $514,059 and $538,131, respectively)	510,139	529,630

Total investment securities	8,557,645	8,923,823
Equity securities, restricted, at cost	6,637,850	5,327,400
Loans	612,607,212	508,903,377
Allowance for loan losses	(6,881,821)	(5,523,087)

Loans, net	605,725,391	503,380,290
Premises and equipment, net	9,462,410	8,155,332
Deferred tax assets	4,100,169	3,171,586
Accrued interest receivable	4,283,648	3,144,721
Other assets	4,941,295	3,755,375

Total assets	$658,554,149	$549,454,338

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$41,735,958	$41,999,286
Interest-bearing	433,033,956	341,890,635

Total deposits	474,769,914	383,889,921
Short-term borrowings	76,455,600	65,604,000
Long-term debt	5,354,262	5,383,394
Junior subordinated debt securities	3,872,930	4,925,379
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	1,648,871	1,296,920
Other liabilities	7,457,971	5,005,705

Total liabilities	590,178,548	486,724,319
Stockholders’ Equity:
Common stock, par value $2.273, 16,500,000 shares authorized; 4,662,820 and 4,480,902 shares issued and outstanding in 2006 and 2005, respectively	10,598,590	10,183,868
Additional paid-in capital	37,706,714	36,479,909
Retained earnings	20,128,594	16,071,813
Accumulated other comprehensive income (loss)	(58,297)	(5,571)

Total stockholders’ equity	68,375,601	62,730,019

Total liabilities and stockholders’ equity	$658,554,149	$549,454,338

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest and dividend income:
Loans, including fees	$12,751,472	$7,606,494	$23,832,153	$14,112,167
Investment securities:
Taxable	97,265	61,611	192,969	124,533
Tax exempt	16,731	19,581	33,642	39,045
Dividend income, equity securities, restricted	96,133	49,356	179,183	88,846
Other interest income	29,819	9,542	49,221	16,402

Total interest income	12,991,420	7,746,584	24,287,168	14,380,993

Interest expense:
Deposits	3,961,708	2,245,204	7,193,786	4,189,453
Federal funds purchased	—	3,804	—	3,804
Federal Home Loan Bank	1,072,555	435,594	2,034,277	703,666
Junior subordinated debt securities	75,690	102,238	166,048	206,613
Trust preferred capital notes	333,710	—	656,655	—
Long-term debt	54,149	53,280	107,515	106,547

Total interest expense	5,497,812	2,840,120	10,158,281	5,210,083

Net interest income	7,493,608	4,906,464	14,128,887	9,170,910
Provision for loan losses	750,000	685,000	1,420,000	1,015,000

Net interest income after provision for loan losses	6,743,608	4,221,464	12,708,887	8,155,910

Noninterest income:
Service charges on deposit accounts	294,162	289,582	548,222	529,982
Other service charges and fees	129,614	151,356	250,603	280,140
Mortgage brokerage income	428,006	432,406	764,269	771,137
Title insurance income	262,112	—	476,137	—
Investment service income	117,816	—	234,415	—
Other	35,080	67,294	77,098	105,680

Total noninterest income	1,266,790	940,638	2,350,744	1,686,939

Noninterest expense:
Salaries and employee benefits	2,236,507	1,568,010	4,305,145	3,116,524
Net occupancy expense	389,379	222,794	785,990	457,788
Furniture and equipment expense	337,804	294,705	673,775	582,219
Other operating expense	1,227,225	836,426	2,368,677	1,605,479

Total noninterest expense	4,190,915	2,921,935	8,133,587	5,762,010

Income before provision for income taxes and noncontrolling interest	3,819,483	2,240,167	6,926,044	4,080,839
Provision for income taxes	1,296,553	762,643	2,351,983	1,386,076

Income before noncontrolling interest	2,522,930	1,477,524	4,574,061	2,694,763
Noncontrolling interest in subsidiary	8,392	—	13,788	—

Net income	$2,514,538	$1,477,524	$4,560,273	$2,694,763

Basic earnings per share	$0.54	$0.43	$0.99	$0.80

Diluted earnings per share	$0.49	$0.37	$0.89	$0.69

Dividends paid per share	$0.055	$0.045	$0.109	$0.091

Basic weighted average shares outstanding	4,637,621	3,410,330	4,602,860	3,368,221
Diluted weighted average shares outstanding	5,266,764	4,130,471	5,250,648	4,094,732

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Six months ended
	June 30, 2006	June 30, 2005
Net income	$4,560,273	$2,694,763
Other comprehensive income, net of income tax:
Net change in unrealized loss on securities available for sale	(52,726)	(28,141)

Comprehensive income	$4,507,547	$2,666,622

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2006, and Years Ended December 31, 2005 and 2004

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2004	2,077,098	$4,720,678	$6,547,479	$7,529,445	$392,963	$19,190,565
Comprehensive income:
Net income	—	—	—	3,101,209	—	3,101,209
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(339,745)	(339,745)

Total comprehensive income						2,761,464

Issuance of common stock	168,440	382,818	903,841	—	—	1,286,659
Issuance of common stock through private placement	1,037,735	2,358,490	11,870,493	—	—	14,228,983
Cash dividends - $0.182 per share	—	—	—	(443,522)	—	(443,522)

Balance, December 31, 2004	3,283,273	7,461,986	19,321,813	10,187,132	53,218	37,024,149

Comprehensive income:
Net income	—	—	—	6,634,308	—	6,634,308
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(58,789)	(58,789)

Total comprehensive income						6,575,519

Issuance of common stock	133,919	304,360	1,049,696	—	—	1,354,056
Issuance of common stock through private placement	1,063,710	2,417,522	16,108,400	—	—	18,525,922
Cash dividends - $0.191per share	—	—	—	(749,627)	—	(749,627)

Balance, December 31, 2005	4,480,902	10,183,868	36,479,909	16,071,813	(5,571)	62,730,019

(Unaudited)
Comprehensive income:
Net income	—	—	—	4,560,273	—	4,560,273
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(52,726)	(52,726)

Total comprehensive income						4,507,547

Issuance of common stock	181,918	414,722	1,226,805	—	—	1,641,527
Cash dividends - $0.109 per share	—	—	—	(503,492)	—	(503,492)

Balance, June 30, 2006	4,662,820	$10,598,590	$37,706,714	$20,128,594	$(58,297)	$68,375,601

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2006	June 30, 2005
Operating activities:
Net income	$4,560,273	$2,694,763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,420,000	1,015,000
Depreciation and amortization	599,298	484,630
Loss on the sale of premises and equipment	245	—
Net amortization of premiums and accretion of discounts on investments securities	(2,290)	(1,678)
Deferred tax assets	(901,421)	(499,210)
Net change in:
Loans held for sale	—	(12,186,651)
Accrued interest receivable	(1,138,927)	(597,103)
Other assets	(1,185,920)	(1,270,201)
Accrued interest payable	351,951	158,972
Other liabilities	2,625,221	922,537

Net cash provided by (used in) operating activities	6,328,430	(9,278,941)

Investing activities:
Purchase of securities available for sale	(19,766)	(19,867)
Purchase of equity securities, restricted	(6,655,985)	(7,389,925)
Net purchase of premises and equipment	(1,916,371)	(392,436)
Net change in loans	(103,696,305)	(88,090,474)
Proceeds from:
Calls and maturities of securities held to maturity	23,437	18,797
Sales and maturities of securities available for sale	284,909	1,208,979
Sale of equity securities, restricted	5,345,535	7,147,025
Sale of premises and equipment	9,750	—

Net cash used in investing activities	(106,624,796)	(87,517,901)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	31,563,156	21,151,854
Time deposits	23,160,837	11,431,647
Brokered time deposits	36,156,000	43,364,957
Short-term borrowings	10,851,600	2,917,350
Principal payments on long-term debt	(29,132)	(32,460)
Dividends reinvested and sale of stock	347,327	19,100,170
Dividends paid	(503,492)	(303,753)

Net cash provided by financing activities	101,546,296	97,629,765

Net increase in cash and cash equivalents	1,249,930	832,923
Cash and cash equivalents, January 1	13,595,811	8,946,141

Cash and cash equivalents, June 30	$14,845,741	$9,779,064

Supplemental cash flow disclosure:
Interest paid during the period	$9,806,330	$5,051,111

Income taxes paid during the period	$3,067,877	$1,498,000

Supplemental noncash disclosure:
Conversion of convertible preferred securities for common stock	$1,052,331	$351,650

Transfer from loans held for sale to loans	$—	$11,289,500

See accompanying notes to the consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006

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

On May 16, 2006, the Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 15,000,000 to 16,500,000 shares, to reduce the par value of each share from $2.50 to $2.273 per share, and effect an eleven-for-ten stock split distributed on June 30, 2006 to shareholders of record on June 19, 2006.

All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated for all periods presented to reflect the stock split.

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note B – Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Earnings available to common shareholders	$2,514,538	$1,477,524	$4,560,273	$2,694,763
Weighted average shares outstanding	4,637,621	3,410,330	4,602,860	3,368,221

Basic earnings per common share	$0.54	$0.43	$0.99	$0.80

Effect of dilutive securities:
Earnings available to common shareholders	$2,514,538	$1,477,524	$4,560,273	$2,694,763
Junior subordinated debt securities interest net of tax effect	48,149	64,487	103,615	130,436

Earnings available to common plus assumed conversion	$2,562,687	$2,562,687	$4,663,888	$2,825,199

Effect of dilutive securities on EPS:
Weighted average shares outstanding	4,637,621	3,410,330	4,602,860	3,368,221
Effect of stock options	106,179	39,762	93,147	39,974
Effect of junior subordinated debt securities	522,964	680,379	554,641	686,537

Diluted average shares outstanding	5,266,764	4,130,471	5,250,648	4,094,732

Diluted earnings per common share	$0.49	$0.37	$0.89	$0.69

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2006

Available for sale:
U.S. Government and agency securities	$6,009,520	$—	$(87,841)	$5,921,679
Mortgage-backed securities	952,424	1,579	(12,775)	941,228
State and municipal securities	1,173,891	10,708	—	1,184,599

	$8,135,835	$12,287	$(100,616)	$8,047,506

Held to maturity:
Mortgage-backed securities	$333,483	$427	$(2,520)	$331,390
State and municipal securities	176,656	6,013	—	182,669

	$510,139	$6,440	$(2,520)	$514,059

December 31, 2005

Available for sale:
U.S. Government and agency securities	$6,009,424	$3,501	$(27,673)	$5,985,252
Mortgage-backed securities	1,093,497	4,219	(12,770)	1,084,946
State and municipal securities	1,299,712	24,283	—	1,323,995

	$8,402,633	$32,003	$(40,443)	$8,394,193

Held to maturity:
Mortgage-backed securities	$357,610	$543	$(1,180)	$356,973
State and municipal securities	172,020	9,138	—	181,158

	$529,630	$9,681	$(1,180)	$538,131

Note D - Loans

Major classifications of loans are summarized as follows:

	June 30, 2006	December 31, 2005
Construction and development	$143,824,021	$103,090,975
Commercial	56,511,523	51,895,643
Commercial mortgage	305,287,071	257,204,304
Residential mortgage	94,775,661	86,353,111
Installment loans to individuals	12,871,869	11,596,862
Other	1,287,042	659,231

Gross loans	614,557,187	510,800,126
Unearned income	(1,949,975)	(1,896,749)
Allowance for loan losses	(6,881,821)	(5,523,087)

Loans, net	$605,725,391	$503,380,290

Non-performing assets are as follows:

	June 30, 2006	June 30, 2005
Non-accrual loans:
Construction and development	$—	$—
Commercial	93,462	424,093
Commercial mortgage	—	—
Residential mortgage	—	—
Installment loans to individuals	43,962	17,160
Other	—	—

	137,424	441,253
Loans contractually past-due 90 days or more:
Construction and development	—	—
Commercial	115,757	—
Commercial mortgage	—	—
Residential mortgage	—	—
Installment loans to individuals	862	—
Other	1,597	705

	118,216	705
Total non-performing loans	$255,640	$441,958
Other real estate owned	$—	$—

Total non-performing assets	$255,640	$441,958

Allowance as a percentage of non-performing assets	2692.00%	861.21%
Non-performing assets as a percentage of total assets	0.04%	0.09%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2006 and 2005 were as follows:

	June 30, 2006	June 30, 2005
Balance at beginning of year	$5,523,087	$2,839,315
Provision charged to operating expense	1,420,000	1,015,000
Loans charged-off	(61,791)	(49,006)
Recoveries of loans previously charged-off	525	871

Balance at end of period	$6,881,821	$3,806,180

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	June 30, 2006	December 31, 2005
Land	$345,402	$345,403
Building and improvements	3,040,031	3,029,245
Leasehold improvements	2,759,935	2,552,211
Furniture and equipment	9,278,676	8,779,399
Construction in progress	1,385,713	210,194

	16,809,757	14,916,452
Less accumulated depreciation	(7,347,347)	(6,761,120)

	$9,462,410	$8,155,332

Note G – Subsequent Events

On July 18, 2006, the Company declared a $0.055 per share cash dividend payable August 31, 2006, to shareholders of record on August 21, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, four branches in Virginia Beach, two branches in Chesapeake and one branch in Portsmouth. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Virginia Beach, one mortgage branch office in Gloucester, one mortgage branch office in Richmond, Virginia and a mortgage branch office in Kill Devil Hills, North Carolina. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch in Gloucester, Virginia. Commonwealth Financial Advisors currently has three locations, one in Virginia Beach and two in Norfolk, Virginia.

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

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations.

Stock Compensation Plans

At June 30, 2006, the Company has four stock-based compensation plans, which are more fully described in Item 11 and Note 20 in our Annual Report on Form 10-K for the year ended 2005. Prior to 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation cost was only recognized for the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As such, under APB 25 the Company recognized no compensation expense for stock options since the exercise prices equaled the market value of the underlying common stock on the date of grant. In December 2004, FASB enacted Statement of Financial Accounting Standards 123 – revised 2004 (“SFAS 123R”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and amended FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income.

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

Financial Condition

Total assets at June 30, 2006 reached a new high of $658.6 million, up 19.9% or $109.1 million from $549.5 million at December 31, 2005. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $612.6 million, up $103.7 million or 20.4% from December 31, 2005. The low interest rate environment, our strong local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company.

As of June 30, 2006, 82.3% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 60.4% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 2006, 65.1% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the second quarter of 2006 with deposits at June 30, 2006 reaching a record $474.8 million, an increase of $90.9 million from December 31, 2005. Noninterest-bearing demand deposits decreased by $263.3 thousand or 0.6% and interest-bearing deposits increased by $91.1 million or 26.7%. Time deposits, excluding broker certificates of deposit, increased $23.2 million during the second quarter of 2006, with interest-bearing demand and savings accounts increasing $32.2 million and decreasing $402.9 thousand, respectively. To help fund the record increase in the loan portfolio during the first half of 2006, the Company added $36.2 million in broker certificates of deposit. The interest rates paid on these deposits are consistent with the market rates offered in our local area. Management believes the growth in deposits is a result of the new branch locations, increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special promotions, product enhancements and offering unsurpassed service. The Company’s deposits are predominantly provided by individuals and businesses located within communities served.

As of June 30, 2006, short-term borrowings (advances from FHLB) were $76.5 million, compared to $65.6 million outstanding on December 31, 2005. The increase in short-term borrowings was primarily a result of our loan demand continuing to increase at a faster pace than our deposit growth.

Results of Operation

During the first six months of 2006, the Company reached a record $4.6 million in net income, an increase of 69.2% over the $2.7 million reported in the first six months of 2005. On a per share basis, diluted earnings was 89 cents for the six months ended 2006, up 20 cents or 29.0% from the 69 cents reported in the comparable period in 2005. Net income for the quarter ended June 30, 2006 totaled $2.5 million an increase of 70.2% or $1.0 million over the amount reported in the second quarter of 2005. Diluted earnings per share equaled 49 cents for three months ended June 30, 2006 compared to 37 cents for the same period in 2005.

Profitability as measured by the Company’s return on average assets (ROA) was 1.53% and 1.36% for the six months ended June 30, 2006 and 2005, respectively. ROA was impacted by the record increase in net income of 69.2% which was offset by an increase in average assets of $202.6 million or 50.7% from June 30, 2005 to June 30, 2006. The return on average equity (ROE) was 14.11% and 14.01% for the six months ended June 30, 2006 and 2005, respectively. The increase in ROE is the result of the record increase in net income which was offset by the growth in average equity of $26.4 million or 68.1% from June 30, 2005 to June 30, 2006. The substantial growth in average equity is the result of the $19.34 million in additional capital raised by the Company during the second quarter of 2005 through a private placement of its common stock. For the quarter ended June 30, 2006, ROA 1.60% and ROE was 15.15%.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest- bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was a record $14.1 million for the six months ended June 30, 2006, an increase of $5.0 million or 54.1% over the comparable period in 2005. For the quarter ended June 30, 2006, net interest income was $7.5 million, an increase of $2.6 million or 52.7% over the comparable period in 2005.

Total interest income was $24.3 million for the six months ended June 30, 2006, an increase of $9.9 million or 68.9% over the same period of 2005. For the quarter ended June 30, 2006, total interest income reached a record $13.0 million, an increase of $5.2 million or 67.7% over the second quarter of 2005. Strong loan demand continued into the second quarter of 2006 generating record increases in interest income. Interest income on loans increased $9.7 million or 68.9% to $23.8 million for the six months ended June 30, 2006 and $5.1 million or 67.6% to $12.8 million for the three months ended June 30, 2006, as compared to the same time periods in 2005, respectively.

Interest expense of $10.2 million for the six months ended June 30, 2006 represented a $4.9 million increase from the comparable period in 2005. Interest expense for the second quarter of 2006 was $5.5 million, up $2.7 million from the quarter ended June 30, 2005. The increase was primarily attributable to the record increase in the Company’s average interest bearing liabilities, along with the increase in overall rates paid on liabilities as a result of the rising interest rate environment. Year to date average interest bearing liabilities increased $166.1 million or 52.2% from June 30, 2005 to June 30, 2006, while the overall rates paid on these liabilities increased 93 basis points to 4.23%.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) increased from 4.80% during the first six months of 2005 to 4.91% for the same period in 2006. This increase can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the prevailing interest rate environment and changes in volume.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At June 30, 2006, the Company had total allowance for loan losses of $6.9 million or 1.12% of total loans. As a result of the significant growth in the loan portfolio, the Company made provisions for loan losses of $1,420,000 for the first six months of 2006, compared to $1,015,000 for the same period of 2005. Loan charge-offs for the six months ended June 30, 2006 totaled $61,791 and recoveries for the same period totaled $525.

Despite the rapid growth in the Company’s loan portfolio, asset quality remains exceptional. Non-performing assets were $255.6 thousand or 0.04% of total assets at June 30, 2006, compared to $442.0 thousand or 0.09% of total assets at June 30, 2005. Non-accrual loans at June 30, 2006 consisted of ten loans which totaled $137.4 thousand. The majority of the non-accrual loans are making monthly payments and in most cases are secured with workout arrangements currently in place. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the six months ended June 30, 2006 equaled $2.4 million, an increase of $663.8 thousand over the $1.7 million reported for the six months ended June 30, 2005. For the three months ended June 30, 2006, noninterest income was $1.3 million, up $326.2 thousand or 34.7% over the comparable period in 2005. Revenues generated from the formation of the investment company (fourth quarter 2005) contributed $234.4 and $117.8 thousand to noninterest income for the six months and three months ended June 30, 2006, respectively. Also included in noninterest income for the first six months of 2006 was $476.1 thousand in revenues from the title company which commenced operations in July 2005.

Noninterest expense represents the overhead expenses of the Company. Noninterest expense for the six months ended June 30, 2006 totaled $8.1 million, an increase of $2.4 million over the $5.8 million recorded during the six months ended June 30, 2005. Salaries and employee benefits, the largest component of noninterest expense, increased by $1.2 million or 38.1% over the $3.1 million reported during the first six months of 2005. For the quarter ended June 30, 2006, salaries and employee benefits increased $668.5 thousand to $2.2 million as compared to $1.6 million for the quarter ended June 30, 2005. This increase was driven by annual merit increases, the addition of several new positions, including the additional staff needed to operate the Bank’s two new branches which were opened in the latter part of 2005 and the branch opened in the second quarter of 2006, an increase in certain employee benefit costs, the formation of the Title Company and the Investment Company and the expansion of the Mortgage Company. Occupancy expense increased $328.2 thousand for the six months ended June 30, 2006 as compared to same period in 2005. This increase relates to the addition of the Bank’s new Ocean View and Western Branch Blvd. branch locations which opened in the third quarter of 2005, the addition of the private bank center which opened in the second quarter of 2006, the addition of two title company locations, one mortgage company location, three financial company locations and the relocation of our data processing center to a larger, state of the art facility. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $763.2 thousand to $2.4 million or 47.5% over the comparable period for 2005. The major part of this increase is the result of the Company’s continued investment in an extensive multimedia advertising campaign utilizing billboards, radio and newspaper to promote and reinforce its presence throughout Southside Hampton Roads. For the six months ended June 30, 2006, advertising and marketing expense increased $205.5 thousand or 55.4% over the comparable period for 2005. In addition, due to the strong growth and increase in shareholders’ equity, the bank franchise tax increased $160.0 thousand or 113.3% for the six months ended June 30, 2006.

Capital Resources

Total stockholders’ equity for the Company increased to $68.4 million from $62.7 million or 9% from December 31, 2005 to June 30, 2006. Contributing to the increase in total stockholders’ equity was our record earnings of $4.6 million for the first six months of 2006. Stockholders’ equity for June 30, 2006 reflects a $58.3 thousand net unrealized loss on securities available for sale in accordance with FASB 115, as compared to a $5.6 thousand net unrealized loss as of December 31, 2005.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At June 30, 2006, the Bank’s risk-adjusted capital ratios were 14.77% for Tier 1 and 15.91% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of June 30, 2006.

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

Cash Dividend and Stock Split

In compliance with the Company’s dividend payout policy, on February 28, 2006 the Company paid a cash dividend of 5.45 cents per share, totaling $249.5 thousand. On May 31, 2006 the Company paid a 5.45 cent dividend totaling $254.0 thousand. Total dividends of 10.9 cents per share paid during the first six months of 2006 are up 20% from the 9.1 cents per share paid during the same time period in 2005.

On May 16, 2006, the Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 15,000,000 to 16,500,000 shares, to reduce the par value of each share from $2.50 to $2.273 per share, and effect an eleven-for-ten stock split distributed on June 30, 2006 to shareholders of record on June 19, 2006.

All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated for all periods presented to reflect the stock split.

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

One technique the Company uses in managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At June 30, 2006, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within the same period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $55.9 million, or 8.49% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of interest bearing liabilities. At December 31, 2005, the Company’s one year “positive gap” was approximately $52.3 million, or 9.53% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at June 30, 2006 and December 31, 2005 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	June 30, 2006
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$1,304	$520	$5,447	$1,287	$8,558
Equity securities	—	—	—	6,638	6,638
Loans	295,089	17,990	193,946	107,532	614,557
Interest bearing deposits	201	—	—	—	201
Federal funds sold	5,282	—	—	—	5,282

Total	$301,876	$18,510	$199,393	$115,457	$635,236
Cumulative totals	301,876	320,386	519,779	635,236

Interest Bearing Liabilities:
Deposits:
Demand	$89,358	$—	$—	$—	$89,358
Savings	7,932	—	—	—	7,932
Time deposits, $100,000 and over	8,641	22,572	46,275	10,343	87,831
Other time deposits	16,131	43,015	170,367	18,400	247,913
Short-term borrowings	76,456	—	—	—	76,456
Long-term debt	350	4	5,000	—	5,354
Junior subordinated debt securities	—	—	—	3,873	3,873
Trust preferred capital notes	—	—	—	20,619	20,619

Total	$198,868	$65,591	$221,642	$53,235	$539,336
Cumulative totals	198,868	264,459	486,101	539,336

Interest sensitivity gap	$103,008	$(47,081)	$(22,249)	$62,222	$95,900
Cumulative interest sensitivity gap	$103,008	$55,927	$33,678	$95,900

Cumulative interest sensitivity gap as a percentage of total assets	15.64%	8.49%	5.11%	14.56%	—

Interest Rate Sensitivity Analysis

	December 31, 2005
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$52	$519	$7,478	$875	$8,924
Equity securities	—	—	—	5,327	5,327
Loans	233,583	28,722	141,467	107,028	510,800
Interest bearing deposits	541	—	—	—	541
Federal funds sold	1,159	—	—	—	1,159

Total	$235,335	$29,241	$148,945	$113,230	$526,751
Cumulative totals	235,335	264,576	413,521	526,751

Interest Bearing Liabilities:
Deposits:
Demand	$57,129	$—	$—	$—	$57,129
Savings	8,335	—	—	—	8,335
Time deposits, $100,000 and over	4,457	24,624	34,384	11,398	74,863
Other time deposits	12,820	38,887	123,114	26,743	201,564
Short-term borrowings	65,604	—	—	—	65,604
Long-term debt	376	4	5,003	—	5,383
Junior subordinated debt securities	—	—	—	4,925	4,925
Trust preferred capital notes	—	—	—	20,619	20,619

Total	$148,721	$63,515	$162,501	$63,685	$438,422
Cumulative totals	148,721	212,236	374,737	438,422

Interest sensitivity gap	$86,614	$(34,274)	$(13,556)	$49,545	$88,329
Cumulative interest sensitivity gap	$86,614	$52,340	$38,784	$88,329

Cumulative interest sensitivity gap as a percentage of total assets	15.76%	9.53%	7.06%	16.08%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of June 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 was not required to be audited at that time, by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

As of June 30, 2006, there were no legal proceedings against the Company.

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

Item 4. Submission of matters to a vote of security holders

The Annual Meeting of Stockholders was held on June 27, 2006. Of the 4,231,553 shares entitled to vote at the meeting, 3,175,896 voted. The following matter was voted on at the meeting.

Proposal I:	The Shareholders of the Company elected two members of the Board of Directors for three year terms as Class III directors until the Annual Meeting of Shareholders in 2009. Votes for each nominee were as follows:

	FOR	WITHHELD
Laurence C. Fentriss	3,140,832	35,064
Edward J. Woodard, Jr.	3,140,777	35,119

The following Class I and Class II directors whose terms expire in 2007 and 2008 continued in office: E. Carlton Bowyer, Ph. D., Morton Goldmeier, William D. Payne, M.D., Richard J. Tavss, Herbert L. Perlin, Kenneth J. Young and Thomas W. Moss, Jr.

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

Commonwealth Bankshares, Inc.
(Registrant)

Date: August 11 , 2006	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: August 11, 2006	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President,
& Chief Financial Officer