Form 10-Q
period 2006-09-30
COMMONWEALTH BANKSHARES INC
filed 2006-11-13
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Common Stock, $2.273 Par Value – 4,973,455 shares as of October 23, 2006

Commonwealth Bankshares, Inc.

		Page
PART I - FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS (unaudited)

	Consolidated Balance Sheets	3
	September 30, 2006
	December 31, 2005

	Consolidated Statements of Income	4
	Three months ended September 30, 2006
	Three months ended September 30, 2005
	Nine months ended September 30, 2006
	Nine months ended September 30, 2005

	Consolidated Statements of Comprehensive Income	5
	Nine months ended September 30, 2006
	Nine months ended September 30, 2005

	Consolidated Statements of Stockholders’ Equity	6
	Nine months ended September 30, 2006
	Year ended December 31, 2005
	Year ended December 31, 2004

	Consolidated Statements of Cash Flows	7
	Nine months ended September 30, 2006
	Nine months ended September 30, 2005

	Notes to Consolidated Financial Statements	8 - 11

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 -19

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4 –	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS	21

ITEM 1A –	RISK FACTORS	21

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4 –	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5 –	OTHER INFORMATION	21

ITEM 6 –	EXHIBITS	21

SIGNATURES		22

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$7,598,121	$11,895,510
Interest bearing deposits in banks	1,054,366	541,427
Federal funds sold	2,906,086	1,158,874

Total cash and cash equivalents	11,558,573	13,595,811
Investment securities:
Available for sale, at fair market value	7,539,940	8,394,193
Held to maturity, at amortized cost (fair market value was $492,648 and $538,131, respectively)	487,473	529,630

Total investment securities	8,027,413	8,923,823
Equity securities, restricted, at cost	6,968,150	5,327,400
Loans	644,622,235	508,903,377
Allowance for loan losses	(7,488,696)	(5,523,087)

Loans, net	637,133,539	503,380,290
Premises and equipment, net	10,792,752	8,155,332
Deferred tax assets	4,200,382	3,171,586
Accrued interest receivable	5,017,656	3,144,721
Other assets	4,602,814	3,755,375

Total assets	$688,301,279	$549,454,338

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$51,909,805	$41,999,286
Interest-bearing	443,980,321	341,890,635

Total deposits	495,890,126	383,889,921
Short-term borrowings	81,795,600	65,604,000
Long-term debt	5,348,160	5,383,394
Junior subordinated debt securities	2,288,725	4,925,379
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,074,254	1,296,920
Other liabilities	7,638,007	5,005,705

Total liabilities	615,653,872	486,724,319
Stockholders’ Equity:
Common stock, par value $2.273, 16,500,000 shares authorized; 4,885,955 and 4,480,902 shares issued and outstanding in 2006 and 2005, respectively	11,105,776	10,183,868
Additional paid-in capital	38,920,764	36,479,909
Retained earnings	22,629,903	16,071,813
Accumulated other comprehensive income (loss)	(9,036)	(5,571)

Total stockholders’ equity	72,647,407	62,730,019

Total liabilities and stockholders’ equity	$688,301,279	$549,454,338

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest and dividend income:
Loans, including fees	$13,777,176	$9,305,994	$37,609,329	$23,418,161
Investment securities:
Taxable	94,741	37,571	287,710	162,104
Tax exempt	15,559	16,854	49,201	55,899
Dividend income, equity securities, restricted	106,745	51,321	285,928	140,167
Other interest income	28,819	15,751	78,040	32,153

Total interest income	14,023,040	9,427,491	38,310,208	23,808,484

Interest expense:
Deposits	4,576,015	2,732,460	11,769,801	6,921,913
Federal funds purchased	—	176	—	3,980
Federal Home Loan Bank	1,278,812	516,481	3,313,089	1,220,147
Junior subordinated debt securities	41,017	99,839	207,065	306,452
Trust preferred capital notes	330,122	—	986,777	—
Long-term debt	54,530	54,457	162,045	161,004

Total interest expense	6,280,496	3,403,413	16,438,777	8,613,496

Net interest income	7,742,544	6,024,078	21,871,431	15,194,988

Provision for loan losses	625,000	825,000	2,045,000	1,840,000

Net interest income after provision for loan losses	7,117,544	5,199,078	19,826,431	13,354,988

Noninterest income:
Service charges on deposit accounts	298,932	321,009	847,154	850,991
Other service charges and fees	146,838	143,711	397,441	423,851
Mortgage brokerage income	434,160	403,848	1,198,429	1,174,985
Title insurance income	220,972	156,589	697,109	156,589
Investment service income	280,207	—	514,622	—
Other	43,781	82,921	120,879	188,601

Total noninterest income	1,424,890	1,108,078	3,775,634	2,795,017

Noninterest expense:
Salaries and employee benefits	2,383,349	1,848,947	6,688,494	4,965,471
Net occupancy expense	412,889	257,316	1,198,879	715,104
Furniture and equipment expense	338,024	294,131	1,011,799	876,350
Other operating expense	1,190,276	922,820	3,558,953	2,528,299

Total noninterest expense	4,324,538	3,323,214	12,458,125	9,085,224

Income before provision for income taxes and noncontrolling interest	4,217,896	2,983,942	11,143,940	7,064,781
Provision for income taxes	1,447,257	1,014,389	3,799,240	2,400,465

Income before noncontrolling interest	2,770,639	1,969,553	7,344,700	4,664,316
Noncontrolling interest in subsidiary	6,061	—	19,849	—

Net income	$2,764,578	$1,969,553	$7,324,851	$4,664,316

Basic earnings per share	$0.58	$0.44	$1.57	$1.25

Diluted earnings per share	$0.53	$0.39	$1.42	$1.09

Dividends paid per share	$0.055	$0.045	$0.164	$0.136

Basic weighted average shares outstanding	4,780,902	4,452,770	4,662,859	3,733,710
Diluted weighted average shares outstanding	5,274,858	5,163,367	5,257,385	4,441,467

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Nine months ended
	September 30, 2006	September 30, 2005
Net income	$7,324,851	$4,664,316
Other comprehensive income, net of income tax:
Net change in unrealized loss on securities available for sale	(3,465)	(40,068)

Comprehensive income	$7,321,386	$4,624,248

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2006, and Years Ended December 31, 2005 and 2004

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2004	2,077,098	$4,720,678	$6,547,479	$7,529,445	$392,963	$19,190,565

Comprehensive income:
Net income	—	—	—	3,101,209	—	3,101,209
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(339,745)	(339,745)

Total comprehensive income						2,761,464

Issuance of common stock	168,440	382,818	903,841	—	—	1,286,659
Issuance of common stock through private placement	1,037,735	2,358,490	11,870,493	—	—	14,228,983

Cash dividends - $0.182 per share	—	—	—	(443,522)	—	(443,522)

Balance, December 31, 2004	3,283,273	7,461,986	19,321,813	10,187,132	53,218	37,024,149

Comprehensive income:
Net income	—	—	—	6,634,308	—	6,634,308
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(58,789)	(58,789)

Total comprehensive income						6,575,519

Issuance of common stock	133,919	304,360	1,049,696	—	—	1,354,056
Issuance of common stock through private placement	1,063,710	2,417,522	16,108,400	—	—	18,525,922
Cash dividends - $0.191per share	—	—	—	(749,627)	—	(749,627)

Balance, December 31, 2005	4,480,902	10,183,868	36,479,909	16,071,813	(5,571)	62,730,019

(Unaudited)
Comprehensive income:
Net income	—	—	—	7,324,851	—	7,324,851
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(3,465)	(3,465)

Total comprehensive income	—	—	—	—	—	7,321,386

Issuance of common stock	405,053	921,908	2,440,855	—	—	3,362,763
Cash dividends - $0.164 per share	—	—	—	(766,761)	—	(766,761)

Balance, September 30, 2006	4,885,955	$11,105,776	$38,920,764	$22,629,903	$(9,036)	$72,647,407

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2006	September 30, 2005
Operating activities:
Net income	$7,324,851	$4,664,316
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,045,000	1,840,000
Depreciation and amortization	902,436	727,017
(Gain) Loss on the sale of premises and equipment	2,326	(458)
Gain on sale of securities available for sale	(2,013)	—
Net amortization of premiums and accretion of discounts on investments securities	(3,674)	(3,265)
Deferred tax assets	(1,027,011)	(1,001,960)
Net change in:
Loans held for sale	—	16,101,943
Accrued interest receivable	(1,872,935)	(897,731)
Other assets	(847,439)	(1,171,318)
Accrued interest payable	777,334	227,790
Other liabilities	2,805,257	2,109,690

Net cash provided by operating activities	10,104,132	22,596,024

Investing activities:
Purchase of securities available for sale	(29,643)	(39,753)
Purchase of equity securities, restricted	(10,131,285)	(14,954,325)
Net purchase of premises and equipment	(3,560,558)	(1,560,733)
Net change in loans	(135,729,453)	(148,992,486)
Cash paid for improvement of other real estate owned	—	(57)
Proceeds from:
Calls and maturities of securities held to maturity	48,263	35,618
Sales and maturities of securities available for sale	878,227	1,833,164
Sale of equity securities, restricted	8,490,535	13,016,125
Sale of premises and equipment	9,750	2,300

Net cash used in investing activities	(140,024,164)	(150,660,147)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	34,156,281	16,207,912
Time deposits	26,742,743	19,839,577
Brokered time deposits	51,101,181	43,303,000
Short-term borrowings	16,191,600	28,138,850
Principal payments on long-term debt	(26,608)	(35,681)
Dividends reinvested and sale of stock	484,358	19,221,000
Dividends paid	(766,761)	(506,063)

Net cash provided by financing activities	127,882,794	126,168,595

Net decrease in cash and cash equivalents	(2,037,238)	(1,895,528)
Cash and cash equivalents, January 1	13,595,811	8,946,141

Cash and cash equivalents, September 30	$11,558,573	$7,050,613

Supplemental cash flow disclosure:
Interest paid during the period	$15,661,443	$8,385,706

Income taxes paid during the period	$4,827,877	$2,798,000

Supplemental noncash disclosure:
Conversion of convertible preferred securities for common stock	$2,634,843	$469,989

Transfer from loans held for sale to loans	$—	$11,289,500

Transfer between loans and other real estate owned	$—	$157,765

See accompanying notes to the consolidated financial statement (unaudited).

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

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

Note B – Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Earnings available to common shareholders	$2,764,578	$1,969,553	$7,324,851	$4,664,316
Weighted average shares outstanding	4,780,902	4,452,770	4,662,859	3,733,710

Basic earnings per common share	$0.58	$0.44	$1.57	$1.25

Effect of dilutive securities:
Earnings available to common shareholders	$2,764,578	$1,969,553	$7,324,851	$4,664,316
Junior subordinated debt securities interest net of tax effect	27,237	62,925	130,851	193,361

Earnings available to common plus assumed conversion	$2,791,815	$2,032,478	$7,455,702	$4,857,677

Effect of dilutive securities on EPS:
Weighted average shares outstanding	4,780,902	4,452,770	4,662,859	3,733,710
Effect of stock options	108,129	49,803	96,775	29,895
Effect of junior subordinated debt securities	385,827	660,794	497,751	677,862

Diluted average shares outstanding	5,274,858	5,163,367	5,257,385	4,441,467

Diluted earnings per common share	$0.53	$0.39	$1.42	$1.09

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2006

Available for sale:
U.S. Government and agency securities	$5,509,534	$—	$(21,306)	$5,488,228
Mortgage-backed securities	870,344	2,154	(7,483)	865,015
State and municipal securities	1,173,753	12,944	—	1,186,697

	$7,553,631	$15,098	$(28,789)	$7,539,940

Held to maturity:
Mortgage-backed securities	$308,452	$382	$(1,221)	$307,613
State and municipal securities	179,021	6,014	—	185,035

	$487,473	$6,396	$(1,221)	$492,648

December 31, 2005

Available for sale:
U.S. Government and agency securities	$6,009,424	$3,501	$(27,673)	$5,985,252
Mortgage-backed securities	1,093,497	4,219	(12,770)	1,084,946
State and municipal securities	1,299,712	24,283	—	1,323,995

	$8,402,633	$32,003	$(40,443)	$8,394,193

Held to maturity:
Mortgage-backed securities	$357,610	$543	$(1,180)	$356,973
State and municipal securities	172,020	9,138	—	181,158

	$529,630	$9,681	$(1,180)	$538,131

Note D – Loans

Major classifications of loans are summarized as follows:

	September 30, 2006	December 31, 2005
Construction and development	$165,207,387	$103,090,975
Commercial	56,754,498	51,895,643
Commercial mortgage	310,689,069	257,204,304
Residential mortgage	99,046,573	86,353,111
Installment loans to individuals	13,459,565	11,596,862
Other	1,330,745	659,231

Gross loans	646,487,837	510,800,126
Unearned income	(1,865,602)	(1,896,749)
Allowance for loan losses	(7,488,696)	(5,523,087)

Loans, net	$637,133,539	$503,380,290

Non-performing assets are as follows:

	September 30, 2006	December 31, 2005
Non-accrual loans:
Construction and development	$—	$—
Commercial	286,230	109,529
Commercial mortgage	—	—
Residential mortgage	—	—
Installment loans to individuals	37,770	10,158
Other	—	—

	324,000	119,687

Loans contractually past-due 90 days or more:
Construction and development	—	—
Commercial	—	—
Commercial mortgage	3,260,210	—
Residential mortgage	344,973	—
Installment loans to individuals	—	1,588
Other	14,987	61,274

	3,620,170	62,862
Total non-performing loans	$3,944,170	$182,549
Other real estate owned	$—	$—

Total non-performing assets	$3,944,170	$182,549

Allowance as a percentage of non-performing assets	189.87%	3025.54%
Non-performing assets as a percentage of total assets	0.57%	0.03%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 were as follows:

	September 30, 2006	September 30, 2005
Balance at beginning of year	$5,523,087	$2,839,315
Provision charged to operating expense	2,045,000	1,840,000
Loans charged-off	(80,041)	(55,500)
Recoveries of loans previously charged-off	650	24,365

Balance at end of period	$7,488,696	$4,648,180

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	September 30, 2006	December 31, 2005
Land	$345,403	$345,403
Building and improvements	3,040,031	3,029,245
Leasehold improvements	2,770,370	2,552,211
Furniture and equipment	9,316,565	8,779,399
Construction in progress	2,949,476	210,194

	18,421,845	14,916,452
Less accumulated depreciation	(7,629,093)	(6,761,120)

	$10,792,752	$8,155,332

Note G – Subsequent Events

On October 17, 2006, the Company declared a $0.055 per share cash dividend payable November 30, 2006, to shareholders of record on October 23, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, four branches in Virginia Beach, two branches in Chesapeake and one branch in Portsmouth. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Virginia Beach, one mortgage branch office in Gloucester, Virginia, one mortgage branch office in Richmond, Virginia and a mortgage branch office in Kill Devil Hills, North Carolina. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch in Gloucester, Virginia. Commonwealth Financial Advisors currently has three locations, one in Virginia Beach and two in Norfolk, Virginia.

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

New Accounting Pronouncement

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on our results from operations or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company has determined that this interpretation will have no impact on our financial position.

In September 2006, the FASB issued SFAS No. 157 - Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations.

Stock Compensation Plans

At September 30, 2006, the Company has four stock-based compensation plans, which are more fully described in Item 11 and Note 20 in our Annual Report on Form 10-K for the year ended 2005. Prior to 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation cost was only recognized for the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As such, under APB 25 the Company recognized no compensation expense for stock options since the exercise prices equaled the market value of the underlying common stock on the date of grant. In December 2004, FASB enacted Statement of Financial Accounting Standards 123 – revised 2004 (“SFAS 123R”), Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and amended FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of income.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The modified prospective transition method does not require the restatement of prior periods to reflect the fair value method of expensing stock-based compensation. Substantially all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during that year, and either vest immediately or over a nominal vesting period. The adoption of SFAS 123R had no impact on the Company’s consolidated statements of income or net income per share.

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

Financial Condition

Total assets at September 30, 2006 reached a new high of $688.3 million, up 25.3% or $138.8 million from $549.5 million at December 31, 2005. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $644.6 million, up $135.7 million or 26.7% from December 31, 2005. The low interest rate environment, our strong local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company.

As of September 30, 2006, 82.4% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 58.3% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 2006, 63.4% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the third quarter of 2006 with deposits at September 30, 2006 reaching a record $495.9 million, an increase of $112.0 million from December 31, 2005. Noninterest-bearing demand deposits increased by $9.9 million or 23.6% and interest-bearing deposits increased by $102.1 million or 29.9%. Time deposits, excluding broker certificates of deposit, increased $26.7 million during the first nine months of 2006, with interest-bearing demand and savings accounts increasing $25.4 million and decreasing $1.1 million, respectively. To help fund the record increase in the loan portfolio during the first nine months of 2006, the Company added $51.1 million in broker certificates of deposit. The interest rates paid on these deposits are consistent with the market rates offered in our local area. Management believes the growth in deposits is a result of the new branch locations, increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special promotions, product enhancements and offering unsurpassed service. The Company’s deposits are predominantly provided by individuals and businesses located within communities served.

As of September 30, 2006, short-term borrowings (advances from FHLB) were $81.8 million, compared to $65.6 million outstanding on December 31, 2005. The increase in short-term borrowings was primarily a result of our loan demand continuing to increase at a faster pace than our deposit growth.

Results of Operation

During the first nine months of 2006, the Company reached a record $7.3 million in net income, an increase of 57.0% over the $4.7 million reported in the first nine months of 2005. On a per share basis, diluted earnings was $1.42 for the nine months ended 2006, up 33 cents or 30.3% from the $1.09 reported in the comparable period in 2005. Net income for the quarter ended September 30, 2006 totaled $2.8 million, an increase of 40.4% or $795.0 thousand over the amount reported in the third quarter of 2005. Diluted earnings per share equaled 53 cents for three months ended September 30, 2006 compared to 39 cents for the same period in 2005.

Profitability as measured by the Company’s return on average assets (ROA) was 1.57% and 1.45% for the nine months ended September 30, 2006 and 2005, respectively. ROA was impacted by the record increase in net income of 57.0% which was offset by an increase in average assets of $193.5 million or 44.8% from September 30, 2005 to September 30, 2006. The return on average equity (ROE) was 14.66% and 13.63% for the nine months ended September 30, 2006 and 2005, respectively. The increase in ROE is the result of the record increase in net income which was offset by the growth in average equity of $21.0 million or 46.0% from September 30, 2005 to September 30, 2006. The substantial growth in average equity is the result of the $19.34 million in additional capital raised by the Company during the second quarter of 2005 through a private placement of its common stock. For the quarter ended September 30, 2006, ROA was 1.66% and ROE was 16.56%.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest- bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was a record $21.9 million for the nine months ended September 30, 2006, an increase of $6.7 million or 43.9% over the comparable period in 2005. For the quarter ended September 30, 2006, net interest income was $7.7 million, an increase of $1.7 million or 28.5% over the comparable period in 2005.

Total interest income was $38.3 million for the nine months ended September 30, 2006, an increase of $14.5 million or 60.9% over the same period of 2005. For the quarter ended September 30, 2006, total interest income reached a record $14.0 million, an increase of $4.6 million or 48.7% over the third quarter of 2005. Strong loan demand continued into the third quarter of 2006 generating record increases in interest income. Interest income on loans increased $14.2 million or 60.6% to $37.6 million for the nine months ended September 30, 2006 and $4.5 million or 48.1% to $13.8 million for the three months ended September 30, 2006, as compared to the same time periods in 2005, respectively.

Interest expense of $16.4 million for the nine months ended September 30, 2006 represented a $7.8 million increase from the comparable period in 2005. Interest expense for the third quarter of 2006 was $6.3 million, up $2.9 million from the quarter ended September 30, 2005. The increase was primarily attributable to the record increase in the Company’s average interest bearing liabilities, along with the increase in overall rates paid on liabilities as a result of the rising interest rate environment. In addition, on November 30, 2005 $20.0 million of trust preferred securities were placed through Commonwealth Bankshares Capital Trust II. The trust preferred securities pay cumulative cash distributions quarterly at an annual fixed rate of 6.265% through the interest payment date in December 2010 and a variable rate per annum, reset quarterly, equal to LIBOR plus 1.40%, thereafter. Included in interest expense for the nine months and three months ended September 30, 2006 was $986.8 thousand and $330.1 thousand, respectively, of interest paid on the trust preferred securities. Year to date average interest bearing liabilities increased $165.2 million or 48.5% from September 30, 2005 to September 30, 2006, while the overall rates paid on these liabilities increased 96 basis points to 4.34%.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) declined slightly from 4.88% during the first nine months of 2005 to 4.85% for the same period in 2006. This slight decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the prevailing interest rate environment and changes in volume.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At September 30, 2006, the Company had total allowance for loan losses of $7.5 million or 1.16% of total loans. As a result of the significant growth in the loan portfolio, the Company made provisions for loan losses of $2,045,000 for the first nine months of 2006, compared to $1,840,000 for the same period of 2005. Loan charge-offs for the nine months ended September 30, 2006 totaled $80,041 and recoveries for the same period totaled $650.

Despite the rapid growth in the Company’s loan portfolio, asset quality remains exceptional. Non-performing assets were $3.9 million or 0.57% of total assets at September 30, 2006, compared to $182.5 thousand or 0.03% of total assets at December 31, 2005. Non-accrual loans at September 30, 2006 consisted of seven loans which totaled $324.0 thousand. The majority of the non-accrual loans are making monthly payments and in most cases are secured with workout arrangements currently in place. Loans contractually past due 90 days or more at September 30, 2006 consisted of 3 loans which totaled $3.6 million. Subsequent to September 30, 2006 two of the loans totaling $2.3 million have been brought current. The remaining loan is in the process of collection, however, management believes the collateral is sufficient and does not anticipate any loss associated with this credit. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the nine months ended September 30, 2006 equaled $3.8 million, an increase of $980.6 thousand over the $2.8 million reported for the nine months ended September 30, 2005. For the three months ended September 30, 2006, noninterest income was $1.4 million, up $316.8 thousand or 28.6% over the comparable period in 2005. Revenues generated from the formation of the investment company (fourth quarter 2005) contributed $514.6 thousand and $280.2 thousand to noninterest income for the nine months and three months ended September 30, 2006, respectively. Also included in noninterest income for the first nine months of 2006 was $697.1 thousand in revenues from the title company which commenced operations in July 2005, as compared to $156.6 thousand for the comparable time frame in 2005.

Noninterest expense represents the overhead expenses of the Company. Noninterest expense for the nine months ended September 30, 2006 totaled $12.5 million, an increase of $3.4 million over the $9.1 million recorded during the nine months ended September 30, 2005. Salaries and employee benefits, the largest component of noninterest expense, increased by $1.7 million or 34.7% over the $5.0 million reported during the first nine months of 2005. For the quarter ended September 30, 2006, salaries and employee benefits increased $534.4 thousand to $2.4 million as compared to $1.9 million for the quarter ended September 30, 2005. This increase was driven by annual merit increases, the addition of several new positions, including the additional staff needed to operate the Bank’s two new branches which were opened in the latter part of 2005 and the branch opened in the second quarter of 2006, an increase in certain employee benefit costs, the formation of the Title Company and the Investment Company and the expansion of the Mortgage Company. Occupancy expense increased $483.8 thousand for the nine months ended September 30, 2006 as compared to same period in 2005. This increase relates to the addition of the Bank’s new Western Branch Blvd. and Ocean View branch locations which opened in the third quarter of 2005, the addition of the private bank center which opened in the second quarter of 2006, the addition of two title company locations, one mortgage company location, three financial company locations and the relocation of our data processing center to a larger, state of the art facility. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $1.0 million for the nine months ended September 30, 2006 to $3.6 million or 40.8% over the comparable period for 2005. The major part of this increase is the result of the Company’s continued investment in an extensive multimedia advertising campaign utilizing billboards, radio and newspaper to promote and reinforce its presence throughout Southside Hampton Roads. For the nine months ended September 30, 2006, advertising and marketing expense increased $287.0 thousand or 49.5% over the comparable period for 2005. In addition, due to the strong growth and increase in shareholders’ equity, the bank franchise tax increased $205.1 thousand or 81.5% for the nine months ended September 30, 2006.

Capital Resources

Total stockholders’ equity for the Company increased $9.9 million or 15.8% to $72.6 million from $62.7 million between December 31, 2005 to September 30, 2006. Contributing to the increase in total stockholders’ equity was our record earnings of $7.3 million for the first nine months of 2006. Stockholders’ equity for September 30, 2006 reflects a $9.0 thousand net unrealized loss on securities available for sale in accordance with FASB 115, as compared to a $5.6 thousand net unrealized loss as of December 31, 2005.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At September 30, 2006, the Bank’s risk-adjusted capital ratios were 14.49% for Tier 1 and 15.67% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of September 30, 2006.

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

Cash Dividend and Stock Split

In compliance with the Company’s dividend payout policy, on February 28, 2006 the Company paid a cash dividend of 5.45 cents per share, totaling $249.5 thousand. On May 31, 2006 the Company paid a cash dividend of 5.45 cents per share, totaling $254.0 thousand. On August 31, 2006 the Company paid a cash dividend of 5.5 cents per share, totaling $263.3 thousand. Total dividends of 16.4 cents per share paid during the first nine months of 2006 are up 20% from the 13.6 cents per share paid during the same time period in 2005.

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

One technique the Company uses in managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At September 30, 2006, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within the same period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $60.2 million, or 8.75% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of interest bearing liabilities. At December 31, 2005, the Company’s one year “positive gap” was approximately $52.3 million, or 9.53% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at September 30, 2006 and December 31, 2005 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	September 30, 2006
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$719	$534	$5,492	$1,282	$8,027
Equity securities	—	—	—	6,968	6,968
Loans	317,204	18,403	206,100	104,781	646,488
Interest bearing deposits	1,054	—	—	—	1,054
Federal funds sold	2,906	—	—	—	2,906

Total	$321,883	$18,937	$211,592	$113,031	$665,443
Cumulative totals	321,883	340,820	552,412	665,443

Interest Bearing Liabilities:
Deposits:
Demand	$82,517	$—	$—	$—	$82,517
Savings	7,193	—	—	—	7,193
Time deposits, $100,000 and over	4,487	32,276	44,156	9,382	90,301
Other time deposits	9,426	62,573	176,305	15,665	263,969
Short-term borrowings	81,796	—	—	—	81,796
Long-term debt	348	—	5,000	—	5,348
Junior subordinated debt securities	—	—	—	2,289	2,289
Trust preferred capital notes	—	—	—	20,619	20,619

Total	$185,767	$94,849	$225,461	$47,955	$554,032
Cumulative totals	185,767	280,616	506,077	554,032

Interest sensitivity gap	$136,116	$(75,912)	$(13,869)	$65,076	$111,411
Cumulative interest sensitivity gap	$136,116	$60,204	$46,335	$111,411

Cumulative interest sensitivity gap as a percentage of total assets	19.78%	8.75%	6.73%	16.19%

Interest Rate Sensitivity Analysis

	December 31, 2005
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$52	$519	$7,478	$875	$8,924
Equity securities	—	—	—	5,327	5,327
Loans	233,583	28,722	141,467	107,028	510,800
Interest bearing deposits	541	—	—	—	541
Federal funds sold	1,159	—	—	—	1,159

Total	$235,335	$29,241	$148,945	$113,230	$526,751
Cumulative totals	235,335	264,576	413,521	526,751

Interest Bearing Liabilities:
Deposits:
Demand	$57,129	$—	$—	$—	$57,129
Savings	8,335	—	—	—	8,335
Time deposits, $100,000 and over	4,457	24,624	34,384	11,398	74,863
Other time deposits	12,820	38,887	123,114	26,743	201,564
Short-term borrowings	65,604	—	—	—	65,604
Long-term debt	376	4	5,003	—	5,383
Junior subordinated debt securities	—	—	—	4,925	4,925
Trust preferred capital notes	—	—	—	20,619	20,619

Total	$148,721	$63,515	$162,501	$63,685	$438,422
Cumulative totals	148,721	212,236	374,737	438,422

Interest sensitivity gap	$86,614	$(34,274)	$(13,556)	$49,545	$88,329
Cumulative interest sensitivity gap	$86,614	$52,340	$38,784	$88,329

Cumulative interest sensitivity gap as a percentage of total assets	15.76%	9.53%	7.06%	16.08%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of September 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 was not required to be audited at that time, by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Part II. OTHER INFORMATION

Item 1. Legal proceedings

As of September 30, 2006, there were no legal proceedings against the Company.

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

There was no submission of matters to vote of security holders during the quarter.

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

Commonwealth Bankshares, Inc.
(Registrant)

Date: November 10, 2006	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: November 10, 2006	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President, & Chief Financial Officer