Form 10-K
period 2006-12-31
COMMONWEALTH BANKSHARES INC
filed 2007-03-15
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $2.066 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006: $103,007,717 (In calculating the aggregate market value, the registrant used the closing sale price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2006 which was $23.65 per share, voting stock held by non-affiliates of the registrant at June 30, 2006 was 4,355,505 shares).

The number of shares of common stock outstanding as of February 13, 2007: Common Stock, $2.066 Par Value - 6,860,556 shares

Commonwealth Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2006

Part I

Item 1.	Business

The Company and the Bank. The sole business of Commonwealth Bankshares, Inc. (the “Parent”) is to serve as a holding company for Bank of the Commonwealth (the “Bank”). The Parent was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, four branches in Virginia Beach, two branches in Chesapeake, and one branch in Portsmouth. The Bank has four subsidiaries, all incorporated under the laws of the Commonwealth of Virginia: BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Commonwealth Financial Advisors, LLC and Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage.

The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as the “Company.”

The Company conducts mortgage funding services through its wholly owned subsidiary Bank of the Commonwealth Mortgage, brokerage and investment advisory services through its wholly owned subsidiary Commonwealth Financial Advisors, LLC, insurance activities through its wholly owned subsidiary BOC Insurance Agencies of Hampton Roads, Inc. and title insurance services through its 91% owned subsidiary Executive Title Center. The financial position and operating results of any one of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

The Parent previously owned Commonwealth Bankshares Capital Trust I, a non-operating wholly owned subsidiary that was formed on November 15, 2000 for the purpose of issuing 1,457,000 shares of 8.0% cumulative preferred securities maturing October 15, 2031 with the option to call on or after October 15, 2006 (call price of $5.00 per share) for $7,285,000. In November 2006, the Parent called the preferred securities for redemption on December 15, 2006, at the liquidation amount of $5.00 per share. As of December 31, 2006, the Trust was dissolved. Prior to dissolution, the Trust was an unconsolidated subsidiary of the Parent and its principal asset as of December 31, 2005 was $4.9 million of the Parent’s junior subordinated debt securities, which is reported as a liability of the Company.

Principal Market Area. The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake. The Company’s present intention is to continue concentrating its banking activities in its current markets, which the Company believes are attractive areas in which to operate. We also have mortgage offices in Richmond and Gloucester, Virginia and the Outer Banks of North Carolina.

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

Competition

The Bank encounters strong competition for its banking services within its primary market area. The Bank competes with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds and life insurance companies. Increased competition has come from out-of-state banks through their acquisition of Virginia-based banks. The banking business in the Bank’s primary market area is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Bank are their ability to launch and finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Bank competes by emphasizing customer service and technology; establishing long-term customer relationships; building customer loyalty; and providing products and services to address the specific needs of its customers. The Bank targets individual and small-to-medium size business customers. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

Employees

As of December 31, 2006, the Company had 184 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

Regulation and Supervision

The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

Commonwealth Bankshares, Inc.

Bank Holding Company Act. In order to acquire the shares of the Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, the Parent was required to obtain approval from, and register as a bank holding company, with the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and it is subject to ongoing regulation, supervision and examination by the Board. As a condition to its approval, the Board required the Parent to agree that it would obtain approval of the Federal Reserve Bank of Richmond prior to incurring any indebtedness. The Parent is required to file with the Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Board approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5.0% of such shares, unless it already owns or controls a majority of such voting shares. Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Under the Bank Holding Company Act, the Board may disapprove an application or approve an application subject to such conditions as it may deem advisable. Any acquisition by a bank holding company of more than 5.0% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Board unless such acquisition is specifically authorized by the laws of that second state.

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

Dividend Restrictions. The ability of the Parent to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank’s ability to pay dividends. See Note 16 to Consolidated Financial Statements included as Exhibit 99.1 of this report.

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

Securities and Exchange Commission Regulation. The Company is required to make certain periodic filings with the Securities and Exchange Commission (“SEC”) as well as file certain reports on the occurrence of certain material events specified under the Securities Exchange Act of 1934 (“Exchange Act”). Specifically, the Company is required to file quarterly and annual reports with the SEC under Section 13 of the Exchange Act, furnish annual reports to stockholders prior to annual meetings of stockholders, and send proxy statements to stockholders prior to any stockholders’ meeting, all of which must comply with the provisions of the Exchange Act. In addition, directors, officers and certain stockholders must make detailed disclosures under the Exchange Act regarding their ownership of the Company’s common stock.

Available Information. Any material the Company files with the SEC is available to be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s SEC filings are also available through our website at http://www.bankofthecommonwealth.com as of the day they are filed with the SEC. Copies of documents also can be obtained free of charge by writing to the Company’s Chief Financial Officer, Cynthia A. Sabol, at 403 Boush Street, Norfolk, VA 23510.

Bank of the Commonwealth

The Bank, as a member bank of the Federal Reserve System, is subject to regulation and examination by the Virginia State Corporation Commission and the Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor and, effective April 1, 2006, $250,000 for retirement account depositors.

The commercial banking business is affected by the monetary policies adopted by the Board. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window”, open market operations, the imposition of any changes in reserve requirements against member banks’ deposits and certain borrowing by banks and their affiliates, and the limitation of interest rates which member banks may pay on deposits are some of the instruments of monetary policy available to the Board. Taken together, these controls give the Board a significant influence over the growth and profitability of all banks. Management of the Bank is unable to predict how the Board’s monetary policies (or the fiscal policies or economic controls imposed by federal or state governments) will affect the business and earnings of the Bank or the Company, or what those policies or controls will be.

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on 12 factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2006, the Bank held $5.3 million of FHLB of Atlanta stock.

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the Treasury Department and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury Department, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury Department and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.

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

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically under capitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activates. As of December 31, 2006, the Bank was considered “well capitalized.”

Gramm-Leach-Bliley Act of 1999 (“GLBA”). The GLBA implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies and elects to be a financial holding company is permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLBA expressly lists as financial in nature include insurance underwriting, sales and brokerage activities, financial and investment advisory services, underwriting services and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA. In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. While the Parent satisfies these requirements, the Parent has not elected to be treated as a financial holding company under the GLBA.

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

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with our competition and might vary based on the Asset/Liability Management Committee’s vision of the Company’s needs. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.

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

We face vigorous competition from other commercial banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of the banking regulations we are governed by are intended to protect depositors, the public or the deposit insurance fund maintained by the Federal Deposit Insurance Corporation, not stockholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.

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

The headquarters building (the “Headquarters”) of the Parent and the Bank, located at the corners of Freemason and Boush Streets, Norfolk, Virginia, was completed in 1986 and is a three story building of masonry construction, with approximately 21.0 thousand square feet of floor space. The Bank utilizes the building for its main office branch, executive offices and operational departments. The Company currently subleases to outside parties approximately 4.0 thousand square feet on the third floor. The office operates four teller windows, including two drive-up facilities, one walk-up facility and a 24 hour teller machine.

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

The general partner of the Partnership is Boush Bank Building Corporation. The limited partners of the Partnership are Mr. Edward J. Woodard, Jr., CLBB, Chairman, President, CEO and director of the Bank and the Company and the estates of George H. Burton and

William P. Kellam, former directors. In the opinion of management of the Company, the terms of the lease are not less favorable than could be obtained from a non-related party. Prior to executing the lease and before the holding company reorganization, the stockholders of the Bank owning a majority of Bank common stock consented to the foregoing lease.

In addition to the Headquarters, the Company operates three branch offices and one operational office in Norfolk, four branches in Virginia Beach, two branches in Chesapeake, one branch in Portsmouth, one mortgage branch office in Richmond, one mortgage branch office in Gloucester, one mortgage branch office in Virginia Beach and one mortgage branch office in Kill Devil Hills in North Carolina. The title company operates one office in Gloucester and one office in Norfolk and the investment company has one office in Virginia Beach and two offices in Norfolk. The Norfolk branches are located at 9636 Cape View Avenue , 4101 Granby Street and 229 W. Bute Street, Suite 320. The Norfolk operational office is located at 229 W. Bute Street, Suite 350. The Virginia Beach branch offices are located at 3720 Virginia Beach Blvd., 2712 North Mall Drive, 1124 First Colonial Road and 1870 Kempsville Road. The addresses of the Chesapeake branches are 1217 Cedar Road and 3343 Western Branch Blvd. The address of the Portsmouth branch is 4940 West Norfolk Road. The Richmond mortgage branch office is located at 1500 Forest Avenue, Suite 213, the Gloucester mortgage branch office is located at 6558 Main Street, Suite 1, the Virginia Beach mortgage office is located at 3720 Virginia Beach Blvd., Suite 200 and the Kill Devil Hills mortgage office is located at 2603 N. Croatan Highway, North Carolina. The title company’s Gloucester office is located at 6558 Main Street, Suite 2 and the Norfolk office is located at 221 Bute Street. The investment company’s offices are located within the Bank branches. The Norfolk locations are 403 Boush Street, Suite 100 and 229 W. Bute Street, Suite 350 and the Virginia Beach location is 3720 Virginia Beach Blvd., Suite 100. The branch location at First Colonial Road, Virginia Beach and the West Norfolk Road branch in Portsmouth are owned by the Company and the remaining nine are leased under long-term operating leases with renewal options, at total annual rentals of approximately $779.7 thousand.

The lease at 1217 Cedar Road, Chesapeake, Virginia was entered into with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease. Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and is also a member of the Board of Directors of the Bank and the Company. Richard J. Tavss, also one of the landlords under the lease, is also a member of the Board of Directors of the Bank and the Company. The Board of Directors of the Company received two independent appraisals with respect to this property prior to entering into this lease. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

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

No matters were submitted to the Company’s stockholders for a vote during the fourth quarter of 2006.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company’s common stock trades on the NASDAQ Global Market under the symbol CWBS. Set forth below is high and low trading information for the common stock and dividends declared for each quarter during 2006 and 2005.

Common Stock Performance

	Common Stock Prices				Dividends Declared
	2006		2005
	High	Low	High	Low	2006	2005
First Quarter	$23.80	$21.82	$17.36	$15.12	$0.0495	$0.0413
Second Quarter	$25.08	$23.09	$17.51	$16.12	$0.0495	$0.0413
Third Quarter	$25.46	$23.65	$19.71	$17.56	$0.0500	$0.0413
Fourth Quarter	$26.20	$23.50	$23.55	$19.58	$0.0500	$0.0497

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2006, in stock price appreciation and dividends for the Company’s common stock, the Standard & Poor’s 500 Stock Index (S & P 500) and the Keefe, Bruyette & Woods 50 Total Return Index (KBW 50). Returns assume an initial investment of $100 at the market close on December 31, 2001 and reinvestment of dividends. The KBW 50 is a published industry index providing a market capitalization weighted measure of the total return of 50 money center and major regional U.S. banking companies. Values as of each year end of the $100 initial investment are shown in the table and graph below.

All share and per share amounts included in the Company’s Form 10-K and in the accompanying consolidated financial statements and footnotes have been restated for all periods presented to reflect the stock splits.

Stock Splits. On November 27, 2006, the Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 16,500,000 to 18,150,000 shares, to reduce the par value of each share from $2.273 to $2.066 per share, and effect an eleven-for-ten stock split distributed on December 29, 2006 to stockholders of record on December 18, 2006.

On May 16, 2006, the Board of Directors approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 15,000,000 to 16,500,000 shares, to reduce the par value of each share from $2.50 to $2.273 per share, and effect an eleven-for-ten stock split distributed on June 30, 2006 to stockholders of record on June 19, 2006.

Private Placement of Common Stock. On October 26, 2006, the Company completed a $27.5 million private placement of its common stock. Pursuant to the terms of the Private Placement Memorandum, dated August 30, 2006, the Company sold 1,163,461 shares of its common stock at $23.64 per share.

On June 27, 2005, the Company completed a $19.34 million private placement of its common stock. Pursuant to the terms of the Private Placement Memorandum, dated May 16, 2005, the Company sold 1,170,081 shares of its common stock at a price of $16.53 per share.

On October 14, 2004, the Company completed a $15 million private placement of its common stock. Pursuant to the terms of the Private Placement Memorandum, dated August 30, 2004, the Company sold 1,141,509 shares of its common stock at a price of $13.14 per share.

Anderson & Strudwick, Inc. acted as the Company’s exclusive placement agent for the three above mentioned private placements. The aggregate placement agent fee was 4.26%, 4.1% and 5.0%, respectively, of the offerings gross proceeds, which amounted to $1.17 million, $793.6 thousand and $750.0 thousand, respectively, for the October 2006, June 2005 and October 2004 offerings.

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

Holders of Record. The Company had 6,860,556 shares of common stock outstanding as of February 13, 2007, held by approximately 739 stockholders of record.

Dividend Reinvestment and Stock Purchase Plan. In April 1999, the Company’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Under this Plan, shares purchased from the Company with reinvested dividends are issued at a five percent (5.0%) discount from market value. The Plan also permits participants to make optional cash payments of up to $20.0 thousand per quarter for the purchase of additional shares of the Company’s common stock. These shares are issued at market value without incurring brokerage commissions. In addition, stockholders also have the option of having their cash dividends deposited directly into an account with Bank of the Commonwealth. Of the $1.04 million in dividends that were paid in 2006, $390.0 thousand were reinvested. In 2005, $749.6 thousand was paid in dividends with $264.8 thousand reinvested. In 2006, $234.9 thousand was invested through the optional cash payment plan compared to $282.1 thousand in 2005.

Dividend Information. The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank’s ability to pay dividends. See Note 16 to Consolidated Financial Statements included as Exhibit 99.1 of this report.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2006, relating to the Company’s equity compensation plans, pursuant to which grants of options to acquire shares of common stock and other stock-based awards may be granted from time to time. See Note 20 to Consolidated Financial Statements and Item 11 Executive Compensation (Stock Option and Employee Benefit Plans) of this Form 10-K for more information on the Company’s equity compensation plans.

Equity Compensation Plan Information as of December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	511,002(1)	$16.01	324,418(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	511,002(1)	$16.01	324,418(2)

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock options plans.
(2)	Represents shares available for future issuance under the Company’s stock options plans.

Item 6.	Selected Financial Data

	Years Ended December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Operating Results:
Interest income	$52,916	$34,289	$21,957	$19,364	$17,632
Interest expense	22,797	12,742	8,625	8,379	9,058

Net interest income	30,119	21,547	13,332	10,985	8,574
Provision for loan losses	2,690	2,740	1,695	525	419
Noninterest income	5,059	3,893	3,068	1,678	1,651
Noninterest expense	16,967	12,638	10,098	8,392	7,384

Income before provision for income taxes and noncontrolling interest	15,521	10,062	4,607	3,746	2,422
Provision for income taxes	5,405	3,419	1,506	1,204	748

Income before noncontrolling interest	10,116	6,643	3,101	2,542	1,674
Noncontrolling interest in subsidiary	(24)	(9)	—	—	—

Net Income	$10,092	$6,634	$3,101	$2,542	$1,674

Per Share Data**:
Basic earnings	$1.86	$1.54	$1.17	$1.19	$0.81
Diluted earnings	$1.70	$1.36	$0.96	$0.85	$0.60
Book value	$15.08	$12.73	$10.25	$8.40	$7.41
Cash dividends	$0.1991	$0.1736	$0.1653	$0.1322	$0.0868
Closing stock price	$25.00	$22.65	$15.58	$15.70	$9.28
Basic weighted average shares outstanding	5,440,303	4,310,914	2,640,117	2,143,583	2,067,525
Diluted weighted average shares outstanding	5,999,436	5,055,552	3,545,109	3,417,889	3,408,531
Shares outstanding at year-end	6,844,975	4,928,992	3,611,601	2,284,808	2,083,161
Year-End Balance:
Assets	$715,205	$549,454	$374,061	$318,295	$256,514
Federal funds sold	2,031	1,159	420	341	59
Loans *	669,541	508,903	315,755	230,050	196,323
Loans held for sale	—	—	31,107	56,132	27,792
Investment securities	7,676	8,924	6,945	12,431	16,020
Equity securities	7,185	5,327	3,618	2,398	1,181
Deposits	487,175	383,890	277,632	250,658	228,087
Stockholders’ equity	103,225	62,730	37,024	19,191	15,445
Average Balance:
Assets	$643,042	$455,833	$326,667	$277,970	$239,306
Federal funds sold	1,778	971	1,753	1,570	3,534
Loans *	603,133	417,106	264,815	214,731	186,195
Loans held for sale	—	11,747	33,255	29,092	8,887
Investment securities	8,525	6,026	8,995	14,214	16,769
Equity securities	6,599	4,625	2,256	1,189	1,099
Deposits	451,561	329,955	260,027	239,726	210,414
Stockholders’ equity	73,546	49,702	23,861	17,238	14,326
Ratios:
Return on average assets	1.57%	1.46%	0.95%	0.91%	0.70%
Return on average stockholders’ equity	13.72%	13.35%	13.00%	14.75%	11.69%
Dividend payout ratio	10.31%	11.29%	14.08%	11.11%	10.71%
Year-end stockholders’ equity to total assets	14.43%	11.42%	9.90%	6.03%	6.02%
Loan loss allowance to year-end loans *	1.22%	1.09%	0.90%	1.09%	1.19%
Net interest margin (tax equivalent basis)	4.86%	4.90%	4.29%	4.24%	3.90%
Efficiency ratio (tax equivalent basis)	48.16%	49.57%	61.21%	65.51%	71.07%

*	Net of unearned income and loans held for sale.
**	All share and per share amounts have been restated for all periods presented to reflect the eleven-for-ten stock split distributed on June 30, 2006 and the eleven-for-ten stock split distributed on December 29, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This commentary provides an overview of the Company’s financial condition, changes in financial condition and results of operations for the years 2004 through 2006. This section of Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included as Exhibit 99.1 of this Form 10-K.

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

Results of Operations and Financial Condition

Commonwealth Bankshares, Inc. and Subsidiaries

Overview

Management views 2006 as an exceptional year for Commonwealth Bankshares, Inc. We are particularly proud of our achievements this year, both financially as well as operationally. We experienced record earnings along with significant growth in our earning assets. Equally meaningful, our exceptional growth rate has been achieved while, at the same time, improving profitability, maintaining our sound asset quality and building our capital base. We continue to seek opportunities to grow and expand our network. In June 2006, we opened a private banking center in Norfolk. Furthermore, we plan to open additional branches over the next twelve months. In February 2007, we moved into our permanent branch in the Ocean View section of Norfolk, Virginia and opened our second branch in Portsmouth, Virginia at 1020 London Boulevard. In April 2007, we will be opening our third branch in Chesapeake, Virginia at 2600 Taylor Road, across from the Chesapeake Square Mall, as well as our first branch in North Carolina on Caratoke Highway in Powells Point. In May 2007, we will be opening our second branch in North Carolina in the St. Waves Plaza in St. Waves, North Carolina. We are also pursuing branch locations in the Redmill section of Virginia Beach, Cypress Point section of Virginia Beach, Moyock, North Carolina and in the Greenbrier area of Chesapeake. Our mortgage subsidiary, Bank of the Commonwealth Mortgage, has expanded its mortgage lending services to the outer banks of North Carolina. Our fourth mortgage office opened in May 2006 in Kill Devil Hills, North Carolina at 2603 N. Croatan Highway. Our expansion strategy, combined with sound asset quality, expanding margins and improved operating efficiencies, continues to drive our results. On October 26, 2006, the Company successfully added $27.5 million in additional capital through a private placement of 1,163,461 shares of newly issued Company common stock allowing us to continue our strong growth momentum and allowing us to better serve our customers by increasing our legal lending limit to over $15.5 million at December 31, 2006.

In 2005, we expanded our title insurance business, with the formation of Executive Title Center, which commenced operations July 1st. In addition to providing a considerably diverse and expanded source of fee income, Executive Title Center will provide a high level of responsive and personalized service to our customers, making their real estate endeavors a smooth transaction. As of November 1, 2005, the Bank expanded its brokerage and investment advisory services, as well as offering a wide range of insurance products to our customers, through its creation of Commonwealth Financial Advisors, LLC, a wholly owned subsidiary of Bank of the Commonwealth. Heading Commonwealth Financial Advisors is a group of seasoned professionals with over sixty years of combined experience. We successfully raised $19.34 million in additional capital, through a private placement of 1,170,081 shares of newly issued Company common stock. On November 30, 2005, we raised an additional $20 million in trust preferred securities.

The Company’s net income for 2006 reached a record $10.1 million or a 52.1% increase from the $6.6 million reported for the year ended December 31, 2005. Net income in 2005 represented a 113.9% increase from the $3.1 million reported for the year 2004. On a per share basis, diluted earnings per share increased 25.0% to $1.70 for the year ended December 31, 2006. Diluted earnings per share was $1.36 for the year ended December 31, 2005 up 41.7% from $0.96 for 2004. Book value per share has steadily increased in conjunction with the Company’s earning performance. Book value per share for the years 2006, 2005 and 2004 was $15.08, $12.73 and $10.25, respectively. Per share results reflect the issuance of 1,163,461, 1,170,081 and 1,141,509 shares of new capital stock sold in the private placements in October 2006, June 2005 and October 2004, respectively. Management has increased its dividends paid to its shareholders in order to share in the Company’s success. In 2006, total dividends paid to its shareholders equaled $0.1991 per share up 14.7% from $0.1736 per share paid in 2005. Dividends paid in 2005 were up 5.0% from the $0.1653 per share paid in 2004.

The Company’s core earnings, defined by the Company as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as security gains, grew to $18.2 million in 2006 compared with the $12.8 million and $5.8 million reported at December 31, 2005 and 2004, respectively.

The Company’s record earnings resulted in favorable profitability ratios. Return on average assets equaled 1.57% in 2006 compared with 1.46% in 2005 and 0.95% in 2004. Return on average equity equaled 13.72% in 2006 compared with 13.35% in 2005 and 13.00% in 2004. The Company also exceeded its goal for asset growth during 2006. Total assets at December 31, 2006 reached a new high of $715.2 million, up 30.2% or $165.8 million from $549.5 million at December 31, 2005. Total assets during 2005 grew $175.4 million or 46.9% from $374.1 million at December 31, 2004. Total loans, the Company’s largest and most profitable asset, ended the year at a record $669.5 million, up $160.6 million or 31.6% from December 31, 2005. During 2005, total loans increased $193.1 million or 61.2% from the $315.8 million at December 31, 2004.

Net Interest Income and Net Interest Margin

Net interest income, the fundamental source of the Company’s earnings, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and investment securities, while deposits and short-term borrowings represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.

Table 1 presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the indicated periods. The variance in interest income and expense caused by differences in average balances and rate is shown in Table 2.

Net interest income, on a taxable equivalent basis, for 2006 increased 39.7% or $8.6 million to $30.2 million. Net interest income for 2005 of $21.6 million increased 60.8% or $8.2 million over 2004. Increases in net interest income, for both years, were primarily attributable to the strong growth in average interest earning assets.

Average interest earning assets increased $180.2 million in 2006, $127.8 million in 2005 and $50.8 million in 2004. Average loans (excluding loans held for sale), a higher interest earning asset, accounted for 97.1% of average interest earning assets in 2006, 94.5% in 2005 and 84.5% in 2004. Due to the low interest rate environment, our strong local economy and the efforts of our experienced loan officers, average loans increased $186.0 million in 2006, $152.3 million in 2005 and $50.1 million in 2004. Average investment securities, a lower yielding asset, increased by $2.5 million in 2006, after decreasing by $3.0 million in 2005 and $5.2 million in 2004.

The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. From January 2001 through the end of 2003, the Federal Reserve lowered the federal funds rate 13 times or 550 basis points down to 1.00%. Consequently, during the same time period, the Wall Street Journal Prime Rate, which influences the market price for loans, has decreased from 9.50% to 4.00%. During the second half of 2004, the Federal Reserve started to increase interest rates. From June 2004 through December 31, 2005, the Federal Reserve increased the federal funds rate 13 times or 325 basis points up to 4.25%. During 2006, the Federal Reserve increased the federal funds rate 4 times or 100 basis points up to 5.25%. Although the Federal Reserve has raised short-term interest rates, the yield on the long end moved very little. The spread between the two-year treasury and the ten-year treasury has decreased from approximately 245 basis points at the beginning of 2004 to being inverted by 2 basis points at the end of 2005, a 247 point decrease and inverted by 12 basis points at the end of 2006. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve. Given the prevalent low interest rate environment which has put pressure on maintaining strong margins, the Company’s net interest margin has increased each year from 2001 through 2005. During 2006, the Company was able to maintain their strong margin with just a 4 basis point decline from 2005, indicating the Company’s ability to manage its interest earning assets.

As of December 31, 2006, the net interest margin was 4.86% compared to 4.90% recorded in 2005 and 4.29% in 2004. As a result of the strong growth in average loans and increased interest rates, the yield on our interest earning assets increased 74 basis points to 8.52% for the year ended December 31, 2006. The average rate paid on our interest bearing liabilities increased 88 basis points in 2006. Contributing to the increase was the rising interest rates during 2006, along with the strong competition for local deposits, which lead to increased rates on deposits accounts. The addition of $20.6 million in trust preferred capital notes, with an average rate paid of 6.39% in 2006, contributed an 8 basis points increase in the average rate paid on our total interest bearing liabilities.

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

As of December 31, 2006, approximately 48.3% of the loan portfolio consisted of variable rate loans which can be repriced with prime, up from 48.9% as of December 31, 2005. In a rising interest rate environment, 48.3% of the variable loans will reprice, having a positive impact on interest income.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

	Years Ended December 31,
	2006			2005			2004
(dollars in thousands)	Average Balance(1)	Interest	Average Yield/Rate(2)	Average Balance(1)	Interest	Average Yield/Rate(2)	Average Balance(1)	Interest	Average Yield/Rate(2)
Assets
Interest earning assets:
Loans (3)(4)	$603,133	$51,998	8.62%	$417,106	$33,169	7.95%	$264,815	$20,112	7.59%
Loans held for sale	—	—	—	11,747	599	5.10%	33,255	1,296	3.90%
Investment securities (3)	8,525	431	5.06%	6,026	283	4.69%	8,995	462	5.14%
Equity securities	6,599	383	5.80%	4,625	209	4.52%	2,256	91	4.04%
Federal funds sold	1,778	87	4.90%	971	34	3.48%	1,753	18	1.03%
Interest bearing deposits in banks	546	28	5.13%	465	16	3.57%	2,054	20	0.97%
Statutory trust	619	39	6.39%	54	3	5.96%	—	—	—
Other investments	168	4	2.31%	185	29	15.61%	209	54	25.84%

Total interest earning assets	621,368	52,970	8.52%	441,179	34,342	7.78%	313,337	22,053	7.04%
Noninterest earning assets:
Cash and due from banks	8,047			6,332			6,324
Premises and equipment, net	9,832			5,664			5,274
Other assets	10,559			6,506			4,811
Less: allowance for loan losses	(6,764)			(3,848)			(3,079)

Total assets	$643,042			$455,833			$326,667

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$69,919	$1,623	2.32%	$52,555	$668	1.27%	$38,684	$224	0.58%
Savings deposits	7,813	49	0.63%	9,072	50	0.55%	9,217	52	0.57%
Time deposits	327,438	15,071	4.60%	228,316	9,181	4.02%	178,286	7,292	4.09%
Short-term borrowings	80,985	4,286	5.29%	58,107	2,111	3.63%	32,295	594	1.84%
Long-term debt	5,350	217	4.05%	5,374	216	4.02%	728	24	3.30%
Junior subordinated debt securities	3,255	233	7.16%	5,140	408	7.94%	5,551	438	7.89%
Trust preferred capital notes	20,619	1,317	6.39%	1,807	108	5.96%	—	—	—

Total interest bearing liabilities	515,379	22,796	4.42%	360,371	12,742	3.54%	264,761	8,624	3.26%
Noninterest bearing liabilities:
Demand deposits	46,391			40,012			33,840
Other	7,726			5,748			4,205

Total liabilities	569,496			406,131			302,806
Stockholders’ equity	73,546			49,702			23,861

Total liabilities and stockholders’ equity	$643,042			$455,833			$326,667

Net interest income (taxable equivalent basis)		$30,174			$21,600			$13,429

Net interest margin (5) (taxable equivalent basis)			4.86%			4.90%			4.29%
Average interest spread (6) (taxable equivalent basis)			4.10%			4.24%			3.78%

(1)	Average balances are computed on daily balances and management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was $21 thousand, $16 thousand and $25 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. The tax equivalent adjustment to investment securities was $33 thousand, $38 thousand and $72 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis. Loans are net of unearned income.
(5)	Net interest margin is net interest income, expressed as a percentage of average interest earning assets.
(6)	Interest spread is the average yield earned on interest earning assets, less the average rate incurred on interest bearing liabilities.

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

	Year Ended December 31, 2006 compared to Year Ended December 31, 2005			Year Ended December 31, 2005 compared to Year Ended December 31, 2004			Year Ended December 31, 2004 compared to Year Ended December 31, 2003
	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)
(in thousands)	Volume	Rate		Volume	Rate		Volume	Rate
Interest Income:
Loans	$15,840	$2,989	$18,829	$12,069	$988	$13,057	$3,697	$(1,051)	$2,646
Loans held for sale	(300)	(299)	(599)	(1,332)	635	(697)	161	48	209
Investment securities	125	23	148	(142)	(37)	(179)	(274)	(73)	(347)
Equity securities	104	70	174	106	12	118	43	(4)	39
Federal funds sold	36	17	53	(4)	20	16	2	1	3
Interest bearing deposits in banks	3	9	12	2	(6)	(4)	5	—	5
Statutory trust	36	—	36	3	—	3	—	—	—
Other investments	(2)	(23)	(25)	(6)	(19)	(25)	4	(17)	(13)

	15,842	2,786	18,628	10,696	1,593	12,289	3,638	(1,096)	2,542

Interest Expense:
Interest bearing demand deposits	273	682	955	102	342	444	9	(7)	2
Savings deposits	(161)	160	(1)	(1)	(1)	(2)	6	(4)	2
Time deposits	4,418	1,472	5,890	2,010	(121)	1,889	254	(386)	(132)
Short-term borrowings	1,007	1,168	2,175	683	834	1,517	392	72	464
Long-term debt	(1)	2	1	186	6	192	9	5	14
Junior subordinated debt securities	(138)	(37)	(175)	(32)	2	(30)	(104)	(1)	(105)
Trust preferred capital notes	1,201	8	1,209	108	—	108	—	—	—

	6,599	3,455	10,054	3,056	1,062	4,118	566	(321)	245

Increase (decrease) in net interest income	$9,243	$(669)	$8,574	$7,640	$531	$8,171	$3,072	$(775)	$2,297

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

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through an ongoing credit review process and a monthly review of impaired loans by management and the Board, the Company constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis includes three basic elements; a general allowance, specific allowances for identified problem loans and an unallocated allowance representing estimations done pursuant to either Standard of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Such qualitative factors management considers are the known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, an analysis of the levels and trends of delinquencies, level of concentrations and growth within the portfolio, and the level and trend of interest rates and the condition of the national and local economies. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Management’s evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged-off, net of recoveries. The following table presents the Company’s loan loss experience for the past five years:

Table 3: Summary of Loan Loss Experience

	Years Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Allowance at beginning of period	$5,523	$2,839	$2,503	$2,335	$1,988
Provision for loan losses	2,690	2,740	1,695	525	419
Charge-offs:
Construction and development	—	—	—	—	—
Commercial	39	71	1,224	82	4
Commercial mortgage	21	—	117	—	—
Residential mortgage	2	2	—	247	43
Installment loans to individuals	23	8	26	28	36
Other	—	—	—	13	3

Total loans charged-off	85	81	1,367	370	86

Recoveries:
Construction and development	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial mortgage	14	—	—	—	2
Residential mortgage	—	24	—	—	—
Installment loans to individuals	2	1	8	12	2
Other	—	—	—	1	10

Total recoveries	16	25	8	13	14

Net charge-offs	69	56	1,359	357	72

Allowance at end of period	$8,144	$5,523	$2,839	$2,503	$2,335

Year end loans *	$669,541	$508,903	$315,755	$230,050	$196,323

Ratio of allowance to year end loans	1.22%	1.09%	0.90%	1.09%	1.19%
Average loans outstanding *	$603,133	$417,106	$264,815	$214,731	$186,195

Ratio of net charge-offs to average loans outstanding	0.01%	0.01%	0.51%	0.17%	0.04%

*	Net of unearned income and loans held for sale.

The Company made provisions for loan losses of $2.7 million in 2006 and 2005, compared to $1.7 million in 2004, $524.8 thousand in 2003 and $419.0 thousand in 2002. Net charge-offs in 2006 were $68.8 thousand compared to $56.2 thousand for 2005, $1.4 million for 2004, $356.8 thousand for 2003 and $72.0 thousand for 2002. This represents 0.01% of average loans outstanding in 2006 and 2005, 0.51% in 2004, 0.17% in 2003 and 0.04% in 2002. The contributions to the provision and the related increase in the allowance in 2006, 2005 and 2004 was due to the overall growth in total loans of 31.6%, 61.2% and 37.3%, respectively. Although the Company experienced a slight increase in charge-offs in 2006 from 2005, net charge-offs as a percentage of average loans outstanding remained relatively low, and below the Company’s peer group for the last five years.

The allowance for loan losses at December 31, 2006 was $8.1 million, compared with $5.5 million at December 31, 2005, $2.8 million at December 31, 2004, $2.5 million at December 31, 2003 and $2.3 million at December 31, 2002. This represented 1.22% of year-end loans at December 31, 2006 compared with 1.09% of year-end loans at December 31, 2005, 0.90% of year-end loans at December 31, 2004, 1.09% of year-end loans at December 31, 2003 and 1.19% of year-end loans at December 31, 2002. Based on current expectations relative to portfolio characteristics and management’s comprehensive allowance analysis, management considers the level of the allowance to be adequate as of December 31, 2006.

The following table shows the allocation of allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 4: Allocation of Allowance for Loan Losses

	December 31,
(in thousands)	2006	2005	2004	2003	2002
Construction and development	$1,694	$1,012	$150	$35	$188
Commercial	1,090	549	400	400	324
Commercial mortgage	3,733	2,832	1,659	1,663	1,087
Residential mortgage	1,000	867	379	175	181
Installment loans to individuals	161	124	96	81	52
Other	12	5	6	5	11
Unallocated	454	134	149	144	492

Total allowance for loan losses	$8,144	$5,523	$2,839	$2,503	$2,335

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

The following table presents information concerning non-performing assets for the periods indicated.

Table 5: Non-Performing Assets

	December 31,
(in thousands)	2006	2005	2004	2003	2002
Non-accrual loans:
Construction and development	$—	$—	$—	$—	$—
Commercial	884	110	437	2,358	946
Commercial mortgage	1,310	—	—	415	318
Residential mortgage	—	—	1	67	437
Installment loans to individuals	29	10	13	5	10
Other	—	—	—	—	—

	2,223	120	451	2,845	1,711
Loans contractually past-due 90 days or more:
Construction and development	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Installment loans to individuals	—	1	8	—	18
Other	4	61	8	—	—

	4	62	16	—	18

Total non-performing loans	2,227	182	467	2,845	1,729
Other real estate owned	—	—	—	1,095	—

Total non-performing assets	$2,227	$182	$467	$3,940	$1,729

Non-accrual loans increased $2.1 million in 2006 to $2.2 million. Non-accrual loans at December 31, 2006 consists of thirteen (13) loans. $1.3 million or 59.0% of the total represents one significant credit, which is fully secured and management believes no loss will result. The remaining $0.9 million in non-accrual represents twelve (12) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Management is closely monitoring these credits and believes that the allowance for loan losses is adequate to offset any potential loss that may occur.

If non-accrual loans had been performing fully, these loans would have contributed an additional $58.5 thousand to interest income in 2006, $24.8 thousand in 2005, $83.8 thousand in 2004, $137.4 thousand in 2003 and $116.8 thousand in 2002.

There was no other real estate owned as of December 31, 2006, 2005 and 2004, compared to $1.1 million at December 31, 2003. The balance at December 31, 2003 included one commercial property and one residential property. During 2004, both properties were sold and resulted in a net loss of $10.4 thousand.

The Company continues to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets. As a part of this workout process, the Company routinely reevaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each non-performing asset.

USES OF FUNDS

Total average earning assets at December 31, 2006 increased 40.8% from year end 2005 compared with 2005’s increase of 40.8% from year end 2004’s increase of 19.4%. The increase in average earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from $348.3 million in 2004 to $671.3 million in 2006.

Loan Portfolio

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of December 31, 2006, total gross loans, including loans held for sale, grew to a record $671.3 million, a $160.5 million or a 31.4% increase from $510.8 million at year end 2005. This is a continuation of the growth experienced from year end 2004 to year end 2005 of $162.5 million or 46.6% and from year end 2003 to year end 2004 of $61.2 million or 21.3%. The tremendous growth experienced during the past three years was achieved not only by the high loan demand generated by the low interest rate environment and our strong local economy, but also by the efforts of the Company’s officers to develop new loan relationships combined with the support of existing customers. In addition, during the first half of 2005, the Company added four of the leading veteran commercial lending officers to the Company’s professional team. These professionals also contributed to the significant growth in the loan portfolio. During the past three years, the Company raised $27.5 million in 2006, $19.34 million in 2005 and $15.0 million in 2004, in additional capital, allowing us to continue our strong growth momentum and allowing us to better serve our customers by increasing our legal lending limit to over $15.5 million as of December 31, 2006.

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

The table below classifies gross loans by major category and percentage distribution of gross loans at December 31 for each of the past five years.

Table 6: Loans By Classification

	December 31,
	2006		2005		2004		2003		2002
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction and development	$178,805	26.64%	$103,091	20.18%	$20,912	6.59%	$7,759	3.36%	$7,458	3.78%
Commercial	57,092	8.50%	51,896	10.16%	45,422	14.32%	45,584	19.74%	36,279	18.41%
Commercial mortgage	323,729	48.22%	257,204	50.35%	187,935	59.24%	131,744	57.05%	108,103	54.86%
Residential mortgage	97,395	14.51%	86,353	16.91%	51,320	16.18%	36,269	15.70%	33,995	17.25%
Installment loans to individuals	13,027	1.94%	11,597	2.27%	10,575	3.34%	8,226	3.56%	9,186	4.66%
Other	1,267	0.19%	659	0.13%	1,057	0.33%	1,369	0.59%	2,033	1.04%

Total gross loans	671,315	100.00%	510,800	100.00%	317,221	100.00%	230,951	100.00%	197,054	100.00%

Loans held for sale	—		—		31,107		56,132		27,792

Total	$671,315		$510,800		$348,328		$287,083		$224,846

Construction and development loans increased $75.7 million to $178.8 million in 2006 compared to an increase of $82.2 million to $103.1 million in 2005 and a $13.2 million increase to $20.9 million in 2004. The Company makes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Company also makes construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that present other business opportunities for the Company.

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

Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity or five year rate call) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. Total commercial loans increased 23.2% to $380.8 million in 2006 compared with an increase of 32.5% to $309.1 million in 2005 and an increase of 31.6% to $233.4 million in 2004. Virtually all of the Company’s commercial real estate mortgage and construction loans relate to property in our market of Hampton Roads which includes the cities of Norfolk, Virginia Beach, Chesapeake, Portsmouth and Suffolk. As such, they are subject to risks relating to the general economic conditions in that market, and the market for real estate in particular. The region has experienced strong economic activity during 2004, 2005 and 2006, the local real estate market remains strong, and the Company attempts to mitigate risk through careful underwriting, including primary reliance on the borrower’s financial capacity and the ability to repay without resort to the property, and lends primarily with respect to properties occupied, or managed by the owner.

Residential mortgage loans increased $11.0 million or 12.8% in 2006, compared to an increase of $35.0 million or 68.3% in 2005, and an increase of $15.1 million or 41.5% to $51.3 million in 2004. The Company’s 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan.

Consumer installment loans increased $1.4 million or 12.3% in 2006, representing 1.9% of total gross loans at December 31, 2006. Consumer installment loans represented 2.3% and 3.3% of total gross loans as of December 31, 2005 and 2004, respectively.

As of December 31, 2006 and 2005, the Company did not have any loans held for sale. Included in total loans as of December 31, 2004 were $31.1 million in loans classified as held for sale. These loans are pre-committed for sale prior to funding and are secured by first deeds of trust on residential 1 to 4 family dwellings. As of December 31, 2003, the Company had $56.1 million in loans classified as held for sale.

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

The following table shows the maturity or period of re-pricing of gross loans outstanding as of December 31, 2006. Demand loans, as well as loans having no stated schedule of repayments and no stated maturity are reported as due within one year. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due. Since the majority of the Company’s loan portfolio is short-term, the Company can reprice its portfolio more frequently to minimize long-term interest rate fluctuations and maintain a steady interest margin.

Table 7: Loan Maturities and Re-Pricing Schedule

	December 31, 2006
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Variable Rate:
Construction and development	$150,165	$10,005	$4,717	$164,887
Commercial	25,115	7,013	930	33,058
Commercial mortgage	97,155	129,130	6,966	233,251
Residential mortgage	48,619	16,594	846	66,059
Installment and other loans	3,007	559	—	3,566

Total variable rate	$324,061	$163,301	$13,459	$500,821

Fixed Rate:
Construction and development	$4,447	$6,955	$2,516	$13,918
Commercial	3,187	13,856	6,991	24,034
Commercial mortgage	1,748	27,458	61,272	90,478
Residential mortgage	5,814	5,603	19,919	31,336
Installment and other loans	2,046	5,540	3,142	10,728

Total fixed rate	$17,242	$59,412	$93,840	$170,494

Total	$341,303	$222,713	$107,299	$671,315

Investments

The investment portfolio plays a role in the management of interest rate sensitivity of the Company and generates interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The table below presents information pertaining to the composition of the securities portfolio. At year end 2006, 2005 and 2004, investment securities totaled $7.7 million, $8.9 million and $6.9 million, respectively.

Table 8: Composition of Investments

	December 31,
(in thousands)	2006	2005	2004
Securities available for sale (1):
U. S. Government and agency securities	$5,495	$5,985	$3,019
Mortgage-backed securities	786	1,085	1,487
State and municipal securities	925	1,324	1,623
Corporate bonds	—	—	242

	7,206	8,394	6,371

Securities held to maturity (2):
Mortgage-backed securities	289	358	411
State and municipal securities	181	172	163

	470	530	574

Total investment securities	$7,676	$8,924	$6,945

(1)	Carried at fair value.
(2)	Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

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

Management views the portfolio as diversified among several market sectors as summarized below:

Sector	%
Municipals	14.4%
Fixed Agency	71.6%
Floating MBS	8.2%
Floating CMO	4.2%
Fixed MBS	1.2%
Fixed CMO	0.4%

100.0%

The following table presents information on the maturities and weighted average yields of the Company’s investment securities at December 31, 2006. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.

Table 9: Investment Maturities and Yields

	December 31, 2006
	Held to Maturity			Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Government and agency:
Within one year	$—	$—	—	$510	$505	3.50%
After one year to five years	—	—	—	5,000	4,990	4.82%
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	—	—	—	5,510	5,495	4.70%
Mortgage-backed:
Within one year	12	12	4.59%	42	41	5.48%
After one year to five years	277	277	5.61%	748	745	5.01%
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	289	289	5.57%	790	786	5.04%
State and municipal:
Within one year	—	—	—	140	141	6.58%
After one year to five years	181	187	7.86%	220	223	6.73%
After five years through ten years	—	—	—	554	561	6.55%
After ten years	—	—	—	—	—	—

Total	181	187	7.86%	914	925	6.60%

Total securities	$470	$476	6.51%	$7,214	$7,206	4.98%

As of December 31, 2006, the overall portfolio has a yield of 5.06%, on a fully taxable equivalent basis. The portfolio has a weighted average repricing term of 1.9 years; 87.6% of total holdings are invested in fixed rate securities; and 93.9% of the portfolio is categorized as available for sale. As of December 31, 2006, the total portfolio, including both held to maturity and available for sale investments, currently contained an unrealized loss of $2.3 thousand.

Fixed agency holdings total $5.5 million par value, or 71.6% of the total holdings, and have a taxable equivalent yield to the effective maturity date of 4.70%. Municipal holdings total $1.1 million par value, or 14.4% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.8%. Management believes these issues have excellent credit quality, as most of the portfolio is AA-rated or higher. The average duration date of the fixed agency and municipal portfolios is approximately 1.6 and 4.4 years, respectively.

Management frequently assesses the performance of the investment portfolio to ensure its yield and cash flow performances are consistent with the broad strategic plan of the Company. Flexibility is one of the hallmarks of the Company’s ability to meet the banking needs of its customers.

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

Total deposits reached a record $487.2 million as of December 31, 2006, an increase of 26.9% or $103.3 million over 2005. This is a continuation of the growth experienced in 2005 of $106.3 million or 38.3% to $383.9 million. Management believes the growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special deposit promotions and product enhancements, as well as the Company’s continued marketing efforts. Included in time deposits less than $100,000 as of December 31, 2006, 2005 and 2004 is $117.2 million, $66.7 million and $15.0 million, respectively, in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area.

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

The breakdown of deposits at December 31 for the three previous years is shown in the following table.

Table 10: Deposits by Classification

	December 31,
	2006		2005		2004
(dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest-bearing demand deposits	$43,045	8.84%	$41,999	10.94%	$38,145	13.74%
Interest-bearing demand deposits	80,080	16.44%	57,129	14.88%	39,809	14.34%
Savings deposits	7,170	1.47%	8,335	2.17%	9,585	3.45%
Time deposits:
Less than $ 100,000	266,926	54.79%	201,564	52.51%	138,983	50.06%
$100,000 or more	89,954	18.46%	74,863	19.50%	51,110	18.41%

	$487,175	100.00%	$383,890	100.00%	$277,632	100.00%

Table 11: Maturities of Time Deposits $100,000 or More at December 31, 2006

(in thousands)	Amount
3 months or less	$1,693
Over 3 through 12 months	41,459
Over 12 months	46,802

Total	$89,954

Borrowings

The Company’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure.

Purchased liabilities are composed of federal funds purchased, advances from the FHLB of Atlanta and certificates of deposit of $100.0 thousand and over (large CDs). The strong loan demand experienced over the last several years outpaced the Company’s increase in core deposits, and as a result purchased funds at December 31, 2006 equaled $183.6 million compared to $145.5 million in 2005, and $100.2 million in 2004. See Notes 8 and 9 to Consolidated Financial Statements for additional disclosures related to borrowing arrangements.

Noninterest Income

Total noninterest income increased in 2006 to $5.1 million, an increase of $1.2 million or 30.0% from the $3.9 million reported in 2005. Total noninterest income increased $825.0 thousand or 26.9% in 2005 and $1.4 million or 82.8% in 2004. The overall increase in noninterest income is in line with the Company’s objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin. Service charges on deposit accounts, decreased 5.5% in 2006, increased 7.8% in 2005 and 19.3% in 2004. Included in service charges on deposit accounts as of December 31, 2006, 2005 and 2004 were $819.7 thousand, $886.8 thousand and $803.0 thousand in non-sufficient funds (“NSF”) fees. As a result of the record increases in deposits, the number of deposit accounts also increased. Additionally, the fee for NSF checks was increased during 2004, and consistent with the increase in deposit accounts in 2006, 2005 and 2004, the number of NSF checks also increased during 2005 and 2004, leading to higher income from NSF checks, a component of service charges on deposit accounts.

Revenues from Executive Title Center, which commenced operations July 1, 2005, and Commonwealth Financial Advisors, LLC, which commenced operations November 1, 2005, contributed $899.2 thousand and $700.0 thousand, respectively, to noninterest income during 2006 and $303.4 thousand and $32.4 thousand, respectively during 2005. Also, included in other noninterest income are revenues from the mortgage company which was acquired in the third quarter of 2004. These revenues contributed $1.6 million, $1.6 million and $776.8 thousand to other noninterest income for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Noninterest Expense

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased to $17.0 million in 2006 or 34.3% following increases of 25.2% and 20.3% in 2005 and 2004, respectively. The increase in noninterest expense is in line when compared to the Bank’s overall growth. The ratio of noninterest expense to average total assets was 2.63%, 2.77% and 3.09% for the years ended December 31, 2006, 2005 and 2004, respectively. Cost associated with handling our substantial asset and liability growth resulted in increases to almost every component of noninterest expense.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest revenues along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) improved to 48.16% for the year ended December 31, 2006, compared to 49.57% in 2005 and 61.21% in 2004.

Salaries and employee benefits, the largest component of noninterest expense, increased by 32.6% in 2006 following an increase of 32.2% in 2005 and 26.9% in 2004. These increases were driven by annual merit increases, the addition of several new positions during 2005 and 2006, including the staff needed for the two new branches added in late 2005 and the new branch opened in the second quarter of 2006, an increase in certain employee benefit costs experienced in 2006 and 2005, the acquisition of the mortgage company in 2004 and the creation of the title company and investment company during 2005. The Company is currently servicing a record number of deposit and loan accounts. To support this growth, along with the legislation and requirements relating to the Sarbanes-Oxley Act, the Bank Secrecy Act, the Patriot Act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act, and others, the Company had to deploy significant resources including additional employees who can devote the time and attention necessary to ensure ongoing compliance with each of these important policies. Salaries and benefit costs associated with the mortgage company were $1.3 million, $1.2 million and $586.1 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. Salaries and benefit costs associated with the title company and investment company for the year ended December 31, 2006 were $309.5 thousand and $495.1 thousand, respectively, and $142.4 thousand and $40.6 thousand, respectively, for 2005. Net occupancy expense increased $561.2 thousand in 2006, $134.1 thousand in 2005 and $3.9 thousand in 2004. The increase can be attributable to the opening of two new branches during 2005, the new branch opened in the second quarter of 2006, the improvements to several of the branch facilities; the cost of which qualified for capitalization and the occupancy cost associated with the mortgage company, the title company and the investment company. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $1.4 million or 38.5% in 2006, compared with $602.4 thousand or 20.4% in 2005, and an increase of $706.1 thousand or 31.4% in 2004. The major part of this increase is the result of the Company’s investment in an extensive multimedia advertising campaign utilizing billboards, radio and newspaper to promote and reinforce its presence throughout southside Hampton Roads during 2006 and 2005. Advertising and marketing expense increased by 46.4% in 2006, following an increase of 67.4% in 2005 and an increase of 165.9% in 2004. Bank Franchise Tax, which is based largely on outstanding equity at year end, has increased 69.1%, 81.9% and 8.9% for 2006, 2005 and 2004, respectively as a result of our increased equity due to our record earnings and capital the Company raised during the last three years.

Income Taxes

Income tax expense for 2006, 2005 and 2004 was $5.4 million, $3.4 million and $1.5 million, respectively. The Company’s effective tax rate for the years ended December 31, 2006, 2005 and 2004 was 34.8%, 34.0% and 32.7%, respectively. The effective tax rate increased in 2005 and 2006 due to an increase in nondeductible expenses and a decrease in tax exempt income. For more information on Income Tax Expense, see Note 14 of the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K.

Dividends and Dividend Policy

The Company’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors. The Company’s only source of funds for cash dividends are dividends paid to the Company by the Bank.

In April 1999, the Company’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Shares purchased from the Company with reinvested dividends are issued at a five percent (5%) discount from the market value. The plan also permits optional cash payments up to $20.0 thousand per quarter for the purchase of additional shares of common stock. These shares are issued at market value, without incurring brokerage commissions.

Based on the Company’s outstanding financial performance for the year ended December 31, 2006, the Company paid out quarterly cash dividends for a total of $0.1991 per share or a 14.7% increase over the year ended December 31, 2005. In 2005, the company paid a $0.0413 cash dividend on February 28, May 31 and August 31, and in the fourth quarter of 2005 increased the dividend 20% to $0.0497, which was paid on November 30 for a year to date total of $0.1736 per share. The Company paid a $0.0413 cash dividend on February 27, May 28, August 31 and November 30 of 2004 for a total of $0.1653 per share paid out in 2004, an increase of 25.0% over 2003.

Capital Resources and Adequacy

Total stockholders’ equity at December 31, 2006 increased 64.6% to a record $103.2 million compared to $62.7 million at December 31, 2005. During 2005, stockholders’ equity increased 69.4% from the $37.0 million at December 31, 2004. Contributing to the increase in 2006 was $27.5 million in additional capital raised by the Company through a private placement which issued 1,163,461 shares of newly issued Company common stock at a price of $23.64 per share. Contributing to the increase in 2005 was $19.34 million in additional capital raised by the Company through a private placement which issued 1,170,081 shares of newly issued company common stock at a price of $16.53 per share. Contributing to the increase in 2004 was $15.0 million in additional capital raised by the Company through a private placement which issued 1,141,509 shares of newly issued Company common stock. Our record earnings of $10.1 million in 2006, $6.6 million in 2005 and $3.1 million in 2004, also contributed to the increases in stockholders’ equity.

The Federal Reserve, the Office of the Controller of the Currency and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies. Risk-based capital ratios are another measure of capital adequacy. On October 26, 2006, June 27, 2005 and October 14, 2004, the Parent generated $27.5 million, $19.34 and $15.0 million, respectively, in new regulatory capital through the private placement of its common stock. On November 30, 2005 and July 27, 2001, the Parent generated $20.0 million and $6.5 million, respectively in new regulatory capital from the initial funding of a trust preferred securities offering. A subsequent funding on August 9, 2001 resulted in $800.0 thousand of new regulatory capital. Under Federal Reserve Bank rules, the Company and the Bank were considered “well capitalized,” the highest category of capitalization defined by the regulators as of December 31, 2006. The Bank’s risk-adjusted capital ratios at December 31, 2006, were 14.36% for Tier 1 and 15.58% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.

In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Bank’s capital position. Several measures have been or will be employed to maintain the Bank’s capital position, including but not limited to:

–	Continuing its efforts to return all non-performing assets to performing status;

–	Monitoring the Bank’s growth; and

–	Continued utilization of its formal asset/liability policy.

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

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest-bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $20.2, $22.0 and $15.3 million as of December 31, 2006, 2005 and 2004, respectively. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $45.0 million, and the ability to borrow from the Federal Reserve System up to $130.0 thousand and from the Federal Home Loan Bank of Atlanta up to $133.5 million. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, including the use of broker certificates of deposit, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

The Company’s Asset/Liability Management Committee (“ALCO”) is responsible for formulating liquidity strategies, monitoring performance based on established objectives and approving new liquidity initiatives. ALCO’s overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, taking on manageable interest rate risk and adhering to conservative financial management on a daily basis. These strategies are monitored regularly by ALCO and reviewed periodically with the Board of Directors.

Off-Balance Sheet Arrangements and Other Contractual Obligations

The following table summarizes the Company’s significant contractual obligations, contingent obligations and certain other off-balance sheet commitments outstanding as of December 31, 2006:

Table 12: Contractual Obligations

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$11,965	$1,025	$2,251	$2,067	$6,622
Other liabilities on balance sheet under GAAP:
Federal Home Loan Bank advances	88,611	88,611	—	—	—
Trust preferred capital notes	20,619	—	—	—	20,619
Long-term debt	5,348	26	5,052	52	218
Off-balance sheet commitments:
Standby letters of credit	5,475	4,581	864	30	—
Commitments to extend credit	155,947	155,947	—	—	—

Total contractual obligations	$287,965	$250,190	$8,167	$2,149	$27,459

To meet the financing needs of customers, the Company is a party, in the normal course of business, to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, commitments to sell loans and standby letters of credit. For further information on off-balance commitments see Note 23 - Financial Instruments with Off-Balance Sheet Risk, in the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company has determined that this interpretation will have no impact on our financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the effects of prior year misstatements when quantifying misstatements in current year financial statements.” Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application in encouraged. The Company does not believe SAB 108 will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157 - Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the company’s consolidated financial position and results of operations when it becomes effective in 2008.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second step is measurement. In evaluating a tax position for recognition, the Company judgmentally evaluates whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals of litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the Company’s financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate resolution. The Company’s adoption of FIN No. 48 in 2007 is not expected to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. Following the initial measurement at fair value, the Company is permitted to choose to either subsequently measure servicing assets at fair value and report changes in fair value in earnings, or amortize the servicing assets in proportion to and over the period of estimated net servicing income or loss and periodically assess for impairment. The adoption of this statement is not expected to have an impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 140 and SFAS 133. SFAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value if the hybrid instrument contains an embedded derivative that otherwise would require bifurcation and be accounted for separately under SFAS 133. SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event after December 31, 2006. On January 17, 2007, the FASB issued Derivative Implementation Groups (“DIG”) Issue B40 which impacts how SFAS 155 is applied. The Company does not believe that SFAS 155 and DIG Issue B40 will have an impact on the Company’s investment activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is exposure to interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. Based on the nature of the Company’s operations, it is not subject to foreign currency exchange or commodity price risk. The Bank’s loan portfolio is concentrated primarily in the South Hampton Roads area, including the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake and is, therefore, subject to risks associated with these local economies. As of December 31, 2006, the Company does not have any hedging transactions in place such as interest rate swaps or caps.

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

The Company’s management, guided by the ALCO, determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

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

The following table represents the interest rate sensitivity on net interest income for the Company for the twelve months following each of the two year ends 2006 and 2005, using different rate scenarios:

Change in Prime Rate	2006 % Change in Net Interest Income	2005 % Change in Net Interest Income
+ 200 basis points	6.79%	3.98%
+ 100 basis points	3.98%	2.58%
- 100 basis points	(3.91%)	(3.08%)
- 200 basis points	(7.96%)	(6.71%)

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

The following table reflects the change in net market value over different rate environments:

Change in Prime Rate	2006 % Change in Net Market Value	2005 % Change in Net Market Value
+ 200 basis points	(2.77%)	(2.95%)
+ 100 basis points	(0.26%)	(0.16%)
- 100 basis points	(0.12%)	(1.08%)
- 200 basis points	0.54	(0.56%)

Another technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At December 31, 2006, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within a period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $36.6 million, or 5.12% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield on the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur.

The table below sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December 31, 2006 and 2005 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. The trust preferred capital notes are included in the period in which they may first be redeemed. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Table 13: Interest Rate Sensitivity Analysis

	December 31, 2006
(dollars in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$189	$510	$6,416	$561	$7,676
Equity securities	—	—	—	7,185	7,185
Loans	317,206	24,097	222,713	107,299	671,315
Interest bearing deposits in banks	427	—	—	—	427
Federal funds sold	2,031	—	—	—	2,031

Total	$319,853	$24,607	$229,129	$115,045	$688,634
Cumulative totals	319,853	344,460	573,589	688,634
Interest Bearing Liabilities:
Deposits:
Demand	$80,080	$—	$—	$—	$80,080
Savings	7,170	—	—	—	7,170
Time deposits, $100,000 and over	1,693	41,459	39,894	6,908	89,954
Other time deposits	10,577	77,906	162,506	15,937	266,926
Short-term borrowings	88,611	—	—	—	88,611
Long-term debt	348	—	5,000	—	5,348
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$188,479	$119,365	$228,019	$22,845	$558,708
Cumulative totals	188,479	307,844	535,863	558,708
Interest sensitivity gap	$131,374	$(94,758)	$1,110	$92,200	$129,926
Cumulative interest sensitivity gap	$131,374	$36,616	$37,726	$129,926
Cumulative interest sensitivity gap as a percentage of total assets	18.37%	5.12%	5.27%	18.17%

	December 31, 2005
(dollars in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$52	$519	$7,478	$875	$8,924
Equity securities	—	—	—	5,327	5,327
Loans	233,583	28,722	141,467	107,028	510,800
Interest bearing deposits in banks	541	—	—	—	541
Federal funds sold	1,159	—	—	—	1,159

Total	$235,335	$29,241	$148,945	$113,230	$526,751
Cumulative totals	235,335	264,576	413,521	526,751
Interest Bearing Liabilities:
Deposits:
Demand	$57,129	$—	$—	$—	$57,129
Savings	8,335	—	—	—	8,335
Time deposits, $100,000 and over	4,457	24,624	34,384	11,398	74,863
Other time deposits	12,820	38,887	123,114	26,743	201,564
Short-term borrowings	65,604	—	—	—	65,604
Long-term debt	376	4	5,003	—	5,383
Junior subordinated debt securities	—	—	—	4,925	4,925
Trust preferred capital notes	—	—	—	20,619	20,619

Total	$148,721	$63,515	$162,501	$63,685	$438,422
Cumulative totals	148,721	212,236	374,737	438,422
Interest sensitivity gap	$86,614	$(34,274)	$(13,556)	$49,545	$88,329
Cumulative interest sensitivity gap	$86,614	$52,340	$38,784	$88,329
Cumulative interest sensitivity gap as a percentage of total assets	15.76%	9.53%	7.06%	16.08%

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements are included with this Form 10-K as Exhibit 99.1. Refer to the index to the Consolidated Financial Statements for the required information.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K as Exhibit 99.1. PKF Witt Mares, PLC’s attestation report on managements’ assessment of the Company’s internal control over financial reporting appears on page 1 hereof.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board of Directors

Currently, the Board of Commonwealth Bankshares, Inc. is comprised of nine members who are divided into three classes. These directors serve for the terms of their respective classes, which expire in 2007, 2008 and 2009. The following table sets forth the composition of the Board of Directors.

Class I (Term Expiring in 2007)	Class II (Term Expiring in 2008)	Class III (Term Expiring in 2009)

Morton Goldmeier	Herbert L. Perlin	Edward J. Woodard, Jr., CLBB
William D. Payne, M.D.	Kenneth J. Young	Laurence C. Fentriss
Richard J. Tavss	Thomas W. Moss, Jr.
E. Carlton Bowyer, Ph.D.

The following paragraphs set forth certain information, as of December 31, 2006, for each of the nine directors of Commonwealth Bankshares, Inc.

Class I

(Term Expiring in 2007)

Morton Goldmeier, 83, has served as President of Hampton Roads Management Associates, Inc., a real estate management company, since 1990. Mr. Goldmeier is also a retired partner of Goodman & Company, LLP, a regional certified public accounting and business advisory firm based in Norfolk, Virginia. Mr. Goldmeier has served as a director of the Parent since 1988 and as a director of the Bank since 1988.

William D. Payne, M.D., 71, retired from Drs. Payne, Ives and Holland, Inc. in 2001. Dr. Payne has served as a director of the Parent since 1988 and as a director of the Bank since 1988.

Richard J. Tavss, 67, has served as Senior Counsel of Tavss Fletcher, Norfolk, Virginia, since 1977. Mr. Tavss has served as a director of the Parent since 1988 and as a director of the Bank since 1988.

E. Carlton Bowyer, Ph.D., 73, served as superintendent of the Virginia Beach School System before retiring in 1991. Dr. Bowyer was employed with the Virginia Beach School System for 31 years. Dr. Bowyer served as a Virginia Beach Advisory Board director prior to becoming a director of the Parent and the Bank in 2001.

Class II

(Term Expiring in 2008)

Herbert L. Perlin, 66, has served as senior partner of Perlin Rossen & Associates LLC, a wealth management group located in Virginia Beach, Virginia, since 1983. Mr. Perlin has served as a director of the Parent since 1988 and as a director of the Bank since 1987.

Kenneth J. Young, 56, has served as President of the Norfolk Tides and Albuquerque Isotopes baseball clubs and Ovations Food Services, since 1996. Mr. Young has served as a director of the Parent since 1999 and as a director of the Bank since 1999.

Thomas W. Moss, Jr., 78, was elected Treasurer of the City of Norfolk in 2001. Mr. Moss was formerly Attorney, President and sole owner of Thomas W. Moss, Jr. PC and a former speaker of the House of Delegates for the Commonwealth of Virginia. Mr. Moss has served as a director of the Parent since 1999 and as a director of the Bank since 1999.

Class III

(Term Expiring in 2009)

Edward J. Woodard, Jr., CLBB, 64, has served as President and Chief Executive Officer of Bank of the Commonwealth since 1973 and as Chairman of the Board since 1988. He has served as Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares since 1988. Mr. Woodard is also President and Director of BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage and Commonwealth Financial Advisors, LLC, President of Boush Bank Building Corporation and a general partner in Boush Bank Building Associates. Mr. Woodard has served as a director of Bank of the Commonwealth since 1973 and as a director of Commonwealth Bankshares since 1988.

Laurence C. Fentriss, 52, is President of Anderson and Strudwick Investment Corporation, parent of Anderson and Strudwick, Inc., a full service brokerage and investment banking firm, and formerly co-founder of Baxter, Fentriss and Company, an investment banking firm. Mr. Fentriss has served as a director of Commonwealth Bankshares since 2001 and as a director of Bank of the Commonwealth since 2001.

Executive Officers of Commonwealth Bankshares, Inc. and Bank of the Commonwealth

In addition to Mr. Woodard, the following individuals serve as executive officers of the Company.

Cynthia A. Sabol, CPA, 44, assumed the role of Executive Vice President, Chief Financial Officer and Secretary of the Company and Bank in February 2004. Ms. Sabol is also Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance of Hampton Roads, Inc., and Commonwealth Financial Advisors, LLC and Director, Vice President and Treasurer of Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage. Prior to joining the Bank, she worked at Hampton Roads Bankshares, Inc., a community bank located in Norfolk, Virginia, as Senior Vice President and Chief Financial Officer for ten years and as an executive with Ernst and Young, a public accounting firm, for nine years. Ms. Sabol is a certified public accountant and received a Bachelor of Science degree from the State University of New York at Albany.

Simon Hounslow, 42, Executive Vice President and Chief Lending Officer has been with the Bank since 1989. In December 2004, he was promoted from Senior Vice President to Executive Vice President and Chief Credit Officer. Mr. Hounslow has over 17 years in the banking industry, specializing in commercial, consumer and construction lending.

Stephen G. Fields, 43, joined the Company in December of 2003 as Senior Vice President and Commercial Loan Officer. Mr. Fields is also Director, Vice President and Secretary of Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage. In December 2004, he was promoted to Executive Vice President and Commercial Loan Officer. Mr. Fields has 12 years in the banking industry concentrating in commercial, consumer and construction lending. Prior to joining the Bank, Mr. Fields worked at Bank of Hampton Roads, as Senior Vice President and Commercial Loan Officer for 9 years. Mr. Fields also has 6 years working as an examiner with the Federal Reserve Bank of Richmond.

Section 16(a) Beneficial Ownership Reporting Compliance

Section l6(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires directors, executive officers and persons who beneficially own more than 10.0% of the Company’s common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and greater than 10.0% beneficial owners were complied with in 2006, except for Laurence C. Fentriss and Morton Goldmeier who were both late in reporting their conversion of the Convertible Trust Preferred Securities to the Company’s common stock. Mr. Fentriss converted 120,000 shares of the trust preferred securities to 82,499 shares of common stock on October 10, 2006 and reported on December 18, 2006. Mr. Goldmeier and his wife converted 4,000 and 2,000 shares, respectively, of the trust preferred securities to 2,750 and 1,374 shares of the Company’s common stock, respectively, on November 9, 2006 and reported on December 18, 2006.

Code of Ethics

Commonwealth Bankshares, Inc. and Bank of the Commonwealth have a Code of Ethics and Personal Conduct applicable to all officers and other employees of the Company. In addition, the Company has adopted a Code of Ethics that applies to the chief executive officer, the principal financial officer and controller which is encompassed within the overall “Code of Ethics and Personal Conduct” policy in effect for all employees. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Cynthia A. Sabol, Executive Vice President and Chief Financial Officer, Commonwealth Bankshares, Inc., 403 Boush Street, Norfolk, VA 23510.

Audit Committee and Audit Committee Financial Expert

The Company’s Board has a separately designed standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2006, the members of the Audit Committee were Morton Goldmeier, Thomas W. Moss, Jr., E. Carlton Bowyer Ph.D., Herbert L. Perlin and Kenneth J. Young. The Board has determined that Morton Goldmeier, Chairman of the Audit Committee, is an audit committee financial expert as stipulated by the SEC and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc. (“NASDAQ”).

Item 11.	Executive Compensation

Compensation and Discussion and Analysis

Overview of Compensation Program

The Personnel Committee (the “Committee”) assists the Board of Directors in administering the policies governing the annual compensation paid to executive officers. The goal of the Committee is to motivate executives to achieve a range of performance consistent with the Company’s strategic and business plans approved by the Board of Directors while insuring that the financial costs of current or proposed compensation and benefit programs are reasonable and consistent with industry standards and stockholder interests. The Committee is comprised of four non-employee directors, William D. Payne, M.D., Chairman, E. Carlton Bowyer, Ph.D., Thomas W. Moss, Jr. and Kenneth J. Young, each of whom is independent under the NASDAQ listing standards.

Compensation Philosophy

The Company’s executive compensation programs are designed to attract, motivate and retain executive talent with the skills, experience, motivation and commitment needed to optimize stockholder value in a competitive environment. The executive compensation programs adopted by the Personnel Committee reflect the Committee’s belief that employee performance and achievement will result in economic benefits to the Company, and that they will support the goal of increasing stockholder value by achieving specific financial and strategic objectives.

The Company’s executive compensation programs are designed to:

•	provide levels of base compensation that are competitive geographically and with comparable companies;

•	provide annual incentive compensation that varies in a consistent manner with the achievement of individual performance objectives and financial results of the Company; and

•	provide long-term incentive compensation that focuses executive efforts on building stockholder value through meeting longer-term financial and strategic goals.

Compensation Program Components and Process

Elements of compensation for our executives include: salary, bonus, equity incentive awards, health, disability and life insurance, deferred supplemental compensation and perquisites. In designing and administering the Company’s executive compensation programs, the Personnel Committee attempts to strike an appropriate balance among these various elements, each of which is discussed in greater detail below. The Committee believes that executive compensation should be closely tied to financial and operational performance of the Company, as well as to the individual performance and responsibility level of the executives. The Committee also believes that executive compensation should contain an equity based component in order to more closely align executive interests with those of stockholders.

Executive compensation is set at the regularly scheduled fall meeting of our Personnel Committee. The Chief Executive Officer does not make recommendations or participate in the review of his compensation. With respect to the Company’s other executive officers, the Committee considers salary and incentive recommendations prepared by the Chief Executive Officer to establish compensation. Following extensive review and approval by the Committee, all issues pertaining to executive compensation are submitted to the full Board of Directors for its approval.

The Committee utilizes publicly available professional compensation surveys and labor market studies, including the Virginia Bankers Association’s Annual Executive Compensation and Benefits Survey, to make informed decisions regarding pay and benefit practices. Surveys prepared by management are also used to periodically ensure that the Company is maintaining its labor market competitiveness. The Company reviews the executive’s salaries and benefits with those of executives in comparable positions within their peer group and with businesses of a similar size in the business marketplace. While the Company does not set compensation at set percentage levels compared to the market, the Committee does seek to provide salary, incentive compensation opportunity and employee benefits that fall within the average practice of the Company’s competitors and the labor markets in which it participates, with the potential for higher than average compensation when the Company or the executive exceeds their performance goals.

Base Salary

Using the data obtained in the salary surveys, base pay for the Company’s executives is established based on the scope of their responsibilities, performance and the applicable competitive market compensation paid by other companies for similar positions. The subjective decisions regarding the amount and mix of compensation elements are primary based upon an assessment of each executive’s leadership, performance and potential to enhance long-term stockholder value. Key factors include: the executive’s contribution to the Company’s financial results, and the executive’s effectiveness in leading initiatives to increase stockholder value, productivity and revenue growth.

Performance Bonus

The Company maintains a management incentive cash bonus program to reward superior performance for the year. Executive bonuses are paid based on an evaluation of each executive’s current year performance, taking into consideration the Committee’s assessment of the overall financial, market and competitive performance of the Company and, for the commercial loan officers, their loan productivity and profitability levels.

In establishing the Chief Executive Officer and Chief Financial Officer bonuses, in addition to the above, the Committee considers the level of and/or increases in return on average assets and return on average equity without encouraging short-term profitability through unreasonable risk-taking or a deterioration of long-term asset quality; consideration of individual as well as combined measures of progress of the Company including the quality of the loan and investment portfolio, desirable changes in capital ratios, the overall growth of the Company, the improvement of market share, the improvement in book value per share, the improvement in earnings per share, the level of non-performing loans, other real estate owned and other objectives as may be established by the Board of Directors; the SCC and Federal Reserves’ CAMELS ratings; and the compensation and benefit levels of comparable positions at peer group institutions within the financial services industry operating in Virginia.

The executive commercial loan officers annual bonuses are set as a percentage of base salary and are tied to the achievement of several targets. The maximum potential bonus the executive commercial loan officer may be awarded is 50% of his base salary. The payout percentage is based on the officer’s average outstanding loan volume under management at the end of October of each year. For every $2 million increase in average loan volume above the base volume of $10 million, the bonus will increase by 1% of the officer’s base salary. In order to achieve the maximum bonus payout several factors will be considered: the Company must achieve certain profitability and performance levels which are set at the beginning of each year by the Personnel Committee; the credit quality of the commercial loan officer’s individual portfolio must be acceptable in the opinion of and based solely on the judgment of the President and Chief Executive Officer, the Chief Credit Officer and the Personnel Committee; and management of the commercial loan officer’s loan portfolio regarding quality of loan write-ups, monitoring collateral and financial statement exceptions, monitoring past due loans and monitoring maturity issues, must be up to established Company standards and deemed acceptable by the President and Chief Executive Officer, Chief Credit Officer and the Personnel Committee. If the above goals are not met or up to established Company standards, the bonus level awarded to the executive commercial loan officer is at the sole discretion of the Personnel Committee.

Equity Incentive Awards

The Company utilizes long-term equity incentive awards to promote the success of the Company and enhance its value by providing motivation for outstanding performance and employment longevity through linking the personal interest of participants to those of the Company’s stockholders. The 2005 Stock Incentive Plan was approved by the stockholders at the 2005 Annual Meeting of Stockholders and provides for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company and its subsidiary.

The Personnel Committee annually submits a recommendation to the Company’s Board of Directors regarding whether awards should be made for the fiscal year, and if so, the aggregate amount of those awards. The total value of the awards and their effect on stockholder dilution is considered in determining the total amount of awards to be made for each fiscal year. Annual awards are generally made to individuals at the end of each fiscal year. These grants are made by the Personnel Committee, and are based on recommendations submitted to the Personnel Committee by the Company’s Chief Executive Officer, except for his which is decided by the Personnel Committee, based on the executive’s contribution to the success of the Company, taking into consideration competitive grant levels and total options granted as a percentage of shares outstanding. Each grant is designed to align the interest of the executive with those of the stockholders.

All awards of shares of the Company’s stock options under the aforementioned program are made at or above the market price at the time of the award. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate. In 2006, all awards consisted of grants of stock options having exercise prices equal to 100% of the fair market value of the Company’s common stock on the date of grant. All stock options granted have a ten year life and are fully vested and exercisable at the date of grant.

The Personnel Committee also considers the accounting implications of SFAS No. 123(R) in its determination of the type and appropriate levels of long-term compensation. The Personnel Committee gave serious consideration to the prospect of granting restricted stock awards as opposed to stock option grants, and determined that the subjective benefits and costs associated with stock option grants were more appropriate for the Company at this time. The Personnel Committee intends to continue to consider the benefits of alternative approaches to long-term compensation in order to select the method that will allow the Company to attract and retain highly skilled employees, and reward them for their continued employment with the Company and their hard work and commitment to the long-term success of the Company.

Stock option grants to the named executives (as defined on page 35) are detailed in Executive Compensation-Grants of Plan-Based Awards on page 36.

Deferred Supplemental Compensation

The Company has entered into a deferred supplemental compensation agreement with each of the named executive officers of the Company. Mr. Woodard entered into an amended and restated deferred supplemental compensation agreement, dated May 18th, 2004, with Bank of the Commonwealth. Under the supplemental agreement, upon Mr. Woodard attaining the age of 65, upon his termination with the Company for any reason whatsoever or upon his death, Mr. Woodard or his beneficiary shall be entitled to payment from the Bank of: (i) two hundred fifty thousand dollars ($250,000) in one hundred twenty (120) equal consecutive monthly installments of two thousand eighty-three and 33/100 dollars ($2,083.33)

each, (ii) seven hundred twenty thousand dollars ($720,000) in one hundred eighty (180) equal consecutive monthly installments of four thousand dollars ($4,000) each, and (iii) five hundred forty thousand dollars ($540,000) in one hundred eighty (180) equal consecutive monthly installments of three thousand dollars ($3,000) each, all three such payments being payable on the first day of each such month. Any payments described above shall be made on each such payment date to employee, regardless of whether employee is employed by the Company at the time he becomes eligible for such payments. In addition to all payments described above, upon employee’s death, the Company shall pay to the beneficiary a lump sum payment of two hundred fifty thousand and no/100 dollars ($250,000), payable on the first day of the second calendar month immediately following the date of death. Under the supplemental agreement, Mr. Woodard is obligated to make himself available to Company after his retirement, so long as he receives payments under the supplemental agreement, for occasional consultation which Company may reasonably request. Any amounts unpaid under the supplemental agreement may be forfeited, after notice to Mr. Woodard, in the event that the Board of Directors of Company determines in good faith that Mr. Woodard is performing services of any kind for a firm or other entity competitive with the business of Company during the period that he is receiving payments under the supplemental agreement.

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

Perquisites and Other Employee Benefits

The Company provides the named executive officers with perquisites and other personal benefits that the Company and the Personnel Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the level of perquisites and other personal benefits provided to the executive officers.

The Company’s executive officers receive the fringe benefits normally provided by the Company to all other employees, including life, medical and disability insurance, participation in its 401(k) plan, paid time off and other Company-wide benefits which may be in effect from time to time. In addition to these standard employee benefits, the executive officers are provided with the use of Company automobiles, enhanced key-man long-term disability insurance and several named executive officers are provided Company paid membership to a Country Club for customer entertaining.

Attributed cost of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2006, are included below in the Summary Compensation Table.

Employment Contracts

The Company has entered into employment contracts that include “change of control” provisions with certain key executives, including the named executive officers. The employment agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the named executive officers is provided under the sections “Employment Agreements” and “Potential Payments Upon Termination or Change in Control”.

Tax and Accounting Implications

In designing its executive compensation programs, the Company takes into consideration the accounting and tax effect that each element will or may have on the Company and the executive officers as a group.

Beginning on January 1, 2006, the Company began accounting for stock-based payments including stock options, restricted stock and other equity awards in accordance with the requirements of FASB No. 123(R). In determining to grant only stock options instead of restricted stock, the Company considered the accounting impact and tax benefits, and has tried to minimize the overall equity compensation cost.

As part of its role, the Personnel Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which places a limitation on tax deductions of any publicly held corporation for individual compensation to certain executives of such corporation exceeding $1 million in any taxable year, unless the compensation is performance based. The Company believes that compensation paid under the management incentive plans are fully deductible for federal income tax purposes.

Mr. Woodard and Ms. Sabol’s employment contracts provide for a gross–up payment in the event any payment or distribution by the Company to or for the benefit of the executive, under a change of control, would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, to cover the excise tax imposed on the payments. If the severance exceeds certain limits as outlined under the Internal Revenue Code the Company may lose part of the deductibility of the severance for income tax purposes.

Generally, the Personnel Committee desires to maintain the tax deductibility of the compensation for executive officers to the extent it is feasible and consistent with the objectives of the Company’s executive compensation programs. The Personnel Committee considers ways to maximize the deductibility of executive compensation, but intends to retain the discretion it deems necessary to compensate executive officers in a manner commensurate with performance and the competitive environment for executive talent.

Compensation Committee Report

The Compensation (Personnel) Committee of the Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the proxy statement on Schedule 14A for its 2007 annual meeting, each as filed with the Securities and Exchange Commission.

The Compensation Committee

William D. Payne, M.D., Chairman

E. Carlton Bowyer, Ph. D.

Thomas W. Moss, Jr.

Kenneth J. Young

Summary Executive Compensation

The following table sets forth information for the year ended December 31, 2006 regarding the compensation paid or accrued by the Company and its subsidiary for the Company’s Chief Executive Officer, Chief Financial Officer and executive officers whose total compensation exceeded $100,000 in 2006 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total ($)
Edward J. Woodard, Jr., CLBB	2006	$330,000	$225,000	$7,632	$—	$160,526	$76,603	$799,761
Chairman of the Board
President and Chief Executive Officer

Cynthia A. Sabol, CPA,	2006	$170,000	$100,000	$7,632	$—	$27,353	$15,091	$320,076
Executive Vice President and
Chief Financial Officer

Simon Hounslow,	2006	$150,000	$—	$7,632	$75,000	$14,326	$14,109	$261,067
Executive Vice President and
Chief Lending Officer

Stephen G. Fields,	2006	$140,000	$—	$3,180	$65,000	$16,070	$14,074	$238,324
Executive Vice President and
Commercial Loan Officer

(1)	Refer to Note 1 and Note 20 in the Consolidated Financial Statements attached as Exhibit 99.1 of the Form 10-K as of December 31, 2006 for the relevant assumptions used to determine the valuation of the option awards.
(2)	Expense recognized in 2006 for the annual accrual under the named executives Deferred Supplemental Compensation Agreement.
(3)	Includes 401(k) matching contribution, 401(k) profit sharing, premiums paid for Key Man long-term disability plans, and directors fees paid to Mr. Woodard in the amount of $55,300 and life insurance premium paid for the benefit of Mr. Woodard’s beneficiary.

Grants of Plan-Based Awards

The following table sets forth information for the year ended December 31, 2006 regarding grants of plan-based equity awards to the named executive officers.

Grants of Plan-Based Awards Table

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)
Edward J. Woodard, Jr., CLBB	12/6/2006	1,320	$24.873
Cynthia A. Sabol, CPA	12/6/2006	1,320	$24.873
Simon Hounslow	12/6/2006	1,320	$24.873
Stephen G. Fields	12/6/2006	550	$24.873

(1)	Options granted were incentive stock options pursuant to the Company’s 2005 Stock Incentive Plan. The terms of the options provide for immediate vesting and have a life of 10 years. Options expire 90 days after termination of employment, to include retirement. In the event of death, the option award remains exercisable until the tenth anniversary of the option’s date of grant.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information regarding the outstanding equity awards as of December 31, 2006 for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date
Edward J. Woodard, Jr., CLBB	4,900	(1)	$7.471	12/31/07
	4,537	(1)	8.281	12/31/08
	6,050	(2)	7.686	12/31/09
	6,050	(2)	5.893	10/01/11
	5,324	(2)	15.950	12/30/13
	5,445	(2)	15.512	12/14/14
	36,300	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
	3,630	(2)	15.512	12/14/14
	3,630	(2)	19.314	09/26/15
	3,630	(3)	21.694	11/15/15
Cynthia A. Sabol, CPA	7,260	(2)	$15.512	12/14/14
	36,300	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
Simon Hounslow	2,940	(1)	$7.471	12/31/07
	2,722	(1)	8.281	12/31/08
	3,025	(2)	7.686	12/31/09
	3,025	(2)	5.893	10/01/11
	4,840	(2)	15.950	12/30/13
	6,050	(2)	15.512	12/14/14
	30,250	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
Stephen G. Fields	6,050	(2)	$15.512	12/14/14
	30,250	(3)	19.008	09/26/15
	550	(3)	24.873	12/06/16

(1)	Stock Options issued under the Company’s 1990 Stock Option Plan.
(2)	Stock Options issued under the Company’s 1999 Stock Incentive Plan.
(3)	Stock Options issued under the Company’s 2005 Stock Incentive Plan.

Option Exercises and Stock Vested

The following table shows the options that were exercised by the named executive officers during the last fiscal year.

Option Exercises and Stock Vested Table

	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)
Edward J. Woodard, Jr., CLBB	2,077	$41,436

(1)	The value is equal to (i) the excess of $25.00, the closing price of the Company’s common stock on December 29, 2006, the day that the option was exercised, over $5.05, the exercise price, multiplied by (ii) 2,077 options.

Pension Benefits

Pension Benefits Table

	Plan Name (1)	Present Value of Accumulated Benefit ($)
Edward J. Woodard, Jr., CLBB	Amended and Restated Deferred Supplemental Compensation Agreement	$733,181
Cynthia A. Sabol	Deferred Supplemental Compensation Agreement	$68,384
Simon Hounslow	Amended and Restated Deferred Supplemental Compensation Agreement	$58,771
Stephen G. Fields	Deferred Supplemental Compensation Agreement	$40,176

(1)	The named executives are fully vested under the deferred supplemental compensation agreements.

Employment Agreements

The Company has entered into employment agreements with Edward J. Woodard, Jr., CLBB, Chairman of the Board, President and Chief Executive Officer, dated November 21, 2006 and Cynthia A. Sabol, CPA, Executive Vice President and Chief Financial Officer, dated November 21, 2006. The agreements provide for Mr. Woodard’s and Ms. Sabol’s (collectively the “Senior Executives”) employment until the earlier of three years from December 31, 2006, their death or disability; provided, however, the employment agreements allows for termination of employment by either the Company, or by Mr. Woodard or Ms. Sabol in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by the Senior Executives for “Good Reason.” The Senior Executives’ employment agreements will be renewed automatically provided that on December 31, 2008 and on each December 31st thereafter (the “Renewal Date”) the agreement will be automatically extended for an additional calendar year so as to terminate two years from such renewal date, unless either party elects not to renew the agreements.

Under the employment agreement, in the case of termination as a consequence of disability the Company will continue to pay the Senior Executives their base salary and health and medical insurance for six months.

In the case of a termination by the Company prior to a “change of control,” but not “for good cause,” the Senior Executives will be entitled to receive two (2) times their annual base salary in effect on the date of termination, payable in twenty-four (24) equal monthly installments. In addition, the Senior Executives would be eligible to continue to receive medical and other insurance benefits for a period of two years. In the event of a termination of employment by the Senior Executives for “good reason,” the senior executives will be entitled to receive thirty-six (36) equal monthly payments, which, in total, equal their annual base salary in effect on the date of termination. In addition, the Senior Executives would be eligible to continue to receive medical and other insurance benefits for a period of three years.

In the event of a termination of employment by the Company subsequent to a “change of control,” but not “for good cause,” or by the Senior Executives within twelve months following a change in control, the Senior Executives would be entitled to receive in a lump sum payment within ten days or unless the executives make an election to receive the benefit in equal monthly installment, a salary continuance benefit in an amount equal to 2.99 times the Senior Executives’ base salary in effect at the date of termination, plus the highest annual bonus paid or payable for the two most recently completed years. In addition, the Senior Executives would be eligible to continue to receive all health and dental plans, disability, life insurance plans and all other welfare benefit plans for a period of three years. The severance payment could be increased (gross up payment) if it is determined that the severance payment together with any other payments or benefits would be subject to the excise tax imposed under the Internal Revenue Code.

Under the Agreement, a “change of control” will be deemed to have occurred upon:

•	The acquisition by any person of beneficial ownership of twenty five percent (25.0%) or more of the then outstanding shares of the common stock of the Company;

•	A change in the majority of the members of the board of directors of either Commonwealth Bankshares or Bank of the Commonwealth;

•	Approval by the shareholders of the Company of a reorganization, merger, share exchange or consolidation; or

•	Complete liquidation or dissolution of the Company or the Bank, or of the sale or other disposition of all or substantially all of the assets of the Company.

The term “for good cause” includes a termination of the Senior Executives for their failure to perform the required services, gross or willful neglect of their duty or a legal or intentional act demonstrating bad faith. The term “good reason” is defined as: the assignment of duties to the Senior Executives by the Company which result in the Senior Executives having significantly less authority or responsibility than they had on the date of hire, without their express written consent; a reduction by the Company of the Senior Executives base salary; the requirement that the Senior Executives’ principal office location be moved or relocated to a location that is more than 35 miles from the current principal office location; or the Company’s failure to comply with any material terms of the agreement.

In addition to Mr. Woodard and Ms. Sabol’s employment agreements, the Company has entered into similar employment agreements with Simon Hounslow dated January 2, 2002, and Stephen G. Fields dated January 1, 2004. The agreements provide for Mr. Hounslow’s, and Mr. Field’s (collectively “the Executives”) employment until the earlier of one year from the agreement date, their death or disability; provided, however, the employment agreements allows for termination of employment by either the Company, or the Executives in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by the Executives for “Good Reason.” The Executives employment agreements will be renewed automatically each year unless either party elects not to renew the agreements.

Under the employment agreements, in the case of a termination by the Company prior to a “change of control,” but not “for good cause” Mr. Hounslow and Mr. Fields will be entitled to receive twelve (12) equal monthly payments, which in total, equal their annual base salary. In the event of a termination of the employment agreement by the Executives for “good reason,” by the Company subsequent to a “change of control,” but not “for good cause,” Mr. Hounslow and Mr. Fields will be entitled to receive sixty (60) equal monthly payments, which in total, equal the present value of one times the Executives’ base salary minus $1.00 at the time of termination. In addition, the Executives would be eligible to continue to participate in the Company’s benefit programs for a period of up to six months.

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

The term “for good cause” includes a termination of the Executives for their failure to perform the required services, gross or willful neglect of their duty or a legal or intentional act demonstrating bad faith. The term “good reason” is defined as any assignment to the Executives of duties or responsibilities inconsistent with those in effect on the date of the agreement, the location of the Executives office and/or workplace for employer is moved or relocated to a site 25 miles or more from the location as of the date of this agreement, or a change of control of either Commonwealth Bankshares or Bank of the Commonwealth.

Potential Payments Upon Termination or Change in Control

The table below shows the present value of estimated Company payments pursuant to the employment agreements outlined above, upon a termination of employment, including the Company gross-up payments for the excise tax on parachute payments upon a change in control, for each of the named executive officers. The payments represent the maximum possible payments under interpretations and assumptions most favorable to the Senior Executives and Executives. All termination events are assumed to occur at December 31, 2006. For the below calculations it is assumed the Senior Executives and Executives elected to receive a lump sum payment if the choice is given under the provisions of the agreement. Company payments to a terminated Senior Executive or Executive may be more or less than the amounts shown in the table if the termination of employment occurs in a later year or because of contingencies contained in the various agreements and plans. There are no potential payments due to the named executive officers pursuant to the employment agreements under a termination of employment by the executives without good reason, termination of employment by Company with cause or upon death.

Potential Payments Upon Termination or Change in Control Table

(in thousands)	Woodard	Sabol	Hounslow	Fields
Termination of Employment by Executive with Good Reason
Employment agreement:
Salary	$990	$510	$184	$167
Welfare benefits	30	33	6	6

Termination of Employment by Company without Cause
Employment agreement:
Salary	660	340	143	134
Welfare benefits	20	23	6	6

Disability
Employment agreement:
Salary	161	83	73	68
Welfare benefits	3	3	4	4

Change in Control
Employment agreement:
Salary	1,659	807	184	167
Welfare benefits	30	33	6	6
Excise Tax Gross-up	705	331	—	—

Director Compensation

The following table sets forth a summary of the compensations paid to non-employee directors in 2006:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
E. Carlton Bowyer, Ph. D.	$43,300	$6,360	$49,660
Laurence C. Fentriss	32,400	6,360	38,760
Morton Goldmeier	40,800	6,360	47,160
Thomas W. Moss, Jr.	41,300	6,360	47,660
William D. Payne, M.D.	35,800	6,360	42,160
Herbert L. Perlin	35,900	6,360	42,260
Richard J. Tavss	36,300	6,360	42,660
Kenneth J. Young	35,800	6,360	42,160

(1)	Refer to Note 1 and Note 20 in the Consolidated Financial Statements attached as Exhibit 99.1 of the Form 10-K as of December 31, 2006 for the relevant assumptions used to determine the valuation of the option awards.

Each director of the Company was paid $1,400 for attendance at each Board meeting and $500 for attendance at each meeting of a committee of the Board of which he was a member. Additionally, each director of the Company was paid a quarterly retainer of $3,000. Effective January 1, 2007, the fee for each Board meeting increased to $2,000 and the fee for each executive committee meeting increased to $750. The Company has a Director’s Deferred Compensation Plan which allows directors to defer recognition of income on all or any portion of the directors’ fees they earn. During 2006, a total of $131.0 thousand was deferred by directors under this plan. The terms and conditions of the plan are very similar to the terms and conditions of the Bank’s Supplemental Executive Retirement Plan described under the “Stock Option and Employee Benefit Plans” section below.

Stock Option and Employee Benefit Plans

1990 Stock Option Plan. On February 20, 1990, the Company’s Board of Directors approved a non-qualified stock option plan for the issuance of 25,000 shares of Company common stock to eligible officers and key employees of the Company and the Bank at prices not less than the market value of the Company’s common stock on the date of grant. On April 29, 1997, the shareholders approved an amendment to this plan to increase the number of shares available for issuance under the plan to 45,000 shares. This plan expired on February 20, 2000. However, the terms of this plan continue to govern unexercised options awarded under the plan that have not expired.

401(k) Profit Sharing Plan. In 1993, the Bank adopted a 401(k) profit sharing plan qualified under Section 401(k) of the Internal Revenue Code to replace its former profit sharing plan. Employees who have attained the age of 20 years and six months and completed three months of service with the Bank are eligible to participate in the 401(k) plan. Eligible employees who elect to participate may defer up to the maximum allowable as prescribed by law. The Bank may make a matching contribution, the amount of which, if any, will be determined by the Bank each year. The Bank contributed a matching contribution of $110.8 thousand and a discretionary profit sharing contribution of $134.2 thousand to the 401(k) plan during 2006.

Non-Employee Director Stock Compensation Plan. On April 25, 1995, the Company’s stockholders approved a non-employee director stock compensation plan. This plan provided for the issuance of options to acquire 50,000 shares of the Company’s common stock to eligible non-employee directors. On April 29, 1997, stockholders approved an amendment to this plan to increase shares available for issuance under this plan to 70,000 shares. This plan expired January 17, 2000. However, the terms of this plan continue to govern unexercised options awarded under the plan that have not expired.

1999 Stock Incentive Plan. On April 27, 1999, the Company’s stockholders approved the Commonwealth Bankshares, Inc. 1999 Stock Incentive Plan. This plan provides for the issuance of up to the lesser of (i) fifteen percent (15.0%) of the Company’s issued and outstanding common stock less the aggregate number of shares subject to issuance pursuant to options granted, or available for grant, under the 1990 plan and non-employee director plan described above, or (ii) 350,000 shares. Of the aggregate number of shares of the Company’s common stock that may be subject to award under this plan, sixty percent (60.0%) are available for issuance to the Company’s non-employee directors, and forty percent (40.0%) are available for issuance to the Company’s employees. All the employees of the Company and the Bank, and all other members of the board of directors of the Company, are eligible to receive awards under this plan. As of December 31, 2006, only a limited number of authorized shares are available for issuance under this plan.

Bank of the Commonwealth Supplemental Executive Retirement Plan. Effective February 1, 2002, the Company’s Board of Directors approved an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year. Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicate how the deferred amount is to be invested between a fund that tracks the value of the Company’s stock and a simple interest bearing fund. The amount of deferred compensation in an executive’s account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank’s general creditors until such time as they are distributed to the executive. Distributions are generally available at retirement age, death, or on account of disability. In addition, an executive who separates from service for a reason other than retirement, death, or disability, is entitled to receive distribution when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions). Distributions may also be made in certain situations following a change in control. Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations. As of December 31, 3006, no money has been funded into this plan.

2005 Stock Incentive Plan. On June 28, 2005, the Company’s stockholders approved the Commonwealth Bankshares, Inc. 2005 Stock Incentive Plan. The plan provides for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company. The plan makes available up to 556,600 shares for issuance to plan participants. The total number of shares that may be issued in connection with the exercise of incentive stock options, which are eligible for more favorable tax treatment, will be 484,000 shares. The maximum number of shares with respect to which stock options, restricted stock awards, stock appreciation rights or other equity based awards may be granted in any calendar year to an employee is 60,500 shares.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Personnel Committee was an officer or employee of the Company during 2006. During 2006, no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, nor did any executive officer of the Company serve as a director of another entity, one of whose executive officers served on the Company’s Personnel Committee. All four members of the Company’s Personnel Committee have outstanding loans with the Company. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectibility or present other unfavorable features. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part II, Item 5 of this form 10-K for information on securities authorized for issuance under equity compensation plans.

Security Ownership of Management

The following table sets forth for (1) each director-nominee, director, and named executive officer of the Company, and (2) all director-nominees, directors, and executive officers of the Company as a group: (i) the number of shares of Company common stock beneficially owned on February 13, 2007 and (ii) such person’s or group’s percentage ownership of outstanding shares of Company common stock on such date. All of the Company’s directors and named executive officers receive mail at the Company’s principal executive office at 403 Boush Street, Norfolk, Virginia 23510.

Name	Amount and Nature of Beneficial Owner (1) (2)		Percent of Class
Directors:
E. Carlton Bowyer, Ph.D.	19,944	(3)	*
Laurence C. Fentriss	275,884	(4)	4.01%
Morton Goldmeier	163,135	(5)	2.37%
Thomas W. Moss, Jr.	22,558	(6)	*
William D. Payne, M.D.	65,050	(7)	*
Herbert L. Perlin	78,020	(8)	1.13%
Richard J. Tavss	237,951	(9)	3.46%
Edward J. Woodard, Jr., CLBB	133,016	(10)	1.92%
Kenneth J. Young	47,422	(11)	*
Non-Director Executive Officers:
Cynthia A. Sabol, CPA	45,132	(12)	*
Simon Hounslow	64,201	(13)	*
Stephen G. Fields	37,075	(14)	*
All Directors and Executive Officers as a group (12 persons)	1,189,388		16.44%

*	Percentage of ownership is less than 1.0% of the outstanding shares of common stock of the Company.

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the SEC under the Exchange Act, and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options. The above table includes 357,802 shares which can be acquired through the exercise of stock options.

(2)	Based on 6,860,556 issued and outstanding shares of common stock as of February 13, 2007.

(3)	Includes (i) 15,620 shares which Dr. Bowyer has the right to acquire through the exercise of stock options, and (ii) 521 shares registered in the name of Dr. Bowyer’s wife, for which Dr. Bowyer disclaims beneficial ownership.

(4)	Includes (i) 15,620 shares which Mr. Fentriss has the right to acquire through the exercise of stock options, and (ii) 130,262 shares held in an IRA for the benefit of Laurence C. Fentriss.

(5)	Includes (i) 22,941 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options, and (ii) 19,324 shares owned by Mr. Goldmeier’s wife, for which Mr. Goldmeier disclaims beneficial ownership.

(6)	Includes (i) 18,040 shares which Mr. Moss has the right to acquire through the exercise of stock options, and (ii) 3,877 shares owned jointly by Mr. Moss and his wife.

(7)	Includes (i) 22,941 shares which Dr. Payne has the right to acquire through the exercise of stock options, (ii) 3,313 shares registered in the name of Dr. Payne’s wife, for which Dr. Payne disclaims beneficial ownership, and (iii) 13,121 shares held in an IRA for the benefit of William D. Payne.

(8)	Includes (i) 22,941 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 24,068 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, (iii) 2,924 shares owned jointly by Mr. Perlin and his wife, and (iv) 23,749 shares registered as the Perlin Revocable Living Trust.

(9)	Includes (i) 22,941 shares which Mr. Tavss has the right to acquire through the exercise of stock options, (ii) 1,617 shares registered in the name of Richard J. Tavss, custodian for Bobbie J. Tavss, (iii) 865 shares registered in the name of Richard J. Tavss, custodian for Sanders T. Schoolar V, (iv) 743 shares registered in the name of Richard J. Tavss, custodian for Zachary I. Maiden, (v) 765 shares registered in the name of Richard J. Tavss, custodian for Taylor Tavss Scholar, (vi) 154 shares registered in the name of Richard J. Tavss, custodian for Richard T. Maiden, (vii) 154 shares registered in the name of Richard J. Tavss, custodian for Samantha R. Maiden, (viii) 38,181 shares registered in the name of Fletcher, Maiden & Reed PC 401K Plan for the benefit of Richard J. Tavss, and (ix) 1,755 shares registered in the name of Mr. Tavss’ wife, for which Mr. Tavss disclaims beneficial ownership.

(10)	Includes (i) 80,817 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 825 shares registered in the name of Edward J. Woodard, Jr., custodian for Troy Brandon Woodard, (iii) 1,960 shares registered in the name of Edward J. Woodard, Jr. and Sharon W. Woodard, custodians of Troy Brandon Woodard, (iv) 2,615 shares held in an IRA for the benefit of Edward J. Woodard, Jr., (v) 11,381 shares owned jointly by Mr. Woodard and his wife, and (vi) 5,662 shares held in the Company’s 401(k) Profit Sharing Plan.

(11)	Includes (i) 18,040 shares which Mr. Young has the right to acquire through the exercise of stock options, (ii) 6,352 shares representing the proceeds of a self directed IRA for the benefit of Kenneth J. Young, (iii) 1,231 shares owned jointly with Michael J. Young (son), (iv) 1,231 shares owned jointly with Benjamin C. Young (son), and (v) 1,231 shares owned jointly with Jennifer M. Young (daughter).

(12)	Includes (i) 44,880 shares which Ms. Sabol has the right to acquire through the exercise of stock options, and (ii) 245 shares held in the Company’s 401(k) Profit Sharing Plan.

(13)	Includes (i) 54,173 shares which Mr. Hounslow has the right to acquire through the exercise of stock options.

(14)	Includes (i) 36,850 shares which Mr. Fields has the right to acquire through the exercise of stock options, (ii) 15 shares registered in the name of Madison S. Fields (daughter), (iii) 15 shares registered in the name of Mr. Field’s wife, for which Mr. Fields disclaims beneficial ownership, and (iv) 182 shares held in the Company’s 401(k) Profit Sharing Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of February 13, 2007 by each beneficial owner of more than 5.0% of the Company’s common stock based on currently available Schedules 13D and 13G filed with the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Wasatch Advisors, Inc.	461,834	6.73%
150 Social Hall Ave., Ste. 400
Salt Lake City, UT 84111

Financial Stocks Capital Partners III L.P.	433,810	6.32%
507 Carew Tower
441 Vine Street
Cincinnati, Ohio 45202

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Loans to Officers and Directors

Certain directors and officers of the Company and the Bank, members of their immediate families, and corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2006, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectability or present other unfavorable features.

As of December 31, 2006, the amount of loans from the Bank to all officers and directors of the Company and the Bank, and entities in which they are associated, was approximately $13.4 million.

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

In 1984, the Bank entered into a lease with Boush Bank Building Associates, a limited partnership (the “Partnership”), to rent the headquarters building (the “Headquarters”) of the Company and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The general partner of the Partnership is Boush Bank Building Corporation. The limited partners of the Partnership are Edward J. Woodard, Jr., CLBB, Chairman, President, CEO and director of the Company and the Bank, and the estates of George H. Burton and William P. Kellam, former directors. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of Suntrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank’s return on average assets is less than seven-tenths of one percent. Under this provision the Bank has purchased 54.4% of this property for a total of $999.6 thousand. No purchases have been made after 1988. The terms of the lease are not less favorable than could be obtained from a non-related party.

Additionally, in 1998, the Bank entered into a lease with respect to its branch at 1217 Cedar Road, Chesapeake, Virginia with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease. Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and is also a member of the Board of Directors of the Bank and the Company. Richard J. Tavss, also one of the landlords under the lease, is also a member of the Board of Directors of the Bank and the Company. Annual lease payments under the lease currently are $117.7 thousand. The Board of Directors of the Company received two independent appraisals with respect to this property prior to entering into this lease. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

The Bank has also from time to time retained the Norfolk, Virginia law firm of Tavss Fletcher, of which Richard J. Tavss, a director of the Company and the Bank, is senior counsel, to perform certain legal services for the Company and the Bank. During 2006, the Company engaged Anderson & Strudwick, Inc. as the Company’s placement agent for a $27.5 million private placement of its common stock. Laurence C. Fentriss, a director of the Company and the Bank, is President of Anderson & Strudwick Investment Corporation, the parent company of Anderson & Strudwick, Inc. The aggregate placement agent fee was 4.26% of the offering gross proceeds, which amounted to $1.17 million.

Director Independence

The Board has determined that all non-employee directors, which comprise the majority of the Company’s Board, satisfy the independence requirements defined under Rule 4200(a)(15) of the Marketplace Rules of NASDAQ. All members of the Nominating, Audit and Compensation Committee are “independent directors,” as defined by Rule 4200(a)(15) of the Marketplace Rules of NASDAQ, except for Mr. Woodard due to his position as President and Chief Executive Officer of the Parent and the Bank.

Item 14.	Principal Accounting Fees and Services

The following table presents the fees for professional audit services rendered by PKF Witt Mares, PLC for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by PKF Witt Mares, PLC during those periods. All such audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by PKF Witt Mares, PLC was compatible with the maintenance of that firm’s independence in the conduct of their auditing functions.

	Year Ended December 31,
	2006	2005
Audit fees (1)	$124,850	$61,500
Audit-related fees (2)	1,105	1,500
Tax fees (3)	6,575	5,000
All other fees	—	—

	$132,530	$68,000

(1)	Audit fees consist of audit and review services, attestation report on internal controls under SEC rules (for 2006 only), consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of consent opinions issued for filings of Forms S-3 and S-8.
(3)	Tax fees consist of preparation of federal and state tax returns and advise regarding tax compliance issues.

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

During 2006, the Audit Committee pre-approved 100% of non-audit services provided by PKF Witt Mares, PLC. The Audit Committee has considered the provisions of these non-audit services by PKF Witt Mares, PLC and has determined that the services are compatible with maintaining PKF Witt Mares, PLC’s independence.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	The response to this portion of Item 15 is included in Item 8 above.
(a) (2)	The response to this portion of Item 15 is included in Item 8 above.
(a) (3)	Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

3.1	Articles of Incorporation. Filed June 15, 1988, as Exhibit 3.1 to the Registrant’s Form S-4, and incorporated herein by reference.

3.2	Bylaws. Filed June 15, 1988, as Exhibit 3.2 to the Registrant’s Form S-4, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation dated July 28, 1989. Filed March 20, 1990, as Exhibit 3.3 to the Registrant’s Form 10-K, and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation dated November, 2000. Filed as Exhibit with the Company’s Form 10-KSB, and incorporated herein by reference.

3.5	Amendment to Articles of Incorporation dated September 21, 2005. Filed March 30, 2006, as Exhibit 3.5 to the Registrant’s Form 10- K, and incorporated herein by reference.

3.6	Amendment to Articles of Incorporation effective June 30, 2006.*

3.7	Amendment to Articles of Incorporation effective December 29, 2006.*

10.1	Lease. Filed June 15, 1988, as Exhibit 10.1 to the Registrant’s Form S-4, and incorporated herein by reference.

10.5	Bank of the Commonwealth Directors’ Deferred Compensation Plan. Filed February 1, 2002, as Exhibit 4.1 to the Registrant’s Form S-8, and incorporated herein by reference.

10.6	Bank of the Commonwealth Supplemental Executive Retirement Plan. Filed February 1, 2002, as Exhibit 4.2 to the Registrant’s Form S-8, and incorporated herein by reference.

10.7	Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 21, 1989, as Exhibit 10.7 to the Registrant’s Form 10-K, and incorporated herein by reference.

10.10	Amendment to Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 30, 1994, as Exhibit 10.10 to Registrant’s Form 10-K, and incorporated herein by reference.

10.13	Non-Employee Director Stock Compensation Plan. Filed March 30, 1996, as Exhibit 10.13 to Registrant’s form 10-K, and incorporated herein by reference.

10.14	Second amendment to deferred supplemental agreement dated December 27, 1978, with Edward J. Woodard, Jr. Filed April 2, 2001 as Exhibit 10.14 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.20	Amended Employment Agreement dated May 18, 2004 with Simon Hounslow. Filed March 30, 2005 as Exhibit 10.20 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.21	Amended Employment Agreement dated May 18, 2004 with Stephen G. Fields. Filed March 30, 2005 as Exhibit 10.21 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.22	Third Amended and Restated Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. dated July 20, 2004. Filed March 30, 2005 as Exhibit 10.22 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.23	Amended and Restated Deferred Supplemental Compensation Agreement with Simon Hounslow dated May 18, 2004. Filed March 30, 2005 as Exhibit 10.23 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.24	Deferred Supplemental Compensation Agreement with Cynthia A. Sabol dated May 18, 2004. Filed March 30, 2005 as Exhibit 10.24 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.25	Deferred Supplemental Compensation Agreement with Stephen G. Fields dated May 18, 2004. Filed March 30, 2005 as Exhibit 10.25 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.26	Amended Employment Agreement dated November 21, 2006 with Edward J. Woodard, Jr. Filed November 24, 2006 as Exhibit 99.1 to the Registrant’s Form 8-K, and incorporated herein by reference.

10.27	Amended Employment Agreement dated November 21, 2006 with Cynthia A. Sabol. Filed November 24, 2006 as Exhibit 99.2 to the Registrant’s Form 8-K, and incorporated herein by reference.

21.1	Subsidiaries of Registrant. *

23.1	Consent of PKF Witt Mares, PLC. *

24.1	Power of Attorney, included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a). *

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

99.1	Consolidated Financial Statements. *

*Filed	herewith.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date:	March 15, 2007	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman,
President and Chief Executive Officer (Principal Executive Officer)

		by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature below constitutes and appoints Edward J. Woodard, Jr., CLBB and Cynthia A. Sabol, CPA and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

by:	/s/ Edward J. Woodard, Jr., CLBB	Date: March 15, 2007
Edward J. Woodard, Jr., CLBB
Chairman, President and Chief Executive Officer

by:	/s/ E. Carlton Bowyer, Ph.D.	Date: March 15, 2007
E. Carlton Bowyer, Ph.D.
Director

by:	/s/ Laurence C. Fentriss	Date: March 15, 2007
Laurence C. Fentriss
Director

by:	/s/ Morton Goldmeier	Date: March 15, 2007
Morton Goldmeier
Director

by:	/s/ Thomas W. Moss, Jr.	Date: March 15, 2007
Thomas W. Moss, Jr.
Director

by:	/s/ William D. Payne, M.D.	Date: March 15, 2007
William D. Payne, M.D.
Director

by:	/s/ Herbert L. Perlin	Date: March 15, 2007
Herbert L. Perlin
Director

by:	/s/ Richard J. Tavss	Date: March 15, 2007
Richard J. Tavss
Director

by:	/s/ Kenneth J. Young	Date: March 15, 2007
Kenneth J. Young
Director