Form 10-Q
period 2007-03-31
COMMONWEALTH BANKSHARES INC
filed 2007-05-09
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

(757) 446-6900

(Registrant's telephone number, including area code)

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

Common Stock, $2.066 Par Value – 6,878,293 shares as of April 12, 2007

Commonwealth Bankshares, Inc.

		Page
PART I - FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS (unaudited)

	Consolidated Balance Sheets	3
	March 31, 2007
	December 31, 2006

	Consolidated Statements of Income	4
	Three months ended March 31, 2007
	Three months ended March 31, 2006

	Consolidated Statements of Comprehensive Income	5
	Three months ended March 31, 2007
	Three months ended March 31, 2006

	Consolidated Statements of Stockholders’ Equity	6
	Three months ended March 31, 2007
	Year ended December 31, 2006
	Year ended December 31, 2005

	Consolidated Statements of Cash Flows	7
	Three months ended March 31, 2007
	Three months ended March 31, 2006

	Notes to Consolidated Financial Statements	8-11

ITEM 2 –	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-18

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4 –	CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION		20

ITEM 1 –	LEGAL PROCEEDINGS	20

ITEM 1A –	RISK FACTORS	20

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4 –	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5 –	OTHER INFORMATION	20

ITEM 6 –	EXHIBITS	20

SIGNATURES		21

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$10,675,872	$10,567,691
Interest bearing deposits in banks	541,731	427,391
Federal funds sold	6,689,972	2,031,055

Total cash and cash equivalents	17,907,575	13,026,137

Investment securities:
Available for sale, at fair market value	7,042,296	7,206,153
Held to maturity, at amortized cost (fair market value was $469,402 and $476,041, respectively)	464,147	470,265

Total investment securities	7,506,443	7,676,418

Equity securities, restricted, at cost	7,739,650	7,184,850

Loans	697,407,421	669,541,325
Allowance for loan losses	(8,530,202)	(8,144,265)

Loans, net	688,877,219	661,397,060

Premises and equipment, net	15,221,966	12,939,966
Deferred tax assets	4,470,580	4,283,163
Accrued interest receivable	6,083,583	5,373,086
Other assets	3,534,942	3,324,594

Total assets	$751,341,958	$715,205,274

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$46,112,525	$43,045,107
Interest-bearing	464,516,545	444,129,720

Total deposits	510,629,070	487,174,827
Short-term borrowings	96,713,200	88,611,200
Long-term debt	5,322,048	5,348,160
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	1,648,634	1,678,156
Other liabilities	10,396,263	8,548,552

Total liabilities	645,328,215	611,979,895
Stockholders’ Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,878,291 and 6,844,975 shares issued and outstanding in 2007 and 2006, respectively	14,210,550	14,141,719
Additional paid-in capital	64,328,291	63,965,840
Retained earnings	27,471,892	25,123,140
Accumulated other comprehensive income (loss)	3,010	(5,320)

Total stockholders’ equity	106,013,743	103,225,379

Total liabilities and stockholders’ equity	$751,341,958	$715,205,274

See notes to consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Interest and dividend income:
Loans, including fees	$14,330,709	$11,080,681
Investment securities:
Taxable	88,862	95,704
Tax exempt	12,324	16,911
Dividend income, equity securities, restricted	107,487	83,050
Other interest income	37,982	19,402

Total interest and dividend income	14,577,364	11,295,748

Interest expense:
Deposits	4,946,089	3,232,078
Federal Home Loan Bank	1,230,054	961,722
Junior subordinated debt securities	—	90,358
Trust preferred capital notes	322,945	322,945
Long-term debt	53,231	53,366

Total interest expense	6,552,319	4,660,469

Net interest income	8,025,045	6,635,279

Provision for loan losses	430,000	670,000

Net interest income after provision for loan losses	7,595,045	5,965,279

Noninterest income:
Service charges on deposit accounts	224,683	254,060
Other service charges and fees	147,542	120,989
Mortgage brokerage income	350,403	336,263
Title insurance income	216,896	214,025
Investment service income	201,469	116,599
Other	54,972	42,018

Total noninterest income	1,195,965	1,083,954

Noninterest expense:
Salaries and employee benefits	2,494,243	2,068,638
Net occupancy expense	457,065	396,611
Furniture and equipment expense	379,435	335,971
Other operating expense	1,242,736	1,141,452

Total noninterest expense	4,573,479	3,942,672

Income before provision for income taxes and noncontrolling interest	4,217,531	3,106,561
Provision for income taxes	1,451,428	1,055,430

Income before noncontrolling interest	2,766,103	2,051,131
Noncontrolling interest in subsidiary	(5,092)	(5,396)

Net income	$2,761,011	$2,045,735

Basic earnings per share	$0.40	$0.41

Diluted earnings per share	$0.40	$0.36

Dividends paid per share	$0.06	$0.05

Basic weighted average shares outstanding	6,867,731	5,024,484
Diluted weighted average shares outstanding	6,970,373	5,770,583

See notes to consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Net income	$2,761,011	$2,045,735
Other comprehensive income, net of income tax:
Net change in unrealized gain (loss) on securities available for sale	8,330	(15,242)

Comprehensive income	$2,769,341	$2,030,493

See notes to consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2007, and Years Ended December 31, 2006 and 2005

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2005	3,611,601	$7,461,986	$19,321,813	$10,187,132	$53,218	$37,024,149
Comprehensive income:
Net income	—	—	—	6,634,308	—	6,634,308
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(58,789)	(58,789)

Total comprehensive income						6,575,519

Issuance of common stock	147,310	304,360	1,049,696	—	—	1,354,056
Issuance of common stock through private placement	1,170,081	2,417,522	16,108,400	—	—	18,525,922
Cash dividends - $0.1736 per share	—	—	—	(749,627)	—	(749,627)

Balance, December 31, 2005	4,928,992	$10,183,868	$36,479,909	$16,071,813	$(5,571)	$62,730,019
Comprehensive income:
Net income	—	—	—	10,091,629	—	10,091,629
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	251	251

Total comprehensive income						10,091,880

Issuance of common stock	752,522	1,553,717	3,523,022	—	—	5,076,739
Issuance of common stock through private placement	1,163,461	2,404,134	23,867,509	—	—	26,271,643
Stock based compensation expense-options issued	—	—	95,400	—	—	95,400
Cash dividends - $0.1991 per share	—	—	—	(1,040,302)	—	(1,040,302)

Balance, December 31, 2006	6,844,975	$14,141,719	$63,965,840	$25,123,140	$(5,320)	$103,225,379
Comprehensive income:
Net income	—	—	—	2,761,011	—	2,761,011
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	8,330	8,330

Total comprehensive income						2,769,341

Issuance of common stock	33,316	68,831	362,451	—	—	431,282
Cash dividends - $0.06 per share	—	—	—	(412,259)	—	(412,259)

Balance, March 31, 2007	6,878,291	$14,210,550	$64,328,291	$27,471,892	$3,010	$106,013,743

See notes to consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Operating activities:
Net income	$2,761,011	$2,045,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	430,000	670,000
Depreciation and amortization	341,239	298,452
Loss on the sale of premises and equipment	—	245
Net amortization of premiums and accretion of discounts on investments securities	(2,148)	(788)
Deferred tax assets	(191,708)	(348,933)
Net change in:
Accrued interest receivable	(710,497)	(519,040)
Other assets	(210,348)	(279,802)
Accrued interest payable	(29,522)	113,656
Other liabilities	1,967,435	2,106,034

Net cash provided by operating activities	4,355,462	4,085,559

Investing activities:
Purchase of securities available for sale	(10,862)	(9,887)
Purchase of equity securities, restricted	(1,274,800)	(2,975,400)
Net purchase of premises and equipment	(2,623,239)	(803,357)
Net change in loans	(27,847,209)	(53,084,975)
Proceeds from:
Calls and maturities of securities held to maturity	8,393	15,973
Sales and maturities of securities available for sale	187,213	72,759
Sale of equity securities, restricted	720,000	2,299,500
Sale of premises and equipment	—	9,750

Net cash used in investing activities	(30,840,504)	(54,475,637)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	15,025,843	15,865,091
Time deposits	8,415,560	14,498,591
Brokered time deposits	12,840	10,137,000
Short-term borrowings	8,102,000	8,867,000
Principal payments on long-term debt	(26,112)	(27,608)
Dividends reinvested and sale of stock	248,608	201,593
Dividends paid	(412,259)	(249,513)

Net cash provided by financing activities	31,366,480	49,292,154

Net increase (decrease) in cash and cash equivalents	4,881,438	(1,097,924)
Cash and cash equivalents, January 1	13,026,137	13,595,811

Cash and cash equivalents, March 31	$17,907,575	$12,497,887

Supplemental cash flow disclosure:
Interest paid during the period	$6,581,841	$4,546,813

Income taxes paid during the period	$225,000	$332,557

Supplemental noncash disclosure:
Conversion of convertible preferred securities for common stock	$—	$498,065

See notes to consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiary, Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage and Commonwealth Financial Advisors, LLC, are in accordance with accounting principles generally accepted in the United States of America and conform to accepted practices within the banking industry. In December 2006, Commonwealth Bankshares Capital Trust I (“the Trust”) was dissolved. For further discussion see footnote 10 in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation. Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) required that the Company no longer consolidate the Trust. Prior to dissolution the junior subordinated debt of the Trust was reflected as a liability of the Company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note B – Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended
	March 31, 2007	March 31, 2006
Earnings available to common shareholders	$2,761,011	$2,045,735
Weighted average shares outstanding	6,867,731	5,024,484

Basic earnings per common share	$0.40	$0.41

Effect of dilutive securities:
Earnings available to common shareholders	$2,761,011	$2,045,735
Convertible preferred securities interest net of tax effect	—	55,466

Earnings available to common plus assumed conversions	$2,761,011	$2,101,201

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,867,731	5,024,484
Effect of stock options	102,642	100,759
Effect of convertible preferred securities	—	645,340

Diluted average shares outstanding	6,970,373	5,770,583

Diluted earnings per common share	$0.40	$0.36

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2007
Available for sale:
U.S. Government and agency securities	$5,510,605	$7,874	$(11,667)	$5,506,812
Mortgage-backed securities	752,906	5,080	(4,873)	753,113
State and municipal securities	774,224	8,147	—	782,371

	$7,037,735	$21,101	$(16,540)	$7,042,296

Held to maturity:
Mortgage-backed securities	$280,301	$949	$(531)	$280,719
State and municipal securities	183,846	4,837	—	188,683

	$464,147	$5,786	$(531)	$469,402

December 31, 2006
Available for sale:
U.S. Government and agency securities	$5,509,602	$2,489	$(16,514)	$5,495,577
Mortgage-backed securities	790,297	3,111	(7,423)	785,985
State and municipal securities	914,314	10,277	—	924,591

	$7,214,213	$15,877	$(23,937)	$7,206,153

Held to maturity:
Mortgage-backed securities	$288,847	$591	$(599)	$288,839
State and municipal securities	181,418	5,784	—	187,202

	$470,265	$6,375	$(599)	$476,041

Note D - Loans

Major classifications of loans are summarized as follows:

	March 31, 2007	December 31, 2006
Construction and development	$192,786,374	$178,804,545
Commercial	56,389,637	57,091,568
Commercial mortgage	331,096,060	323,729,404
Residential mortgage	103,942,893	97,395,290
Installment loans to individuals	13,740,843	13,027,309
Other	1,155,911	1,266,547

Gross loans	699,111,718	671,314,663
Unearned income	(1,704,297)	(1,773,338)
Allowance for loan losses	(8,530,202)	(8,144,265)

Loans, net	$688,877,219	$661,397,060

Non-performing assets are as follows:
	March 31, 2007	December 31, 2006
Non-accrual loans:
Construction and development	$—	$—
Commercial	847,247	884,149
Commercial mortgage	1,355,346	1,310,000
Residential mortgage	—	—
Installment loans to individuals	956	29,370
Other	—	—

	2,203,549	2,223,519
Loans contractually past-due 90 days or more:
Construction and development	—	—
Commercial	—	—
Commercial mortgage	—	—
Residential mortgage	690,000	—
Installment loans to individuals	22,535	—
Other	—	3,633

	712,535	3,633

Total non-performing loans	$2,916,084	$2,227,152

Allowance as a percentage of non-performing assets	292.52%	365.68%
Non-performing assets as a percentage of total assets	0.39%	0.31%

Note E – Allowance For Loan Losses A summary of transactions in the allowance for loan losses for the three months ended March 31, 2007 and 2006 were as follows:
	March 31, 2007	March 31, 2006
Balance at beginning of year	$8,144,265	$5,523,087
Provision charged to operating expense	430,000	670,000
Loans charged-off	(50,785)	(41,084)
Recoveries of loans previously charged-off	6,722	400

Balance at end of period	$8,530,202	$6,152,403

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	March 31, 2007	December 31, 2006
Land	$345,403	$345,403
Building and improvements	3,040,031	3,040,031
Leasehold improvements	7,266,453	3,391,944
Furniture and equipment	11,092,808	9,907,236
Construction in progress	1,758,475	4,197,094

	23,503,170	20,881,708
Less accumulated depreciation	(8,281,204)	(7,941,742)

	$15,221,966	$12,939,966

Note G – Subsequent Events

On April 17, 2007, the Company declared a $0.06 per share cash dividend payable May 31, 2007, to shareholders of record on May 21, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, four branches in Virginia Beach, two branches in Chesapeake, two branches in Portsmouth and one branch in Powells Point, North Carolina. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Virginia Beach, one mortgage branch office in Gloucester, one mortgage branch office in Richmond, Virginia and one mortgage branch office in Kill Devil Hills, North Carolina. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch in Gloucester, Virginia. Commonwealth Financial Advisors currently has three locations, one in Virginia Beach and two in Norfolk, Virginia.

The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia. The Company’s present intention is to continue concentrating its banking activities in its current market, which the Company believes, is an attractive area in which to operate.

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting period and should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006.

In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated, including risks associated with general economic conditions and interest rate trends. These forward looking statements include, but are not limited to, statements regarding management's expectations that the Company will continue to experience growth in core operating earnings, improved credit quality and increased service fee income, and that the Company may pay cash dividends in the future. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not have any uncertain tax positions, and therefore adoption of FIN 48 effective January 1, 2007 did not impact our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits all entities to measure eligible items at fair value. Eligible items include recognized financial assets and financial liabilities with exceptions, firm commitments involving financial instruments, nonfinancial insurance contracts and warranties paid to a third party, and host financial instruments resulting from separation of an embedded nonfinancial instrument. The Amendment to FASB Statement 115 also provides the fair value measurement to all entities with available-for-sale and trading securities. Statement 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

Stock Compensation Plans

The Company adopted the provisions of SFAS No. 123(R), Share-Based Payments, on January 1, 2006 using the modified prospective method. Under this method, stock-based awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with the provisions of SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation. Share-based compensation expense is recorded in salary and employee benefits. Prior to the adoption of SFAS No. 123(R), the Company accounted for its share-based compensation under the intrinsic value method as permitted by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, the Company previously recognized no compensation expense for employee stock options that were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant.

Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the three months ended March 31, 2007 and 2006, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

See Note 20 - Stock Based Compensation Plans, in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information related to stock based compensation.

Financial Condition

Total assets at March 31, 2007 reached a new high of $751.3 million, up 5.1% or $36.1 million from $715.2 million at December 31, 2006. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $697.4 million, up $27.9 million or 4.2% from December 31, 2006. The low interest rate environment, our strong local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company.

As of March 31, 2007, 83.0% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 57.1% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 2007, 62.2% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the first quarter of 2007 with deposits at March 31, 2007 reaching a record $510.6 million, an increase of $23.5 million from December 31, 2006. Noninterest-bearing demand deposits increased by $3.1 million or 7.1% and interest-bearing deposits increased by $20.4 million or 4.6%. Time deposits, excluding broker certificates of deposit, increased $8.4 million during the first three months of 2007, with interest-bearing demand and savings accounts increasing $12.2 million and decreasing $267.5 thousand, respectively. Management believes the growth in deposits is a result of the new branch locations, increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special promotions, product enhancements and offering unsurpassed service. The Company’s deposits are predominantly provided by individuals and businesses located within communities served.

As of March 31, 2007, short-term borrowings (advances from FHLB) were $96.7 million, compared to $88.6 million outstanding on December 31, 2006. The increase in short-term borrowings was primarily a result of our loan demand continuing to increase at a faster pace than our deposit growth.

Results of Operation

During the first three months of 2007, the Company had net income of $2.8 million, an increase of 35.0% over the $2.0 million reported in the first three months of 2006. On a per share basis, diluted earnings was $0.40 for the three months ended March 31, 2007, up $0.04 or 11.1% from the $0.36 reported in the comparable period of 2006.

Profitability as measured by the Company’s return on average assets (ROA) was 1.54% and 1.45% for the three months ended March 31, 2007 and 2006, respectively. ROA was impacted by the increase in net income of 35.0% which was offset by an increase in average assets of $155.6 million or 27.2% from March 31, 2006 to March 31, 2007. The return on average equity (ROE) was 10.75% and 13.00% for the three months ended March 31, 2007 and 2006, respectively. The decrease in ROE is the result of the increase in net income which was offset by the significant growth in average equity of $40.4 million or 63.3% from March 31, 2006 to March 31, 2007. The substantial growth in average equity is the result of the $27.5 million in additional capital raised by the Company during the third quarter of 2006 through a private placement of its common stock, and the record 52.1% and 35.0% increase in net income for the year ended December 31, 2006 and quarter ended March 31, 2007, respectively.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income reached our second highest quarterly total of $8.0 million for the three months ended March 31, 2007, an increase of $1.4 million or 20.9% over the comparable period in 2006.

Total interest and dividend income was $14.6 million for the three months ended March 31, 2007, an increase of $3.3 million or 29.1% over the same period of 2006. Strong loan demand continued into the first quarter of 2007 generating record increases in interest income. Interest income on loans, including fees, increased $3.3 million or 29.3% to $14.3 million for the three months ended March 31, 2007 as compared to the same time period in 2006.

Interest expense of $6.6 million for the three months ended March 31, 2007 represented a $1.9 million increase from the comparable period in 2006. The increase was primarily attributable to the substantial increase in the Company’s average interest bearing liabilities, along with the increase in overall rates paid on these liabilities as a result of the rising interest rate environment along with the strong competition for local deposits, which lead to increased rates on deposit accounts. Year to date average interest bearing liabilities increased $111.7 million or 24.3% from March 31, 2006 to March 31, 2007, while the overall rates paid on these liabilities increased 54 basis points to 4.65%.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 4.65% during the first three months of 2007 as compared to 4.88% for the same period in 2006. This slight decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the prevailing interest rate environment and changes in volume.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At March 31, 2007, the Company had total allowance for loan losses of $8.5 million or 1.22% of total loans. As a result of the growth in the loan portfolio, the Company made provisions for loan losses of $430,000 for the first three months of 2007, compared to $670,000 for the same period of 2006. Loan charge-offs for the three months ended March 31, 2007 totaled $50,785 and recoveries for the same period totaled $6,722.

Despite the rapid growth in the Company’s loan portfolio, asset quality remains exceptional. Non-performing assets were $2.9 million or 0.39% of total assets at March 31, 2007, compared to $2.2 million or 0.31% of total assets at December 31, 2006. Non-accrual loans at March 31, 2007 consisted of 11 loans which totaled $2.2 million. The majority of the non-accrual loans are making monthly payments and in most cases are secured with workout arrangements currently in place. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the three months ended March 31, 2007 equaled $1.2 million, an increase of $112.0 thousand over the $1.1 million reported for the three months ended March 31, 2006. Revenues generated from the formation of the investment company (fourth quarter 2005) contributed $201.5 thousand to noninterest income for the three months ended March 31, 2007, compared to $116.6 thousand for the comparable time frame in 2006.

Noninterest expense represents the overhead expenses of the Company. Costs associated with handling our substantial asset and liability growth resulted in increases to almost every component of noninterest expense. Noninterest expense for the three months ended March 31, 2007 totaled $4.6 million, an increase of $630.8 thousand over the $3.9 million recorded during the quarter ended March 31, 2006.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more drivers and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) improved to 49.53% for the three months ended March 31, 2007, compared to 51.00% for the comparable period in 2006.

Salaries and employee benefits, the largest component of noninterest expense, increased by $425.6 thousand or 20.6% over the $2.1 million reported during the first three months of 2006. This increase was driven by annual merit increases, the addition of several new positions, including the additional staff needed to operate the Bank’s two new branches which were opened in the first part of 2007 and the branch which opened in the second quarter of 2006, an increase in certain employee benefit costs, the expansion of the Investment Company and the Mortgage Company. Occupancy expense increased $60.5 thousand for the three months ended March 31, 2007 as compared to same period in 2006. This increase relates to the opening of the Bank’s Ocean View branch in its new permanent facility, the addition of the two branch locations in the first quarter of 2007, the addition of the private bank center which opened in the second quarter of 2006 and the expansion of our subsidiaries as mentioned above. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $101.3 thousand for the three months ended March 31, 2007 to $1.2 million or 8.9% over the comparable period for 2006. The major part of this increase is the result of the Company’s continued investment in an extensive multimedia advertising campaign utilizing billboards, radio and newspaper to promote and reinforce its presence throughout Southside Hampton Roads. For the three months ended March 31, 2007, advertising and marketing expense increased $55.5 thousand or 19.4% over the comparable period for 2006.

Capital Resources

Total stockholders’ equity for the Company increased to $106.0 million from $103.2 million or 2.7% from December 31, 2006 to March 31, 2007. Contributing to the overall increase in total stockholders’ equity was our strong earnings of $2.8 million for the first three months of 2007.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At March 31, 2007, the Bank’s risk-adjusted capital ratios were 14.18% for Tier 1 and 15.40% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of March 31, 2007.

In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Bank’s capital position. Several measures have been or will be employed to maintain the Bank’s strong capital position, including but not limited to continuing its efforts to return all non-performing assets to performing status, monitoring the Bank's growth and continued utilization of its formal asset/liability policy.

Cash Dividends

In compliance with the Company’s dividend payout policy, on February 28, 2007, the Company paid a cash dividend of 6.0 cents per share, totaling $412.3 thousand. On February 28, 2006, the Company paid a cash dividend of 4.95 cents per share, totaling $249.5 thousand.

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

One technique the Company uses in managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At March 31, 2007, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within the same period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $19.5 million, or 2.59% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of interest bearing liabilities. At December 31, 2006, the Company’s one year “positive gap” was approximately $36.6 million, or 5.12% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at March 31, 2007 and December 31, 2006 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	March 31, 2007
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$1,148	$1,010	$4,481	$867	$7,506
Equity securities, restricted, at cost	—	—	—	7,740	7,740
Loans	325,725	33,989	226,924	112,474	699,112
Interest bearing deposits in banks	542	—	—	—	542
Federal funds sold	6,690	—	—	—	6,690

Total	$334,105	$34,999	$231,405	$121,081	$721,590
Cumulative totals	334,105	369,104	600,509	721,590

Interest Bearing Liabilities:
Deposits:
Demand	$92,306	$—	$—	$—	$92,306
Savings	6,902	—	—	—	6,902
Time deposits, $100,000 and over	15,747	32,917	40,889	4,029	93,582
Other time deposits	31,359	73,345	153,602	13,421	271,727
Short-term borrowings	96,713	—	—	—	96,713
Long-term debt	322	—	5,000	—	5,322
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$243,349	$106,262	$220,110	$17,450	$587,171
Cumulative totals	243,349	349,611	569,721	587,171

Interest sensitivity gap	$90,756	$(71,263)	$11,295	$103,631	$134,419
Cumulative interest sensitivity gap	$90,756	$19,493	$30,788	$134,419

Cumulative interest sensitivity gap as a percentage of total assets	12.08%	2.59%	4.10%	17.89%

Interest Rate Sensitivity Analysis

	December 31, 2006
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$189	$510	$6,416	$561	$7,676
Equity securities, restricted, at cost	—	—	—	7,185	7,185
Loans	317,206	24,097	222,713	107,299	671,315
Interest bearing deposits in banks	427	—	—	—	427
Federal funds sold	2,031	—	—	—	2,031

Total	$319,853	$24,607	$229,129	$115,045	$688,634
Cumulative totals	319,853	344,460	573,589	688,634

Interest Bearing Liabilities:
Deposits:
Demand	$80,080	$—	$—	$—	$80,080
Savings	7,170	—	—	—	7,170
Time deposits, $100,000 and over	1,693	41,459	39,894	6,908	89,954
Other time deposits	10,577	77,906	162,506	15,937	266,926
Short-term borrowings	88,611	—	—	—	88,611
Long-term debt	348	—	5,000	—	5,348
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$188,479	$119,365	$228,019	$22,845	$558,708
Cumulative totals	188,479	307,844	535,863	558,708

Interest sensitivity gap	$131,374	$(94,758)	$1,110	$92,200	$129,926
Cumulative interest sensitivity gap	$131,374	$36,616	$37,726	$129,926

Cumulative interest sensitivity gap as a percentage of total assets	18.37%	5.12%	5.27%	18.17%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of March 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal proceedings

As of March 31, 2007, there were no legal proceedings against the Company.

Item 1A.	Risk factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered sales of equity securities and use of proceeds

There were no changes in the Company’s securities during the quarter.

Item 3.	Defaults upon senior securities

There were no defaults upon senior securities during the quarter.

Item 4.	Submission of matters to a vote of security holders

There was no submission of matters to vote of security holders during the quarter.

Item 5.	Other information

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: May 7, 2007	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board, President and Chief Executive Officer

Date: May 7, 2007	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President, & Chief Financial Officer