Form 10-Q
period 2007-06-30
COMMONWEALTH BANKSHARES INC
filed 2007-08-09
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 000-17377

COMMONWEALTH BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1460991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

403 Boush Street Norfolk, Virginia	23510
(Address of principal executive offices)	(Zip Code)

(757) 446-6900

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $2.066 Par Value – 6,897,028 shares as of July 18, 2007

Commonwealth Bankshares, Inc.

Page
PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
June 30, 2007
December 31, 2006

Consolidated Statements of Income	4
Three months ended June 30, 2007
Three months ended June 30, 2006
Six months ended June 30, 2007
Six months ended June 30, 2006

Consolidated Statements of Comprehensive Income	5
Six months ended June 30, 2007
Six months ended June 30, 2006

Consolidated Statements of Stockholders’ Equity	6
Six months ended June 30, 2007
Year ended December 31, 2006
Year ended December 31, 2005

Consolidated Statements of Cash Flows	7
Six months ended June 30, 2007
Six months ended June 30, 2006

Notes to Consolidated Financial Statements	8 – 11

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 – 18

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4 – CONTROLS AND PROCEDURES	19

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	20

ITEM 1A – RISK FACTORS	20

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5 – OTHER INFORMATION	20

ITEM 6 – EXHIBITS	20

SIGNATURES	21

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$12,627,161	$10,567,691
Interest bearing deposits in banks	699,497	427,391
Federal funds sold	864,613	2,031,055

Total cash and cash equivalents	14,191,271	13,026,137

Investment securities:
Available for sale, at fair market value	6,466,637	7,206,153
Held to maturity, at amortized cost (fair market value was $444,437 and $476,041, respectively)	442,094	470,265

Total investment securities	6,908,731	7,676,418

Equity securities, restricted, at cost	8,019,450	7,184,850

Loans	720,997,241	669,541,325
Allowance for loan losses	(8,782,247)	(8,144,265)

Loans, net	712,214,994	661,397,060

Premises and equipment, net	18,650,481	12,939,966
Deferred tax assets	4,613,109	4,283,163
Accrued interest receivable	5,800,391	5,373,086
Other assets	3,975,821	3,324,594

Total assets	$774,374,248	$715,205,274

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$49,960,371	$43,045,107
Interest-bearing	475,784,642	444,129,720

Total deposits	525,745,013	487,174,827

Short-term borrowings	82,929,500	88,611,200
Long-term debt	25,322,048	5,348,160
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,320,175	1,678,156
Other liabilities	8,638,135	8,548,552

Total liabilities	665,573,871	611,979,895
Stockholders’ Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,897,028 and 6,844,975 shares issued and outstanding in 2007 and 2006, respectively	14,249,260	14,141,719
Additional paid-in capital	64,580,289	63,965,840
Retained earnings	29,986,853	25,123,140
Accumulated other comprehensive loss	(16,025)	(5,320)

Total stockholders’ equity	108,800,377	103,225,379

Total liabilities and stockholders’ equity	$774,374,248	$715,205,274

See accompanying notes to consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest and dividend income:
Loans, including fees	$15,340,443	$12,751,472	$29,671,152	$23,832,153
Investment securities:
Taxable	88,813	97,265	177,675	192,969
Tax exempt	11,297	16,731	23,621	33,642
Dividend income, equity securities, restricted	119,769	96,133	227,256	179,183
Other interest income	26,096	29,819	64,078	49,221

Total interest and dividend income	15,586,418	12,991,420	30,163,782	24,287,168

Interest expense:
Deposits	5,202,654	3,961,708	10,148,743	7,193,786
Federal Home Loan Bank	1,206,653	1,072,555	2,436,707	2,034,277
Junior subordinated debt securities	—	75,690	—	166,048
Trust preferred capital notes	326,534	333,710	649,479	656,655
Long-term debt	185,672	54,149	238,903	107,515

Total interest expense	6,921,513	5,497,812	13,473,832	10,158,281

Net interest income	8,664,905	7,493,608	16,689,950	14,128,887
Provision for loan losses	285,000	750,000	715,000	1,420,000

Net interest income after provision for loan losses	8,379,905	6,743,608	15,974,950	12,708,887

Noninterest income:
Service charges on deposit accounts	252,679	294,162	477,362	548,222
Other service charges and fees	173,048	129,614	320,590	250,603
Mortgage brokerage income	376,569	428,006	726,972	764,269
Title insurance income	228,180	262,112	445,076	476,137
Investment service income	214,950	117,816	416,419	234,415
Other	55,820	35,080	110,792	77,098

Total noninterest income	1,301,246	1,266,790	2,497,211	2,350,744

Noninterest expense:
Salaries and employee benefits	2,728,597	2,236,507	5,222,840	4,305,145
Net occupancy expense	568,646	389,379	1,025,711	785,990
Furniture and equipment expense	384,845	337,804	764,280	673,775
Other operating expense	1,453,208	1,227,225	2,695,944	2,368,677

Total noninterest expense	5,135,296	4,190,915	9,708,775	8,133,587

Income before provision for income taxes and noncontrolling interest	4,545,855	3,819,483	8,763,386	6,926,044
Provision for income taxes	1,613,502	1,296,553	3,064,930	2,351,983

Income before noncontrolling interest	$2,932,353	$2,522,930	$5,698,456	$4,574,061
Noncontrolling interest in subsidiary	$(4,695)	$(8,392)	$(9,787)	$(13,788)

Net income	$2,927,658	$2,514,538	$5,688,669	$4,560,273

Basic earnings per share	$0.43	$0.49	$0.83	$0.90

Diluted earnings per share	$0.42	$0.44	$0.82	$0.81

Dividends paid per share	$0.06	$0.05	$0.12	$0.10

Basic weighted average shares outstanding	6,884,048	5,101,383	6,875,935	5,063,146
Diluted weighted average shares outstanding	6,957,823	5,793,444	6,968,782	5,775,735

See accompanying notes to consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Six months ended
	June 30, 2007	June 30, 2006
Net income	$5,688,669	$4,560,273
Other comprehensive income, net of income tax:
Net change in unrealized loss on securities available for sale	(10,705)	(52,726)

Comprehensive income	$5,677,964	$4,507,547

See accompanying notes to consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2007, and Years Ended December 31, 2006 and 2005

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2005	3,611,601	$7,461,986	$19,321,813	$10,187,132	$53,218	$37,024,149

Comprehensive income:
Net income	—	—	—	6,634,308	—	6,634,308
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(58,789)	(58,789)

Total comprehensive income						6,575,519

Issuance of common stock	147,310	304,360	1,049,696	—	—	1,354,056
Issuance of common stock through private placement	1,170,081	2,417,522	16,108,400	—	—	18,525,922
Cash dividends - $0.1736 per share	—	—	—	(749,627)	—	(749,627)

Balance, December 31, 2005	4,928,992	$10,183,868	$36,479,909	$16,071,813	$(5,571)	$62,730,019

Comprehensive income:
Net income	—	—	—	10,091,629	—	10,091,629
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	251	251

Total comprehensive income						10,091,880

Issuance of common stock	752,522	1,553,717	3,523,022	—	—	5,076,739
Issuance of common stock through private placement	1,163,461	2,404,134	23,867,509	—	—	26,271,643
Stock based compensation expense - options issued	—	—	95,400	—	—	95,400
Cash dividends - $0.1991 per share	—	—	—	(1,040,302)	—	(1,040,302)

Balance, December 31, 2006	6,844,975	$14,141,719	$63,965,840	$25,123,140	$(5,320)	$103,225,379

Comprehensive income:
Net income	—	—	—	5,688,669	—	5,688,669
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(10,705)	(10,705)

Total comprehensive income						5,677,964

Issuance of common stock	52,053	107,541	614,449	—	—	721,990
Cash dividends - $0.12 per share	—	—	—	(824,956)	—	(824,956)

Balance, June 30, 2007	6,897,028	$14,249,260	$64,580,289	$29,986,853	$(16,025)	$108,800,377

See accompanying notes to consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2007	June 30, 2006
Operating activities:
Net income	$5,688,669	$4,560,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	715,000	1,420,000
Depreciation and amortization	706,685	599,298
(Gain) Loss on the sale of premises and equipment	(861)	245
Net amortization of premiums and accretion of discounts on investments securities	(4,277)	(2,290)
Deferred tax assets	(324,431)	(901,421)
Net change in:
Accrued interest receivable	(427,305)	(1,138,927)
Other assets	(651,227)	(1,185,920)
Accrued interest payable	642,019	351,951
Other liabilities	265,299	2,625,221

Net cash provided by operating activities	6,609,571	6,328,430

Investing activities:
Purchase of securities available for sale	(21,730)	(19,766)
Purchase of equity securities, restricted	(4,652,200)	(6,655,985)
Net purchase of premises and equipment	(6,426,839)	(1,916,371)
Net change in loans	(51,439,708)	(103,696,305)
Proceeds from:
Calls and maturities of securities held to maturity	32,587	23,437
Sales and maturities of securities available for sale	744,887	284,909
Sale of equity securities, restricted	3,817,600	5,345,535
Sale of premises and equipment	10,500	9,750

Net cash used in investing activities	(57,934,903)	(106,624,796)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	8,627,686	31,563,156
Time deposits	6,664,660	23,160,837
Brokered time deposits	23,277,840	36,156,000
Short-term borrowings	(5,681,700)	10,851,600
Increase in long-term debt	20,000,000	—
Principal payments on long-term debt	(26,112)	(29,132)
Dividends reinvested and sale of stock	453,048	347,327
Dividends paid	(824,956)	(503,492)

Net cash provided by financing activities	52,490,466	101,546,296

Net increase in cash and cash equivalents	1,165,134	1,249,930
Cash and cash equivalents, January 1	13,026,137	13,595,811

Cash and cash equivalents, June 30	$14,191,271	$14,845,741

Supplemental cash flow disclosure:
Interest paid during the period	$12,831,813	$9,806,330

Income taxes paid during the period	$3,505,000	$3,067,877

Supplemental noncash disclosure:
Conversion of convertible preferred securities for common stock	$—	$1,052,331

See accompanying notes to consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2007

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiary, Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage and Commonwealth Financial Advisors, LLC, are in accordance with accounting principles generally accepted in the United States of America and conform to accepted practices within the banking industry. In December 2006, Commonwealth Bankshares Capital Trust I (“the Trust”) was dissolved. For further discussion see footnote 10 in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The accompanying (unaudited) consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note B – Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earnings available to common shareholders	$2,927,658	$2,514,538	$5,688,669	$4,560,273
Weighted average shares outstanding	6,884,048	5,101,383	6,875,935	5,063,146

Basic earnings per common share	$0.43	$0.49	$0.83	$0.90

Effect of dilutive securities:
Earnings available to common shareholders	$2,927,658	$2,514,538	$5,688,669	$4,560,273
Convertible preferred securities interest, net of tax effect	—	48,149	—	103,615

Earnings available to common plus assumed conversion	$2,927,658	$2,562,687	$5,688,669	$4,663,888

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,884,048	5,101,383	6,875,935	5,063,146
Effect of stock options	73,775	116,796	92,847	102,480
Effect of convertible preferred securities	—	575,265	—	610,109

Diluted average shares outstanding	6,957,823	5,793,444	6,968,782	5,775,735

Diluted earnings per common share	$0.42	$0.44	$0.82	$0.81

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2007

Available for sale:
U.S. Government and agency securities	$5,010,682	$—	$(26,414)	$4,984,268
Mortgage-backed securities	705,996	4,085	(5,222)	704,859
State and municipal securities	774,241	3,269	—	777,510

	$6,490,919	$7,354	$(31,636)	$6,466,637

Held to maturity:
Mortgage-backed securities	$255,787	$143	$(778)	$255,152
State and municipal securities	186,307	2,978	—	189,285

	$442,094	$3,121	$(778)	$444,437

December 31, 2006

Available for sale:
U.S. Government and agency securities	$5,509,602	$2,489	$(16,514)	$5,495,577
Mortgage-backed securities	790,297	3,111	(7,423)	785,985
State and municipal securities	914,314	10,277	—	924,591

	$7,214,213	$15,877	$(23,937)	$7,206,153

Held to maturity:
Mortgage-backed securities	$288,847	$591	$(599)	$288,839
State and municipal securities	181,418	5,784	—	187,202

	$470,265	$6,375	$(599)	$476,041

Note D – Loans

Major classifications of loans are summarized as follows:

	June 30, 2007	December 31, 2006
Construction and development	$203,689,611	$178,804,545
Commercial	64,360,025	57,091,568
Commercial mortgage	331,520,913	323,729,404
Residential mortgage	107,866,786	97,395,290
Installment loans to individuals	13,940,697	13,027,309
Other	1,331,387	1,266,547

Gross loans	722,709,419	671,314,663
Unearned income	(1,712,178)	(1,773,338)
Allowance for loan losses	(8,782,247)	(8,144,265)

Loans, net	$712,214,994	$661,397,060

Non-performing assets are as follows:
	June 30, 2007	December 31, 2006
Non-accrual loans:
Construction and development	$—	$—
Commercial	911,950	884,149
Commercial mortgage	1,435,224	1,310,000
Residential mortgage	690,000	—
Installment loans to individuals	25,604	29,370
Other	—	—

	3,062,778	2,223,519

Loans contractually past-due 90 days or more:
Construction and development	62,045	—
Commercial	—	—
Commercial mortgage	—	—
Residential mortgage	522,750	—
Installment loans to individuals	101,781	—
Other	11,610	3,633

	698,186	3,633

Total non-performing loans	$3,760,964	$2,227,152

Allowance as a percentage of non-performing assets	233.51%	365.68%
Non-performing assets as a percentage of total assets	0.49%	0.31%
Note E – Allowance For Loan Losses
A summary of transactions in the allowance for loan losses for the six months ended June 30, 2007 and 2006 were as follows:
	June 30, 2007	June 30, 2006
Balance at beginning of year	$8,144,265	$5,523,087
Provision charged to operating expense	715,000	1,420,000
Loans charged-off	(85,467)	(61,791)
Recoveries of loans previously charged-off	8,449	525

Balance at end of period	$8,782,247	$6,881,821

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	June 30, 2007	December 31, 2006
Land	$345,403	$345,403
Building and improvements	3,380,659	3,040,031
Leasehold improvements	9,191,196	3,391,944
Furniture and equipment	11,723,050	9,907,236
Construction in progress	2,632,444	4,197,094

	27,272,752	20,881,708
Less accumulated depreciation	(8,622,271)	(7,941,742)

	$18,650,481	$12,939,966

Note G – Subsequent Events

On July 17, 2007, the Company declared a $0.08 per share cash dividend payable August 31, 2007, to shareholders of record on August 20, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, four branches in Virginia Beach, four branches in Chesapeake, two branches in Portsmouth, one branch in Powells Point, North Carolina and one branch in Waves, North Carolina. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Virginia Beach, one mortgage branch office in Gloucester, one mortgage branch office in Richmond, Virginia and one mortgage branch office in Kill Devil Hills, North Carolina. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch in Suffolk, Virginia. Commonwealth Financial Advisors currently has three locations, one in Virginia Beach and two in Norfolk, Virginia.

The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia and Eastern North Carolina. The Company’s present intention is to continue concentrating its banking activities in its current market, which the Company believes, is an attractive area in which to operate.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not have any uncertain tax positions, and therefore adoption of FIN 48 effective January 1, 2007 did not impact our consolidated financial statements.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“Statement 159”). Statement 159 permits all entities to measure eligible items at fair value. Eligible items include recognized financial assets and financial liabilities with exceptions, firm commitments involving financial instruments, nonfinancial insurance contracts and warranties paid to a third party, and host financial instruments resulting from separation of an embedded nonfinancial instrument. The Amendment to FASB Statement 115 also provides the fair value measurement to all entities with available-for-sale and trading securities. Statement 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

Stock Compensation Plans

The Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments”, on January 1, 2006 using the modified prospective method. Under this method, stock-based awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with the provisions of SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation”. Share-based compensation expense is recorded in salary and employee benefits. Prior to the adoption of SFAS No. 123(R), the Company accounted for its share-based compensation under the intrinsic value method as permitted by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, the Company previously recognized no compensation expense for employee stock options that were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant.

Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the six months ended June 30, 2007 and 2006, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

See Note 20 - Stock Based Compensation Plans, in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information related to stock based compensation.

Financial Condition

Total assets at June 30, 2007 reached a new high of $774.4 million, up 8.3% or $59.2 million from $715.2 million at December 31, 2006. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $721.0 million, up $51.5 million or 7.7% from December 31, 2006. The low interest rate environment, our strong local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company.

As of June 30, 2007, 83.0% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 55.3% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 2007, 60.8% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the second quarter of 2007 with deposits at June 30, 2007 reaching a record $525.7 million, an increase of $38.6 million from December 31, 2006. Noninterest-bearing demand deposits increased by $6.9 million or 16.1% and interest-bearing deposits increased by $31.7 million or 7.1%. Time deposits, excluding broker certificates of deposit, increased $6.7 million during the first six months of 2007, with interest-bearing demand and savings accounts increasing $2.2 million and decreasing $523.9 thousand, respectively. To support our growth and liquidity needs, the Company added $23.3 million in broker certificates of deposit during the first six months of 2007 bringing our total to $140.5 million at June 30, 2007. Management believes the growth in deposits is a result of the new branch locations, increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special promotions, product enhancements and offering unsurpassed service. The Company’s deposits are predominantly provided by individuals and businesses located within communities served.

As of June 30, 2007, short-term borrowings (advances from FHLB) were $82.9 million, compared to $88.6 million outstanding on December 31, 2006. While our loan demand continued to increase at a faster pace than our deposit growth, the decrease in short-term borrowings was primarily a result of the Company taking advantage of the low interest rate environment with a long-term convertible advance from FHLB in the amount of $20.0 million. This advance matures in May 2017 and has a rate of 4.024%.

Results of Operation

During the first six months of 2007, the Company had net income of $5.7 million, an increase of 24.7% over the $4.6 million reported in the first six months of 2006. On a per share basis, diluted earnings was $0.82 for the six months ended June 30, 2007, up $0.01 or 1.23% from the $0.81 reported in the comparable period of 2006. Net income for the quarter ended June 30, 2007 totaled $2.9 million, an increase of 16.4% or $413.1 thousand over the amount reported in the second quarter of 2006. Diluted earnings per share equaled $0.42 for the three months ended June 30, 2007 compared to $0.44 for the same period in 2006. Earnings per share comparisons were affected by a greater number of shares outstanding in the 2007 periods as a result of the 1.2 million shares of common stock issued in October 2006 from the completion of a $27.5 million private placement of the Company’s common stock.

Profitability as measured by the Company’s return on average assets (ROA) was 1.54% and 1.53% for the six months ended June 30, 2007 and 2006, respectively. ROA was impacted by the increase in net income of 24.7% which was offset by an increase in average assets of $142.0 million or 23.6% from June 30, 2006 to June 30, 2007. The return on average equity (ROE) was 10.87% and 14.11% for the six months ended June 30, 2007 and 2006, respectively. The decrease in ROE is the result of the increase in net income which was offset by the significant growth in average equity of $40.3 million or 61.8% from June 30, 2006 to June 30, 2007. The substantial growth in average equity is the result of the $27.5 million in additional capital raised by the Company in October 2006, and the record 52.1% and 24.7% increase in net income for the year ended December 31, 2006 and six months ended June 30, 2007, respectively. For the quarter ended June 30, 2007, ROA was 1.54% and ROE was 10.99%.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest- bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income reached a total of $16.7 million for the six months ended June 30, 2007, an increase of $2.6 million or 18.1% over the comparable period in 2006. For the quarter ended June 30, 2007, net interest income reached our highest quarterly total of $8.7 million, an increase of $1.2 million or 15.6% over the comparable period in 2006.

Total interest and dividend income was $30.2 million for the six months ended June 30, 2007, an increase of $5.9 million or 24.2% over the same period of 2006. Strong loan demand continued into the second quarter of 2007 generating record increases in interest income. Interest income on loans, including fees, increased $5.8 million or 24.5% to $29.7 million for the six months ended June 30, 2007 and $2.6 million or 20.3% to $15.3 million for the three months ended June 30, 2007 as compared to the same time periods in 2006, respectively.

Interest expense of $13.5 million for the six months ended June 30, 2007 represented a $3.3 million increase from the comparable period in 2006. Interest expense for the second quarter of 2007 was $6.9 million, up $1.4 million from the quarter ended June 30, 2006. The increase was primarily attributable to the substantial increase in the Company’s average interest bearing liabilities, along with the increase in overall rates paid on these liabilities as a result of the rising interest rate environment along with the strong competition for local deposits, which lead to increased rates on deposit accounts. Year to date average interest bearing liabilities increased $99.7 million or 20.6% from June 30, 2006 to June 30, 2007, while the overall rates paid on these liabilities increased 42 basis points to 4.65%.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 4.71% during the first six months of 2007 as compared to 4.91% for the same period in 2006. This slight decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the prevailing interest rate environment and changes in volume. For the quarter ended June 30, 2007, the net interest margin was 4.77% compared to 4.94% for the second quarter in 2006.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At June 30, 2007, the Company had total allowance for loan losses of $8.8 million or 1.22% of total loans, compared to $6.9 million or 1.12% of total loans at June 30, 2006. As a result of the growth in the loan portfolio and our strong asset quality, the Company made provisions for loan losses of $715.0 thousand for the first six months of 2007, compared to $1.4 million for the same period of 2006. Loan charge-offs for the six months ended June 30, 2007 totaled $85.5 thousand and recoveries for the same period totaled $8.4 thousand.

Despite the rapid growth in the Company’s loan portfolio, asset quality remains exceptional. Non-performing assets were $3.8 million or 0.49% of total assets at June 30, 2007, compared to $2.2 million or 0.31% of total assets at December 31, 2006. Non-performing assets at June 30, 2007 consisted of 19 loans. $3.0 million or 79.2% of the total consists of four (4) loans which are fully secured and management does not expect any losses associated with these credits. The largest of the four loans is $1.3 million, which is fully secured by real estate and is scheduled to be repaid prior to the end of the third quarter. The remaining $0.8 million in non- performing assets represents fifteen (15) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the six months ended June 30, 2007 equaled $2.5 million, an increase of $146.5 thousand over the $2.4 million reported for the six months ended June 30, 2006. For the three months ended June 30, 2007, noninterest income was $1.3 million, up $34.5 thousand or 2.7% over the comparable period in 2006. Revenues generated from the formation of the investment company (fourth quarter 2005) contributed $416.4 thousand and $215.0 thousand to noninterest income for the six months and three months ended June 30, 2007, respectively.

Noninterest expense represents the overhead expenses of the Company. Costs associated with handling our substantial asset and liability growth, as well as the branch expansion, resulted in increases to almost every component of noninterest expense. Noninterest expense for the six months ended June 30, 2007 totaled $9.7 million, an increase of $1.6 million over the $8.1 million recorded during the quarter ended June 30, 2006.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating additional sources and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was only slightly affected by the new branch additions. The efficiency ratio was 50.54% and 51.47% for the six months and three months ended June 30, 2007, as compared to 49.37% and 47.92% for the comparable periods in 2006.

Salaries and employee benefits, the largest component of noninterest expense, increased by $917.7 thousand or 21.3% over the $4.3 million reported during the first six months of 2006. For the quarter ended June 30, 2007, salaries and employee benefits increased $492.1 thousand to $2.7 million as compared to $2.2 million for the quarter ended June 30, 2006. This increase was driven by annual merit increases, the addition of several new positions, including the additional staff needed to operate the Bank’s five new branches which were opened in 2007 and the branch which opened in the second quarter of 2006, an increase in certain employee benefit costs, the expansion of the Investment Company and the Mortgage Company. Occupancy expense increased $239.7 thousand for the six months ended June 30, 2007 as compared to same period in 2006. This increase relates to the opening of the Bank’s Ocean View branch in its new permanent facility, the addition of the five branch locations in 2007, the addition of the private bank center which opened in the second quarter of 2006 and the expansion of our subsidiaries as mentioned above. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $ 327.3 thousand for the six months ended June 30, 2007 to $2.7 million or 13.8% over the comparable period for 2006. The major part of this increase is the result of the Company’s continued investment in an extensive multimedia advertising campaign utilizing billboards, radio and newspaper to promote and reinforce its presence throughout Southside Hampton Roads. For the six months ended June 30, 2007, advertising and marketing expense increased $138.7 thousand or 24.0% over the comparable period for 2006.

Capital Resources

Total stockholders’ equity for the Company increased to $108.8 million from $103.2 million or 5.4% from December 31, 2006 to June 30, 2007. Contributing to the overall increase in total stockholders’ equity was our strong earnings of $5.7 million for the first six months of 2007.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At June 30, 2007, the Bank’s risk-adjusted capital ratios were 14.14% for Tier 1 and 15.36% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of June 30, 2007.

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

Cash Dividends

In compliance with the Company’s dividend payout policy, on February 28, 2007, the Company paid a cash dividend of 6.0 cents per share, totaling $412.3 thousand. On May 31, 2007, the Company paid a 6.0 cents dividend totaling 412.7 thousand. Total dividends of 12 cents per share paid during the first six months of 2007 are up 20.0% from the 10 cents per share paid during the same period in 2006.

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

One technique the Company uses in managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At June 30, 2007, the Company’s one year “negative gap” (interest bearing liabilities maturing or re-pricing within the same period exceed interest earning assets maturing or re-pricing within the same period) was approximately $1.9 million, or 0.24% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be negatively affected because the cost of the Company’s interest bearing liabilities is likely to rise more quickly than the yield of interest earning assets. At December 31, 2006, the Company’s one year “positive gap” was approximately $36.6 million, or 5.12% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at June 30, 2007 and December 31, 2006 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	June 30, 2007
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$605	$1,002	$4,444	$858	$6,909
Equity securities	—	—	—	8,019	8,019
Loans	339,177	35,940	241,937	105,655	722,709
Interest bearing deposits in banks	699	—	—	—	699
Federal funds sold	865	—	—	—	865

Total	$341,346	$36,942	$246,381	$114,532	$739,201
Cumulative totals	341,346	378,288	624,669	739,201

Interest Bearing Liabilities:
Deposits:
Demand	$82,316	$—	$—	$—	$82,316
Savings	6,646	—	—	—	6,646
Time deposits, $100,000 and over	21,776	31,787	40,340	990	94,893
Other time deposits	30,238	104,163	151,739	5,790	291,930
Short-term borrowings	82,930	—	—	—	82,930
Long-term debt	20,322	—	5,000	—	25,322
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$244,228	$135,950	$217,698	$6,780	$604,656
Cumulative totals	244,228	380,178	597,876	604,656

Interest sensitivity gap	$97,118	$(99,008)	$28,683	$107,752	$134,545
Cumulative interest sensitivity gap	$97,118	$(1,890)	$26,793	$134,545

Cumulative interest sensitivity gap as a percentage of total assets	12.54%	(0.24)%	3.46%	17.37%

Interest Rate Sensitivity Analysis

	December 31, 2006
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$189	$510	$6,416	$561	$7,676
Equity securities	—	—	—	7,185	7,185
Loans	317,206	24,097	222,713	107,299	671,315
Interest bearing deposits in banks	427	—	—	—	427
Federal funds sold	2,031	—	—	—	2,031

Total	$319,853	$24,607	$229,129	$115,045	$688,634
Cumulative totals	319,853	344,460	573,589	688,634

Interest Bearing Liabilities:
Deposits:
Demand	$80,080	$—	$—	$—	$80,080
Savings	7,170	—	—	—	7,170
Time deposits, $100,000 and over	1,693	41,459	39,894	6,908	89,954
Other time deposits	10,577	77,906	162,506	15,937	266,926
Short-term borrowings	88,611	—	—	—	88,611
Long-term debt	348	—	5,000	—	5,348
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$188,479	$119,365	$228,019	$22,845	$558,708
Cumulative totals	188,479	307,844	535,863	558,708

Interest sensitivity gap	$131,374	$(94,758)	$1,110	$92,200	$129,926
Cumulative interest sensitivity gap	$131,374	$36,616	$37,726	$129,926

Cumulative interest sensitivity gap as a percentage of total assets	18.37%	5.12%	5.27%	18.17%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of June 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal proceedings

As of June 30, 2007, there were no legal proceedings against the Company.

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

The Annual Meeting of Shareholders was held on June 26, 2007. Of the 6,878,292 shares entitled to vote at the meeting, 5,245,835 voted. The following matters were voted on at the meeting.

Proposal I:	The Shareholders of the Company elected four members of the Board of Directors for three year terms as Class I directors until the Annual Meeting of Shareholders in 2010. Votes for each nominee were as follows:

	For	Withheld
E. Carlton Bowyer, Ph.D.	4,775,822	470,012
Morton Goldmeier	4,777,509	468,326
William D. Payne, M.D.	4,775,705	470,130
Richard J. Tavss	4,754,452	491,383

The following Class II and Class III directors whose terms expire in 2008 and 2009 continued in office: Herbert L. Perlin, Kenneth J. Young, Thomas W. Moss, Jr., Laurence C. Fentriss and Edward J. Woodard, Jr., CLBB.

Proposal II:	The Shareholders of the Company approved the Commonwealth Bankshares Employee Stock Purchase Plan. The vote was as follows:

For	Against	Abstain	Broker non-votes
3,799,197	468,232	22,306	956,100

Item 5.	Other information

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: August 9, 2007	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: August 9, 2007	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President, & Chief Financial Officer