Form 10-Q
period 2007-09-30
COMMONWEALTH BANKSHARES INC
filed 2007-11-09
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Common Stock, $2.066 Par Value – 6,891,998 shares as of October 17, 2007

Commonwealth Bankshares, Inc.

Page
PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
September 30, 2007
December 31, 2006

Consolidated Statements of Income	4
Three months ended September 30, 2007
Three months ended September 30, 2006
Nine months ended September 30, 2007
Nine months ended September 30, 2006

Consolidated Statements of Comprehensive Income	5
Nine months ended September 30, 2007
Nine months ended September 30, 2006

Consolidated Statements of Stockholders’ Equity	6
Nine months ended September 30, 2007
Year ended December 31, 2006
Year ended December 31, 2005

Consolidated Statements of Cash Flows	7
Nine months ended September 30, 2007
Nine months ended September 30, 2006

Notes to Consolidated Financial Statements	8 -11

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11 -18

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4 – CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	20

ITEM 1A – RISK FACTORS	20

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5 – OTHER INFORMATION	20

ITEM 6 – EXHIBITS	20

SIGNATURES	21

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$7,352,883	$10,567,691
Interest bearing deposits in banks	207,314	427,391
Federal funds sold	409,440	2,031,055

Total cash and cash equivalents	7,969,637	13,026,137

Investment securities:
Available for sale, at fair market value	6,452,865	7,206,153
Held to maturity, at amortized cost (fair market value was $440,301 and $476,041, respectively)	436,618	470,265

Total investment securities	6,889,483	7,676,418

Equity securities, restricted, at cost	7,774,750	7,184,850

Loans	749,752,679	669,541,325
Allowance for loan losses	(8,859,981)	(8,144,265)

Loans, net	740,892,698	661,397,060

Premises and equipment, net	21,997,775	12,939,966
Deferred tax assets	4,784,076	4,283,163
Accrued interest receivable	6,167,692	5,373,086
Other assets	3,967,855	3,324,594

Total assets	$800,443,966	$715,205,274

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$48,415,476	$43,045,107
Interest-bearing	506,407,649	444,129,720

Total deposits	554,823,125	487,174,827

Short-term borrowings	57,492,200	88,611,200
Long-term debt	45,322,048	5,348,160
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,623,353	1,678,156
Other liabilities	8,648,438	8,548,552

Total liabilities	689,528,164	611,979,895
Stockholders’ Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,891,998 and 6,844,975 shares issued and outstanding in 2007 and 2006, respectively	14,238,869	14,141,719
Additional paid-in capital	64,462,502	63,965,840
Retained earnings	32,204,786	25,123,140
Accumulated other comprehensive gain (loss)	9,645	(5,320)

Total stockholders’ equity	110,915,802	103,225,379

Total liabilities and stockholders’ equity	$800,443,966	$715,205,274

See accompanying notes to consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest and dividend income:
Loans, including fees	$15,543,534	$13,777,176	$45,214,686	$37,609,329
Investment securities:
Taxable	83,751	94,741	261,426	287,710
Tax exempt	11,310	15,559	34,931	49,201
Dividend income, equity securities, restricted	115,990	106,745	343,246	285,928
Other interest income	15,293	28,819	79,371	78,040

Total interest and dividend income	15,769,878	14,023,040	45,933,660	38,310,208

Interest expense:
Deposits	5,643,221	4,576,015	15,791,964	11,769,801
Federal Home Loan Bank	825,058	1,278,812	3,261,765	3,313,089
Junior subordinated debt securities	—	41,017	—	207,065
Trust preferred capital notes	330,122	330,122	979,601	986,777
Long-term debt	401,093	54,530	639,996	162,045

Total interest expense	7,199,494	6,280,496	20,673,326	16,438,777

Net interest income	8,570,384	7,742,544	25,260,334	21,871,431

Provision for loan losses	370,000	625,000	1,085,000	2,045,000

Net interest income after provision for loan losses	8,200,384	7,117,544	24,175,334	19,826,431

Noninterest income:
Service charges on deposit accounts	297,168	298,932	774,530	847,154
Other service charges and fees	186,737	146,838	507,327	397,441
Mortgage brokerage income	337,895	434,160	1,064,867	1,198,429
Title insurance income	168,254	220,972	613,330	697,109
Investment service income	241,526	280,207	657,945	514,622
Other	45,445	43,781	156,237	120,879

Total noninterest income	1,277,025	1,424,890	3,774,236	3,775,634

Noninterest expense:
Salaries and employee benefits	2,647,515	2,383,349	7,870,355	6,688,494
Net occupancy expense	674,298	412,889	1,700,009	1,198,879
Furniture and equipment expense	398,002	338,024	1,162,282	1,011,799
Other operating expense	1,493,040	1,190,276	4,188,984	3,558,953

Total noninterest expense	5,212,855	4,324,538	14,921,630	12,458,125

Income before provision for income taxes and noncontrolling interest	4,264,554	4,217,896	13,027,940	11,143,940
Provision for income taxes	1,494,734	1,447,257	4,559,664	3,799,240

Income before noncontrolling interest	2,769,820	2,770,639	8,468,276	7,344,700
Noncontrolling interest in subsidiary	(124)	(6,061)	(9,911)	(19,849)

Net income	$2,769,696	$2,764,578	$8,458,365	$7,324,851

Basic earnings per share	$0.40	$0.53	$1.23	$1.43

Diluted earnings per share	$0.40	$0.48	$1.21	$1.29

Dividends paid per share	$0.08	$0.05	$0.20	$0.15

Basic weighted average shares outstanding	6,896,580	5,258,992	6,882,892	5,129,145
Diluted weighted average shares outstanding	6,952,185	5,802,346	6,966,270	5,783,125

See accompanying notes to consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Nine months ended
	September 30, 2007	September 30, 2006
Net income	$8,458,365	$7,324,851
Other comprehensive income, net of income tax:
Net change in unrealized loss on securities available for sale	14,965	(3,645)

Comprehensive income	$8,473,330	$7,321,206

See accompanying notes to consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2007 and Years Ended December 31, 2006 and 2005

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2005	3,611,601	$7,461,986	$19,321,813	$10,187,132	$53,218	$37,024,149
Comprehensive income:
Net income	—	—	—	6,634,308	—	6,634,308
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(58,789)	(58,789)

Total comprehensive income						6,575,519

Issuance of common stock	147,310	304,360	1,049,696	—	—	1,354,056
Issuance of common stock through private placement	1,170,081	2,417,522	16,108,400	—	—	18,525,922

Cash dividends—$0.1736 per share	—	—	—	(749,627)	—	(749,627)

Balance, December 31, 2005	4,928,992	$10,183,868	$36,479,909	$16,071,813	$(5,571)	$62,730,019
Comprehensive income:
Net income	—	—	—	10,091,629	—	10,091,629
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	251	251

Total comprehensive income						10,091,880

Issuance of common stock	752,522	1,553,717	3,523,022	—	—	5,076,739
Issuance of common stock through private placement	1,163,461	2,404,134	23,867,509	—	—	26,271,643
Stock based compensation expense -options issued	—	—	95,400	—	—	95,400
Cash dividends—$0.1991 per share	—	—	—	(1,040,302)	—	(1,040,302)

Balance, December 31, 2006	6,844,975	$14,141,719	$63,965,840	$25,123,140	$(5,320)	$103,225,379
Comprehensive income:
Net income	—	—	—	8,458,365	—	8,458,365
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	14,965	14,965

Total comprehensive income						8,473,330

Issuance of common stock	62,423	128,966	791,141	—	—	920,107
Common stock repurchased	(15,400)	(31,816)	(294,479)			(326,295)
Cash dividends—$0.20 per share	—	—	—	(1,376,719)	—	(1,376,719)

Balance, September 30, 2007	6,891,998	$14,238,869	$64,462,502	$32,204,786	$9,645	$110,915,802

See accompanying notes to consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2007	September 30, 2006
Operating activities:
Net income	$8,458,365	$7,324,851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,085,000	2,045,000
Depreciation and amortization	1,113,029	902,436
(Gain) Loss on the sale of premises and equipment	(861)	2,326
(Gain) on the sale of securities available for sale	—	(2,013)
Net amortization of premiums and accretion of discounts on investments securities	(6,317)	(3,674)
Deferred tax assets	(508,621)	(1,027,011)
Net change in:
Accrued interest receivable	(794,606)	(1,872,935)
Other assets	(643,261)	(847,439)
Accrued interest payable	945,197	777,334
Other liabilities	275,602	2,805,257

Net cash provided by operating activities	9,923,527	10,104,132

Investing activities:
Purchase of securities available for sale	(32,612)	(29,643)
Purchase of equity securities, restricted	(7,549,800)	(10,131,285)
Net purchase of premises and equipment	(10,180,477)	(3,560,558)
Net change in loans	(80,492,412)	(135,729,453)
Proceeds from:
Calls and maturities of securities held to maturity	40,422	48,263
Sales and maturities of securities available for sale	808,115	878,227
Sale of equity securities, restricted	6,959,900	8,490,535
Sale of premises and equipment	10,500	9,750

Net cash used in investing activities	(90,436,364)	(140,024,164)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	17,517,318	34,156,281
Time deposits	32,263,019	26,742,743
Brokered time deposits	17,867,960	51,101,181
Short-term borrowings	(31,119,000)	16,191,600
Increase in long-term debt	40,000,000	—
Principal payments on long-term debt	(26,112)	(26,608)
Common stock repurchased	(326,295)	—
Dividends reinvested and sale of stock	656,166	484,358
Dividends paid	(1,376,719)	(766,761)

Net cash provided by financing activities	75,456,337	127,882,794

Net decrease in cash and cash equivalents	(5,056,500)	(2,037,238)
Cash and cash equivalents, January 1	13,026,137	13,595,811

Cash and cash equivalents, September 30	$7,969,637	$11,558,573

Supplemental cash flow disclosure:
Interest paid during the period	$21,618,523	$15,661,443

Income taxes paid during the period	$5,185,000	$4,827,877

Supplemental noncash disclosure:
Conversion of convertible preferred securities for common stock	$—	$2,634,843

See accompanying notes to consolidated financial statements (unaudited).

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2007

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

Note B – Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Earnings available to common shareholders	$2,769,696	$2,764,578	$8,458,365	$7,324,851
Weighted average shares outstanding	6,896,580	5,258,992	6,882,892	5,129,145

Basic earnings per common share	$0.40	$0.53	$1.23	$1.43

Effect of dilutive securities:
Earnings available to common shareholders	$2,769,696	$2,764,578	$8,458,365	$7,324,851
Convertible preferred securities interest, net of tax effect	—	27,237	—	130,851

Earnings available to common plus assumed conversion	$2,769,696	$2,791,815	$8,458,365	$7,455,702

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,896,580	5,258,992	6,882,892	5,129,145
Effect of stock options	55,605	118,940	83,378	547,530
Effect of convertible preferred securities	—	424,414	—	106,450

Diluted average shares outstanding	6,952,185	5,802,346	6,966,270	5,783,125

Diluted earnings per common share	$0.40	$0.48	$1.21	$1.29

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2007
Available for sale:
U.S. Government and agency securities	$5,010,708	$13,206	$(3,833)	$5,020,081
Mortgage-backed securities	653,308	4,213	(4,099)	653,422
State and municipal securities	774,237	5,125	—	779,362

	$6,438,253	$22,544	$(7,932)	$6,452,865

Held to maturity:
Mortgage-backed securities	$247,817	$981	$(332)	$248,466
State and municipal securities	188,801	3,034	—	191,835

	$436,618	$4,015	$(332)	$440,301

December 31, 2006
Available for sale:
U.S. Government and agency securities	$5,509,602	$2,489	$(16,514)	$5,495,577
Mortgage-backed securities	790,297	3,111	(7,423)	785,985
State and municipal securities	914,314	10,277	—	924,591

	$7,214,213	$15,877	$(23,937)	$7,206,153

Held to maturity:
Mortgage-backed securities	$288,847	$591	$(599)	$288,839
State and municipal securities	181,418	5,784	—	187,202

	$470,265	$6,375	$(599)	$476,041

Note D – Loans

Major classifications of loans are summarized as follows:

	September 30, 2007	December 31, 2006
Construction and development	$208,075,565	$178,804,545
Commercial	64,477,118	57,091,568
Commercial mortgage	348,010,525	323,729,404
Residential mortgage	115,866,792	97,395,290
Installment loans to individuals	13,893,154	13,027,309
Other	1,118,747	1,266,547

Gross loans	751,441,901	671,314,663
Unearned income	(1,689,222)	(1,773,338)
Allowance for loan losses	(8,859,981)	(8,144,265)

Loans, net	$740,892,698	$661,397,060

Non-performing assets are as follows:

	September 30, 2007	December 31, 2006
Non-accrual loans:
Commercial	847,894	884,149
Commercial mortgage	1,323,495	1,310,000
Residential mortgage	2,095,354	—
Installment loans to individuals	24,023	29,370

	4,290,766	2,223,519
Loans contractually past-due 90 days or more:
Construction and development	62,045	—
Commercial	135,041	—
Residential mortgage	354,487	—
Installment loans to individuals	125,644	—
Other	24,056	3,633

	701,273	3,633

Total non-performing loans	$4,992,039	$2,227,152

Allowance as a percentage of non-performing assets	177.48%	365.68%
Non-performing assets as a percentage of total assets	0.62%	0.31%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 were as follows:

	September 30, 2007	September 30, 2006
Balance at beginning of year	$8,144,265	$5,523,087
Provision charged to operating expense	1,085,000	2,045,000
Loans charged-off	(383,290)	(80,041)
Recoveries of loans previously charged-off	14,006	650

Balance at end of period	$8,859,981	$7,488,696

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	September 30, 2007	December 31, 2006
Land	$345,403	$345,403
Building and improvements	3,380,658	3,040,031
Leasehold improvements	11,232,975	3,391,944
Furniture and equipment	12,777,295	9,907,236
Construction in progress	3,290,183	4,197,094

	31,026,514	20,881,708
Less accumulated depreciation	(9,028,739)	(7,941,742)

	$21,997,775	$12,939,966

Note G – Subsequent Events

On October 16, 2007, the Company declared a $0.08 per share cash dividend payable November 30, 2007, to shareholders of record on November 19, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Stock Compensation Plans

The Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments”, on January 1, 2006 using the modified prospective method. Under this method, stock-based awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with the provisions of SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense is recorded in salary and employee benefits. Prior to the adoption of SFAS No. 123(R), the Company accounted for its share-based compensation under the intrinsic value method as permitted by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, the Company previously recognized no compensation expense for employee stock options that were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant.

Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the nine months ended September 30, 2007 and 2006, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

See Note 20 - Stock Based Compensation Plans, in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information related to stock based compensation.

Financial Condition

Total assets at September 30, 2007 reached a new high of $800.4 million, up 11.9% or $85.2 million from $715.2 million at December 31, 2006. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $749.8 million, up $80.2 million or 12.0% from December 31, 2006. The low interest rate environment, our strong local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company.

As of September 30, 2007, 83.0% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 56.1% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 2007, 61.7% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the third quarter of 2007 with deposits at September 30, 2007 reaching a record $554.8 million, an increase of $67.6 million from December 31, 2006. Noninterest-bearing demand deposits increased by $5.4 million or 12.5% and interest-bearing deposits increased by $62.3 million or 14.0%. Time deposits, excluding broker certificates of deposit, increased $32.3 million during the first nine months of 2007 with interest-bearing demand and savings accounts increasing $13.1 million and decreasing $903.9 thousand, respectively. To help fund the record increase in the loan portfolio, the Company added $34.8 million in broker certificates of deposit during the first nine months of 2007. These additions offset by maturities and redemptions of $17.0 million, brings our total to $135.0 million at September 30, 2007. Management believes the growth in deposits is a result of the new branch locations, increased promotional efforts put forth by the Company as well as the efforts of our experienced staff to attract new customers through our special promotions, product enhancements and offering unsurpassed service. The Company’s deposits are predominantly provided by individuals and businesses located within communities served.

As of September 30, 2007, short-term borrowings (advances from FHLB) were $57.5 million, compared to $88.7 million outstanding on December 31, 2006. While our loan demand continued to increase at a faster pace than our deposit growth, the decrease in short-term borrowings was primarily a result of the Company taking advantage of the low interest rate environment with four long-term convertible advances from FHLB totaling $40.0 million.

Results of Operation

During the first nine months of 2007, the Company reached a record $8.5 million in net income, an increase of 15.5% over the $7.3 million reported in the first nine months of 2006. On a per share basis, diluted earnings were $1.21 for the nine months ended September 30, 2007 and $1.29 for the comparable period in 2006. Net income for the quarter ended September 30, 2007 totaled $2.8 million, an increase of 0.2% or $5.1 thousand over the amount reported in the third quarter of 2006. Diluted earnings per share equaled $0.40 for three months ended September 30, 2007 compared to $0.48 for the same period in 2006. Earnings per share comparisons were affected by a greater number of shares outstanding in the 2007 periods as a result of the 1.2 million shares of common stock issued in October 2006 from the completion of a $27.5 million private placement of the Company’s common stock.

Profitability as measured by the Company’s return on average assets (ROA) was 1.49% and 1.57% for the nine months ended September 30, 2007 and 2006, respectively. ROA was impacted by the increase in net income of 15.5%, which was offset by a 21.1% increase in average assets or $132.4 million from September 30, 2006 to September 30, 2007. The return on average equity (ROE) was 10.58% and 14.66% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in ROE is the result of the increase in net income which was offset by the significant growth in average equity of $40.1 million or 60.0% from September 30, 2006 to September 30, 2007. The substantial growth in average equity is the result of the $27.5 million in additional capital raised by the Company in October 2006, and the record 52.1% and 15.5% increase in net income for the year ended December 31, 2006 and nine months ended September 30, 2007, respectively. For the quarter ended September 30, 2007, ROA was 1.40% and ROE was 10.03%.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest- bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income reached a total of $25.3 million for the nine months ended September 30, 2007, an increase of $3.4 million or 15.5% over the comparable period in 2006. For the quarter ended September 30, 2007, net interest income reached our second highest quarterly total of $8.6 million, an increase of $827.8 thousand or 10.7% over the comparable period in 2006.

Total interest and dividend income was $45.9 million for the nine months ended September 30, 2007, an increase of $7.6 million or 19.9% over the same period of 2006. For the quarter ended September 30, 2007, total interest and dividend income reached a record $15.8 million, an increase of $1.7 million or 12.5% over the third quarter of 2006. Strong loan demand continued into the third quarter of 2007, generating record increases in interest income. Interest income on loans, including fees, increased $7.6 million or 20.2% to $45.2 million for the nine months ended September 30, 2007 and $1.8 million or 12.8% to $15.5 million for the three months ended September 30, 2007 as compared to the same time periods in 2006, respectively.

Interest expense of $20.7 million for the nine months ended September 30, 2007 represented a $4.2 million increase from the comparable period in 2006. Interest expense for the third quarter of 2007 was $7.2 million, up $919.0 thousand from the quarter ended September 30, 2006. The increase was primarily attributable to the substantial increase in the Company’s average interest bearing liabilities, along with the increase in overall rates paid on our interest bearing liabilities as a result of the interest rate environment as well as strong competition for local deposits, which lead to increased rates on deposit accounts. Year to date average interest bearing liabilities increased $88.8 million or 17.6% from September 30, 2006 to September 30, 2007, while the overall rates paid on these liabilities increased 31 basis points to 4.65%.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 4.65% during the first nine months of 2007 as compared to 4.85% for the same period in 2006. This slight decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the prevailing interest rate environment and changes in volume. For the quarter ended September 30, 2007, the net interest margin was 4.54% compared to 4.75% for the third quarter in 2006.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At September 30, 2007, the Company had total allowance for loan losses of $8.9 million or 1.18% of total loans. As a result of growth in the loan portfolio, the Company made provisions for loan losses of $1.1 million for the first nine months of 2007, compared to $2.0 million for the same period of 2006. Loan charge-offs for the nine months ended September 30, 2007 totaled $383.3 thousand and recoveries for the same period totaled $14.0 thousand.

Despite the rapid growth in the Company’s loan portfolio, our asset quality remains exceptional. Net charge-offs for the nine months ended September 30, 2007 were $369.3 thousand, or 0.05% of year to date average loans. Non-performing assets were $5.0 million or 0.62% of total assets at September 30, 2007 compared to $3.9 million or 0.57% of total assets at September 30, 2006. Non-performing assets at September 30, 2007 consisted of

33 loans. $3.9 million or 78.0% of the total consists of thirteen (13) loans which are secured by real estate and management does not anticipate any material losses associated with these credits. Subsequent to September 30th, one loan for $600,000 has been paid in full. The remaining $1.1 million in non-performing assets represents twenty (20) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place.

Noninterest income for the nine months ended September 30, 2007 and 2006 equaled $3.8 million. For the three months ended September 30, 2007, noninterest income was $1.3 million and $1.4 million for the comparable period in 2006.

Noninterest expense represents the overhead expenses of the Company. Costs associated with handling our substantial asset and liability growth, as well as the branch expansion, resulted in increases to almost every component of noninterest expense. Noninterest expense for the nine months ended September 30, 2007 totaled $14.9 million, an increase of $2.4 million over the $12.5 million recorded during the nine months ended September 30, 2006.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating additional sources and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was only slightly affected by the new branch additions. The efficiency ratio was 51.33% and 52.88% for the nine and three months ended September 30, 2007, as compared to 48.66% and 46.96% for the comparable periods in 2006.

Salaries and employee benefits, the largest component of noninterest expense, increased by $1.2 million or 17.7% over the $6.7 million reported during the first nine months of 2006. For the quarter ended September 30, 2007, salaries and employee benefits increased $264.2 thousand to $2.6 million as compared to $2.4 million for the quarter ended September 30, 2006. This increase was driven by annual merit increases, the addition of several new positions, including the additional staff needed to operate the Bank’s five new branches which were opened in 2007 and a branch which opened in the second quarter of 2006, an increase in certain employee benefit costs and the expansion of the Investment Company and the Mortgage Company. Occupancy expense increased $501.1 thousand for the nine months ended September 30, 2007 as compared to same period in 2006. This increase relates to the opening of the Bank’s Ocean View branch in its new permanent facility, the addition of the five branch locations in 2007, the addition of the private bank center which opened in the second quarter of 2006 and the expansion of our subsidiaries as mentioned above. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $630.0 thousand for the nine months ended September 30, 2007 to $4.2 million or 17.7% over the comparable period for 2006. The major part of this increase is the result of the Company’s continued investment in an extensive multimedia advertising campaign utilizing billboards, radio and newspaper to promote and reinforce its presence throughout Southside Hampton Roads and now Eastern North Carolina. For the nine months ended September 30, 2007, advertising and marketing expense increased $300.0 thousand or 34.5% over the comparable period for 2006.

Capital Resources

As of September 30, 2007, total stockholders’ equity was $110.9 million, an increase of $7.7 million or 7.5% from the $103.2 million reported as of December 31, 2006. Contributing to the increase in total stockholders’ equity was our record earnings of $8.5 million for the first nine months of 2007. Stockholders’ equity for September 30, 2007 reflects a $9.6 thousand net unrealized gain on securities available for sale in accordance with FASB 115, as compared to a $5.3 thousand net unrealized loss as of December 31, 2006.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At September 30, 2007, the Bank’s risk-adjusted capital ratios were 13.98% for Tier 1 and 15.17% for total capital, well above the required minimums of

4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of September 30, 2007.

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

Cash Dividend and Stock Split

In compliance with the Company’s dividend payout policy, on February 28, 2007 the Company paid a cash dividend of 6.0 cents per share, totaling $412.3 thousand. On May 31, 2007 the Company paid a 6.0 cent dividend totaling $412.7 thousand. On August 31, 2007 the Company paid an 8.0 cent dividend totaling $551.7 thousand. Total dividends of 20.0 cents per share paid during the first nine months of 2007 are up 34.2% from the 14.9 cents per share paid during the same time period in 2006.

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

One technique the Company uses in managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At September 30, 2007, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within the same period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $912.0 thousand, or 0.11% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield on the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. At December 31, 2006, the Company’s one year “positive gap” was approximately $36.6 million, or 5.12% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at September 30, 2007 and December 31, 2006 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Long-term debt (advances from Federal Home Loan Bank of Atlanta) is included in period in which they contractually mature. Each contain certain conversion options that may cause the advances to mature or convert prior to final maturity. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Rate Sensitivity Analysis

	September 30, 2007
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$563	$3,013	$2,458	$855	$6,889
Equity securities	—	—	—	7,775	7,775
Loans	345,588	39,505	268,068	98,281	751,442
Interest bearing deposits in banks	207	—	—	—	207
Federal funds sold	409	—	—	—	409

Total	$346,767	$42,518	$270,526	$106,911	$766,722
Cumulative totals	346,767	389,285	659,811	766,722

Interest Bearing Liabilities:
Deposits:
Demand	$93,131	$—	$—	$—	$93,131
Savings	6,266	—	—	—	6,266
Time deposits, $100,000 and over	23,635	41,370	28,195	760	93,960
Other time deposits	39,398	126,759	141,041	5,853	313,051
Short-term borrowings	57,492	—	—	—	57,492
Long-term debt	322	—	5,000	40,000	45,322
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$220,244	$168,129	$194,855	$46,613	$629,841
Cumulative totals	220,244	388,373	583,228	629,841

Interest sensitivity gap	$126,523	$(125,611)	$75,671	$60,298	$136,881
Cumulative interest sensitivity gap	$126,523	$912	$76,583	$136,881

Cumulative interest sensitivity gap as a percentage of total assets	15.81%	0.11%	9.57%	17.10%

Interest Rate Sensitivity Analysis

	December 31, 2006
(in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$189	$510	$6,416	$561	$7,676
Equity securities	—	—	—	7,185	7,185
Loans	317,206	24,097	222,713	107,299	671,315
Interest bearing deposits in banks	427	—	—	—	427
Federal funds sold	2,031	—	—	—	2,031

Total	$319,853	$24,607	$229,129	$115,045	$688,634
Cumulative totals	319,853	344,460	573,589	688,634

Interest Bearing Liabilities:
Deposits:
Demand	$80,080	$—	$—	$—	$80,080
Savings	7,170	—	—	—	7,170
Time deposits, $100,000 and over	1,693	41,459	39,894	6,908	89,954
Other time deposits	10,577	77,906	162,506	15,937	266,926
Short-term borrowings	88,611	—	—	—	88,611
Long-term debt	348	—	5,000	—	5,348
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$188,479	$119,365	$228,019	$22,845	$558,708
Cumulative totals	188,479	307,844	535,863	558,708

Interest sensitivity gap	$131,374	$(94,758)	$1,110	$92,200	$129,926
Cumulative interest sensitivity gap	$131,374	$36,616	$37,726	$129,926

Cumulative interest sensitivity gap as a percentage of total assets	18.37%	5.12%	5.27%	18.17%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of September 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal proceedings

As of September 30, 2007, there were no legal proceedings against the Company.

Item 1A.	Risk factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered sales of equity securities and use of proceeds

The Company announced an open ended program in May 2007 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During the first nine months of 2007, the Company repurchased 15,400 shares of its common stock in open market and privately negotiated transactions. Detail for the shares repurchase transactions conducted during the third quarter of 2007 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs
Month # 1
July 1, 2007 - July 31, 2007	11,200	$21.28	11,200	—
Month # 2
August 1, 2007 - August 31, 2007	4,000	$20.47	4,000	—
Month # 3
September 1, 2007 - September 30, 2007	200	$20.25	200	—

Total	15,400	$21.06	15,400	—

Item 3.	Defaults upon senior securities

There were no defaults upon senior securities during the quarter.

Item 4.	Submission of matters to a vote of security holders

There was no submission of matters to vote of security holders during the quarter.

Item 5.	Other information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: November 9, 2007	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board, President and Chief Executive Officer

Date: November 9, 2007	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President & Chief Financial Officer