Form 10-K
period 2007-12-31
COMMONWEALTH BANKSHARES INC
filed 2008-03-14
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-17377

Commonwealth Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-1460991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

403 Boush Street Norfolk, Virginia	23510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (757) 446-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.066 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007: $122,236,560 (In calculating the aggregate market value, the registrant used the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2007 which was $21.49 per share, voting stock held by non-affiliates of the registrant at June 30, 2007 was 5,688,067 shares).

The number of shares of common stock outstanding as of February 14, 2008: Common Stock, $2.066 Par Value—6,931,266 shares

Commonwealth Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2007

Part I

Item 1.	Business

The Company and the Bank. The sole business of Commonwealth Bankshares, Inc. (the “Parent”) is to serve as a holding company for Bank of the Commonwealth (the “Bank”). The Parent was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, five branches in Virginia Beach, four branches in Chesapeake, two branches in Portsmouth, one branch in Powells Point, North Carolina and one branch in Waves, North Carolina. The Bank has four subsidiaries, all incorporated under the laws of the Commonwealth of Virginia: BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Commonwealth Financial Advisors, LLC and Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage.

The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as the “Company.”

The Company conducts mortgage funding services through its wholly owned subsidiary Bank of the Commonwealth Mortgage, brokerage and investment advisory services through its wholly owned subsidiary Commonwealth Financial Advisors, LLC, insurance activities through its wholly owned subsidiary BOC Insurance Agencies of Hampton Roads, Inc. and title insurance services through it’s 91% owned subsidiary Executive Title Center. The financial position and operating results of any one of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

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

Principal Market Area. The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia and Northeastern North Carolina. The Company’s present intention is to continue concentrating its banking activities in its current markets, which the Company believes are attractive areas in which to operate. We have mortgage offices in Richmond and Gloucester, Virginia and the Outer Banks of North Carolina. We also have a title insurance office in Suffolk, Virginia.

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

Employees

As of December 31, 2007, the Company had 203 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

Regulation and Supervision

The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

Commonwealth Bankshares, Inc.

Bank Holding Company Act. In order to acquire the shares of the Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, the Parent was required to obtain approval from, and register as a bank holding company, with the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and it is subject to ongoing regulation, supervision and examination by the Federal Reserve. The Parent is required to file with the Federal Reserve periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Federal Reserve approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5.0% of such shares, unless it already owns or controls a majority of such voting shares. Federal Reserve approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Under the Bank Holding Company Act, the Federal Reserve may disapprove an application or approve an application subject to such conditions as it may deem advisable. Any acquisition by a bank holding company of more than 5.0% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Federal Reserve unless such acquisition is specifically authorized by the laws of that second state.

Unless it chooses to become a financial holding company, as further described below, a bank holding company is prohibited under the Bank Holding Company Act, with limited exceptions, from acquiring or obtaining direct or indirect ownership or control of more than 5.0% of the voting shares of any company which is not a bank, or from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to or performing services for its subsidiaries. An exception to these prohibitions permits a bank holding company to engage in, or acquire an interest in a company which engages in, activities which the Federal Reserve, after due notice and opportunity for hearing, by regulation or order has determined is so closely related to banking or of managing or controlling banks as to be proper incident thereto. A number of such activities have been determined by the Federal Reserve to be permissible, including servicing loans, performing certain data processing services, and acting as a fiduciary, investment or financial advisor.

A bank holding company may not, without providing prior notice to the Federal Reserve, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10.0% or more of the company’s consolidated net worth, unless it meets the requirements of a well capitalized and well managed organization.

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

Securities and Exchange Commission Regulation. The Company is required to make certain periodic filings with the Securities and Exchange Commission (“SEC”) as well as file certain reports on the occurrence of certain material events specified under the Securities Exchange Act of 1934 (“Exchange Act”). Specifically, the Company is required to file quarterly and annual reports with the SEC under Section 13 of the Exchange Act, furnish annual reports to stockholders prior to annual meetings of stockholders, and send proxy statements to stockholders prior to any stockholders’ meeting, all of which must comply with the provisions of the Exchange Act. In addition, directors, officers and certain stockholders must make detailed disclosures under the Exchange Act regarding their ownership of the Company’s common stock. As an Exchange Act reporting company, we are directly affected by the Sarbanes-Oxley Act, which seeks to improve corporate governance and reporting procedures by requiring expanded disclosure of our corporate operations and internal controls. We are already complying with SEC and other rules and regulations implemented pursuant to the Sarbanes-Oxley Act and intend to comply with any applicable rules and regulations implemented in the future. Although we have incurred, and expect to continue to incur, additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, our management does not expect such compliance to have a material impact on our financial condition or results of operations in the future.

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

Bank of the Commonwealth

The Bank, as a member bank of the Federal Reserve System, is subject to regulation and examination by the Virginia State Corporation Commission and the Federal Reserve. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor and, effective April 1, 2006, $250,000 for retirement account depositors. The Deposit Insurance Fund (DIF) is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

FDIRA also provided for a one-time credit for eligible institutions based on their assessment based as of December 31, 2006. Subject to certain limitations with respect to institutions that are exhibiting weakness, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was approximately $125,000. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ration equals or exceeds 1.35 percent of estimated insured deposits.

The commercial banking business is affected by the monetary policies adopted by the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of any changes in reserve requirements against member banks’ deposits and certain borrowing by banks and their affiliates, and the limitation of interest rates which member banks may pay on deposits are some of the instruments of monetary policy available to the Federal Reserve. Taken together, these controls give the Federal Reserve a significant influence over the growth and profitability of all banks. Management of the Bank is unable to predict how the Federal Reserve’s monetary policies (or the fiscal policies or economic controls imposed by federal or state governments) will affect the business and earnings of the Bank or the Company, or what those policies or controls will be.

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

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2007, the Bank held $6.9 million of FHLB of Atlanta stock.

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

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically under capitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activates. As of December 31, 2007, the Bank was considered “well capitalized.”

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

Our current market areas are the South Hampton Roads portion of Virginia, which includes the cities of Norfolk, Chesapeake, Virginia Beach and Portsmouth and the Northeastern portion of North Carolina, which includes the Outer Banks. In the event of an economic downturn in these markets, the lack of geographic diversification could adversely affect the banking business and, consequently, our results of operations and financial condition. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio, loan and deposit pricing and the performance of our mortgage banking and title insurance subsidiaries. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

Although we might not have significant credit exposure to all the businesses in our areas, the downturn in any of these businesses could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability.

Our small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets we operate, our results of operations and financial condition may be adversely affected.

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

We have a concentration of credit exposure in commercial real estate.

At December 31, 2007, we had approximately $476.6 million in loans to borrowers in the commercial real estate industry, representing approximately 60.4% of our total loans outstanding as of that date. The real estate consists primarily of hotel/motel, condo conversion/construction and other commercial properties. These types of loans are generally viewed as having more risk of default than residential loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 18.3% since December 31, 2006. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of the banking regulations we are governed by are intended to protect depositors, the public or the deposit insurance fund maintained by the Federal Deposit Insurance Corporation, not stockholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably. See “Regulation and Supervision” for more information about applicable banking laws and regulations.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and NASDAQ that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the cost of completing our audit and maintaining our internal controls. As a result, we may experience greater compliance costs.

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

The listing below provides certain information with respect to our properties. The Company believes its facilities are in good operating condition, are suitable and adequate for its operational needs and are adequately insured.

Corporate Headquarters

403 Boush Street, Norfolk, Virginia (owned/leased)

Operational Office

229 W. Bute Street, Suite 350, Norfolk, Virginia (leased)

Banking Offices

403 Boush Street, Norfolk, Virginia (owned/leased)

4101 Granby Street, Norfolk, Virginia (leased)

1901 E. Ocean View Avenue, Norfolk, Virginia (land leased, building owned)

229 W. Bute Street, Suite 320, Norfolk, Virginia (leased)

1217 Cedar Road, Chesapeake, Virginia (leased)

3343 Western Branch Boulevard, Chesapeake, Virginia (leased)

2600 Taylor Road, Chesapeake, Virginia (leased)

1304 Greenbrier Parkway, Chesapeake, Virginia (leased)

4940 West Norfolk Road, Portsmouth, Virginia (owned)

1020 London Boulevard, Portsmouth, Virginia (leased)

3720 Virginia Beach Boulevard, Virginia Beach, Virginia (leased)

1124 First Colonial Road, Virginia Beach, Virginia (owned)

2712 North Mall Drive, Virginia Beach, Virginia (leased)

1870 Kempsville Road, Virginia Beach, Virginia (leased)

5460 Wesleyan Drive, Virginia Beach, Virginia (leased)

8468 Caratoke Highway, Powells Point, North Carolina (leased)

26006 NC Highway 12, St. Waves Plaza Unit 1, Waves, North Carolina (leased)

Mortgage Lending Offices

1500 Forest Avenue, Suite 213, Richmond, Virginia (leased)

6558 Main Street, Suite 1, Gloucester, Virginia (leased)

3720 Virginia Beach Boulevard, Virginia Beach, Virginia (leased)

2603 N. Croatan Highway, Kill Devil Hills, North Carolina (leased)

Title Offices

221 W. Bute Street, Norfolk, Virginia (leased)

2484 Pruden Boulevard, Suite B, Suffolk, Virginia (leased)

Investment Offices

The investment company’s offices are located within the banking offices.

All leases are under long-term non-cancelable operating lease agreements with renewal options, at total annual rentals of approximately $1.2 million as of December 31, 2007. See Item 13 Certain Relationships and Related Transactions, and Director Independence (Business Relationships and Transactions with Management) on this Form 10-K for more information on the Company’s related party leases.

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

No matters were submitted to the Company’s stockholders for a vote during the fourth quarter of 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company’s common stock trades on the NASDAQ Global Market under the symbol CWBS. The Company’s shares began trading on the NASDAQ Global Select Market at the open of trading on January 2, 2008, and continued to be listed under the trading symbol CWBS. Set forth below is high and low trading information for the common stock and dividends declared for each quarter during 2007 and 2006.

Common Stock Performance

	Common Stock Prices				Dividends Declared
	2007		2006
	High	Low	High	Low	2007	2006
First Quarter	$25.00	$22.10	$23.80	$21.82	$0.0600	$0.0495
Second Quarter	$22.47	$20.50	$25.08	$23.09	$0.0600	$0.0495
Third Quarter	$21.75	$19.30	$25.46	$23.65	$0.0800	$0.0500
Fourth Quarter	$21.90	$15.76	$26.20	$23.50	$0.0800	$0.0500

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2007, in stock price appreciation and dividends for the Company’s common stock, the Standard & Poor’s 500 Stock Index (S & P 500) and the Keefe, Bruyette & Woods 50 Total Return Index (KBW 50). Returns assume an initial investment of $100 at the market close on December 31, 2002 and reinvestment of dividends. The KBW 50 is a published industry index providing a market capitalization weighted measure of the total return of 50 money center and major regional U.S. banking companies. Values as of each year end of the $100 initial investment are shown in the table and graph below.

Index	2002	2003	2004	2005	2006	2007
Commonwealth Bankshares, Inc.	$100	$174	$172	$258	$286	$185
S & P 500	100	129	143	150	173	183
KBW 50	100	134	147	149	178	140

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

Anderson & Strudwick, Inc. acted as the Company’s exclusive placement agent for the three above mentioned private placements. The aggregate placement agent fee was 4.3%, 4.1% and 5.0%, respectively, of the offerings gross proceeds, which amounted to $1.2 million, $793.6 thousand and $750.0 thousand, respectively, for the October 2006, June 2005 and October 2004 offerings.

The Company plans to use the net proceeds from the offerings for general corporate purposes, including the support of future asset growth and the increase in lending limits of its bank subsidiary, Bank of the Commonwealth.

The offerings were made only to accredited investors, as such terms are defined in accordance with the Securities Act of 1933, as amended. The shares of common stock issued to the investors have not been registered under the Securities Act of 1933 or any state securities law. The Company relied on the exemption of the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. On August 16, 2007, the Company filed the final prospectus on registration statement Form S-3A with the SEC registering the 1,163,461 shares of the common stock of Commonwealth Bankshares, Inc. that was issued as part of the October 26, 2006 private placement.

Holders of Record. The Company had 6,931,266 shares of common stock outstanding as of February 14, 2008, held by approximately 668 stockholders of record.

Dividend Reinvestment and Stock Purchase Plan. In April 1999, the Company’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Under this Plan, shares purchased from the Company with reinvested dividends are issued at a five percent (5.0%) discount from market value. The Plan also permits participants to make optional cash payments of up to $20.0 thousand per quarter for the purchase of additional shares of the Company’s common stock. These shares are issued at market value without incurring brokerage commissions. In addition, stockholders also have the option of having their cash dividends deposited directly into an account with Bank of the Commonwealth. Of the $1.9 million in dividends that were paid in 2007, $517.3 thousand were reinvested. In 2006, $1.0 million was paid in dividends with $390.0 thousand reinvested. In 2007, $241.1 thousand was invested through the optional cash payment plan compared to $234.9 thousand in 2006.

Dividend Information. The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank’s ability to pay dividends. See Note 16 to Consolidated Financial Statements included as Exhibit 99.1 of this report.

Purchases of Equity Securities by the Issuer

We announced an open ended program in May 2007 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During 2007, we repurchased a total of 15,400 shares of our common stock at an average price of $21.06 per shares. We did not repurchase any shares of common stock other than through this publicly announced plan. There have been no transactions subsequent to those reported in our Form 10-Q for the quarter ended September 30, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2007, relating to the Company’s equity compensation plans, pursuant to which grants of options to acquire shares of common stock and other stock-based awards may be granted from time to time. See Note 20 to Consolidated Financial Statements and Item 11 Executive Compensation (Stock Option and Employee Benefit Plans) of this Form 10-K for more information on the Company’s equity compensation plans.

Equity Compensation Plan Information as of December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	489,396	(1)	$16.86	306,918	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	489,396	(1)	$16.86	306,918	(2)

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock options plans.
(2)	Represents shares available for future issuance under the Company’s stock options plans.

Item 6.	Selected Financial Data

Years Ended December 31,

(in thousands, except per share data)	2007	2006	2005	2004	2003
Operating Results:
Interest income	$62,083	$52,916	$34,289	$21,957	$19,364
Interest expense	28,184	22,797	12,742	8,625	8,379

Net interest income	33,899	30,119	21,547	13,332	10,985
Provision for loan losses	1,645	2,690	2,740	1,695	525
Noninterest income	5,181	5,059	3,893	3,068	1,678
Noninterest expense	20,329	16,967	12,638	10,098	8,392

Income before provision for income taxes and noncontrolling interest	17,106	15,521	10,062	4,607	3,746
Provision for income taxes	5,927	5,405	3,419	1,506	1,204

Income before noncontrolling interest	11,179	10,116	6,643	3,101	2,542
Noncontrolling interest in subsidiary	(12)	(24)	(9)	—	—

Net Income	$11,167	$10,092	$6,634	$3,101	$2,542

Per Share Data**:
Basic earnings	$1.62	$1.86	$1.54	$1.17	$1.19
Diluted earnings	$1.60	$1.70	$1.36	$0.96	$0.85
Book value	$16.40	$15.08	$12.73	$10.25	$8.40
Cash dividends	$0.28	$0.1991	$0.1736	$0.1653	$0.1322
Closing stock price	$15.91	$25.00	$22.65	$15.58	$15.70
Basic weighted average shares outstanding	6,886,621	5,440,303	4,310,914	2,640,117	2,143,583
Diluted weighted average shares outstanding	6,973,570	5,999,436	5,055,552	3,545,109	3,417,889
Shares outstanding at year-end	6,915,587	6,844,975	4,928,992	3,611,601	2,284,808

Year-End Balance:
Assets	$843,138	$715,205	$549,454	$374,061	$318,295
Federal funds sold	158	2,031	1,159	420	341
Loans *	786,987	669,541	508,903	315,755	230,050
Loans held for sale	—	—	—	31,107	56,132
Investment securities	7,375	7,676	8,924	6,945	12,431
Equity securities	8,759	7,185	5,327	3,618	2,398
Deposits	572,296	487,175	383,890	277,632	250,658
Stockholders’ equity	113,414	103,225	62,730	37,024	19,191

Average Balance:
Assets	$773,756	$643,042	$455,833	$326,667	$277,970
Federal funds sold	1,058	1,778	971	1,753	1,570
Loans *	724,468	603,133	417,106	264,815	214,731
Loans held for sale	—	—	11,747	33,255	29,092
Investment securities	7,298	8,525	6,026	8,995	14,214
Equity securities	7,893	6,599	4,625	2,256	1,189
Deposits	528,548	451,561	329,955	260,027	239,726
Stockholders’ equity	108,075	73,546	49,702	23,861	17,238

Ratios:
Return on average assets	1.44%	1.57%	1.46%	0.95%	0.91%
Return on average stockholders’ equity	10.33%	13.72%	13.35%	13.00%	14.75%
Dividend payout ratio	17.27%	10.31%	11.29%	14.08%	11.11%
Year-end stockholders’ equity to total assets	13.45%	14.43%	11.42%	9.90%	6.03%
Loan loss allowance to year-end loans *	1.20%	1.22%	1.09%	0.90%	1.09%
Net interest margin (tax equivalent basis)	4.57%	4.86%	4.90%	4.29%	4.24%
Efficiency ratio (tax equivalent basis)	51.96%	48.16%	49.57%	61.21%	65.51%

*	Net of unearned income and loans held for sale.
**	All share and per share amounts have been restated for all periods presented to reflect the eleven-for-ten stock split distributed on June 30, 2006 and the eleven-for-ten stock split distributed on December 29, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This commentary provides an overview of the Company’s financial condition, changes in financial condition and results of operations for the years 2005 through 2007. This section of Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included as Exhibit 99.1 of this Form 10-K.

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

Results of Operations and Financial Condition

Commonwealth Bankshares, Inc. and Subsidiaries

Overview

Management views 2007 as an exceptional year for Commonwealth Bankshares, Inc. We are particularly proud of our achievements this year, both financially as well as operationally. We experienced record earnings along with significant growth in our earning assets. We achieved these results while investing in the future with the expansion of our footprint by opening six full service financial centers in 2007. Over the past several years, we have assembled a strong management team, lending team, branch personnel and support staff. In addition, we increased our capital base; maintained consistently strong core financial performance and sound asset quality, which collectively, has provided the foundation upon which to grow. In February 2007, we moved to our permanent branch in the Ocean View section of Norfolk, Virginia, at 1901 E. Ocean View Avenue, as well as our second branch in Portsmouth, Virginia at 1020 London Boulevard. In March 2007, we opened our first branch in North Carolina on Caratoke Highway in Powells Point. In May 2007, we opened our third branch in Chesapeake, Virginia at 2600 Taylor Road, across from the Chesapeake Square Mall. In July 2007, we opened our second branch in North Carolina in the St. Waves Plaza Shopping Center in Waves, North Carolina and our fourth branch in Chesapeake, Virginia at 1304 Greenbrier Parkway. In November 2007, we opened our fifth office in Virginia Beach at 5460 Wesleyan Drive. Furthermore, we plan to open additional branches over the next twelve months. In April 2008, we will be opening our third branch in North Carolina in Moyock. In July 2008, we will be opening our fourth branch in North Carolina in Kitty Hawk. In August 2008, we will be opening our sixth office in Virginia Beach in the Redmill section, as well as our first branch in Suffolk, Virginia. Our title subsidiary, Executive Title Center, has expanded its services to Suffolk, Virginia. Our second title office opened in May 2007 at 2484 Pruden Boulevard. As previously reported, we have made a substantial investment in our future and we are constantly seeking new opportunities to grow and expand our network and footprint into new, growing markets. To report a 10.7% increase in earnings, while incurring increased costs as a result of the investments we are making through our expansion into key markets, is a testament to the strength of our foundation. We have concentrated our efforts on building a franchise and infrastructure that can deliver long-term profitability. As we grow, we continuously look to expand our traditional nonbanking services and to search for new avenues of revenue.

In June 2006, we opened a private banking center in Norfolk, Virginia. Our mortgage subsidiary, Bank of the Commonwealth Mortgage, has expanded its mortgage lending services to the outer banks of North Carolina. Our fourth mortgage office opened in May 2006 in Kill Devil Hills, North Carolina at 2603 N. Croatan Highway. On October 26, 2006, the Company successfully added $27.5 million in additional capital through a private placement of 1,163,461 shares of newly issued Company common stock allowing us to continue our strong growth momentum and allowing us to better serve our customers by increasing our legal lending limit to over $15.5 million at December 31, 2006.

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

The Company’s net income for 2007 reached a record $11.2 million or a 10.7% increase from the $10.1 million reported for the year ended December 31, 2006. Net income in 2006 represented a 52.1% increase from the $6.6 million reported for the year 2005. On a per share basis, diluted earnings per share decreased 5.9% to $1.60 for the year ended December 31, 2007. Diluted earnings per share was $1.70 for the year ended December 31, 2006 up 25.0% from $1.36 for 2005. Book value per share has steadily increased in conjunction with the Company’s earning performance. Book value per share for the years 2007, 2006 and 2005 was $16.40, $15.08 and $12.73, respectively. Per share results reflect the issuance of 1,163,461 and 1,170,081 shares of new capital stock sold in the private placements in October 2006 and June 2005, respectively. Although earnings per share is down 5.9% year to date compared to the prior period, it is well understood throughout the financial industry that the completion of a stock offering requires time before earnings per share returns to the level it was prior to the offering. We feel we have made excellent progress over the past year. Management has increased its dividends paid to its shareholders in order to share in the Company’s success. In 2007, total dividends paid to its shareholders equaled $0.28 per share up 40.6% from $0.1991 per share paid in 2006. Dividends paid in 2006 were up 14.7% from the $0.1736 per share paid in 2005.

The Company’s core earnings, defined by the Company as pre-tax earnings exclusive of the provision for loan losses and nonrecurring items such as security gains, grew to $18.8 million in 2007 compared with the $18.2 million and $12.8 million reported at December 31, 2006 and 2005, respectively.

The Company’s record earnings resulted in favorable profitability ratios. Return on average assets equaled 1.44% in 2007 compared with 1.57% in 2006 and 1.46% in 2005. Return on average equity equaled 10.33% in 2007 compared with 13.72% in 2006 and 13.35% in 2005. The Company also exceeded its goal for asset growth during 2007. Total assets at December 31, 2007 reached a new high of $843.1 million, up 17.9% or $127.9 million from $715.2 million at December 31, 2006. Total assets during 2006 grew $165.8 million or 30.2% from $549.5 million at December 31, 2005. Total loans, the Company’s largest and most profitable asset, ended the year at a record $787.0 million, up $117.4 million or 17.5% from December 31, 2006. During 2006, total loans increased $160.6 million or 31.6% from the $508.9 million at December 31, 2005.

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

Net interest income, on a taxable equivalent basis, for 2007 increased 12.5% or $3.7 million to $33.9 million. Net interest income for 2006 of $30.2 million increased 39.7% or $8.6 million over 2005. Increases in net interest income, for both years, were primarily attributable to the strong growth in average interest earning assets.

Average interest earning assets increased $120.7 million in 2007, $180.2 million in 2006 and $127.8 million in 2005. Average loans (excluding loans held for sale), a higher interest earning asset, accounted for 97.6% of average interest earning assets in 2007, 97.1% in 2006 and 94.5% in 2005. Due to the low interest rate environment, our strong local economy and the efforts of our experienced loan officers, average loans increased $121.3 million in 2007, $186.0 million in 2006 and $152.3 million in 2005. Average investment securities, a lower yielding asset, decreased by $1.2 million in 2007, after increasing by $2.5 million in 2006 and decreasing by $3.0 million in 2005.

The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. During the second half of 2004, the Federal Reserve started to increase interest rates. From June 2004 through December 31, 2005, the Federal Reserve increased the federal funds rate 13 times or 325 basis points up to 4.25%. During 2006, the Federal Reserve increased the federal funds rate 4 times or 100 basis points up to 5.25%. Beginning in the late third quarter of 2007, the Federal Reserve decreased the federal funds rate by 100 basis points to 4.25%. With the Federal Reserve decreasing short-term interest rates, the yield on the long end has begun to move. The spread between the two-year treasury and the ten-year treasury has increased to approximately 100 basis points at the end of 2007 after being inverted by 12 basis points at the end of 2006 and inverted by 2 basis points at the end of 2005. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve. Given the prevalent low interest rate environment which has put pressure on maintaining strong margins, the Company’s net interest margin has increased each year from 2001 through 2005. During 2007 and 2006, the Company was able to maintain their strong margin with just a 29 basis point and a 4 basis point decline respectively, indicating the Company’s ability to manage its interest earning assets.

As of December 31, 2007, the net interest margin was a healthy 4.57% compared to 4.86% recorded in 2006 and 4.90% in 2005. As a result of the strong growth in average loans and decreased interest rates, the yield on our interest earning assets decreased 15 basis points to 8.37% for the year ended December 31, 2007. The average rate paid on our interest bearing liabilities increased 20 basis points in 2007. Contributing to the slight compression of our margins was the decrease in interest rates, along with the continued pressure on deposit pricing and the pricing of some deposit products which lag the decrease in the prime rate, which has an immediate affect on variable loans.

As of December 31, 2006, the net interest margin of 4.86% represented a decrease of 4 basis points over the net interest margin of 4.90% recorded in 2005. As a result of the strong growth in average loans and increased interest rates, the yield on our interest earning assets increased 74 basis points to 8.52% for the year ended December 31, 2006. The average rate paid on our interest bearing liabilities increased 88 basis points in 2006. Contributing to the increase was the rising interest rates during 2006, along with the strong competition for local deposits, which lead to increased rates on deposits accounts. The addition of $20.6 million in trust preferred capital notes, with an average rate paid of 6.39% in 2006, contributed an 8 basis points increase in the average rate paid on our total interest bearing liabilities.

As of December 31, 2007, approximately 46.6% of the loan portfolio consisted of variable rate loans which can be repriced with prime, down from 48.3% as of December 31, 2006. In a rising interest rate environment, 46.6% of the variable loans will reprice, having a positive impact on interest income.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

	Years Ended December 31,
	2007			2006			2005
(dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Rate(2)	Average Balance(1)	Interest	Average Yield/ Rate(2)	Average Balance(1)	Interest	Average Yield/ Rate(2)
Assets
Interest earning assets:
Loans (3)(4)	$724,468	$61,151	8.44%	$603,133	$51,998	8.62%	$417,106	$33,169	7.95%
Loans held for sale	—	—	—	—	—	—	11,747	599	5.10%
Investment securities (3)	7,298	378	5.18%	8,525	431	5.06%	6,026	283	4.69%
Equity securities	7,893	472	5.98%	6,599	383	5.80%	4,625	209	4.52%
Federal funds sold	1,058	55	5.24%	1,778	87	4.90%	971	34	3.48%
Interest bearing deposits in banks	578	31	5.32%	546	28	5.13%	465	16	3.57%
Statutory trust	619	39	6.33%	619	39	6.39%	54	3	5.96%
Other investments	168	3	1.61%	168	4	2.31%	185	29	15.61%

Total interest earning assets	742,082	62,129	8.37%	621,368	52,970	8.52%	441,179	34,342	7.78%

Noninterest earning assets:
Cash and due from banks	9,031			8,047			6,332
Premises and equipment, net	18,808			9,832			5,664
Other assets	12,571			10,559			6,506
Less: allowance for loan losses	(8,736)			(6,764)			(3,848)

Total assets	$773,756			$643,042			$455,833

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$86,483	$2,417	2.79%	$69,919	$1,623	2.32%	$52,555	$668	1.27%
Savings deposits	6,782	41	0.60%	7,813	49	0.63%	9,072	50	0.55%
Time deposits	389,658	19,151	4.91%	327,438	15,071	4.60%	228,316	9,181	4.02%
Short-term borrowings	78,496	4,136	5.27%	80,985	4,286	5.29%	58,107	2,111	3.63%
Long-term debt	27,678	1,133	4.09%	5,350	217	4.05%	5,374	216	4.02%
Junior subordinated debt securities	—	—	0.00%	3,255	233	7.16%	5,140	408	7.94%
Trust preferred capital notes	20,619	1,306	6.33%	20,619	1,317	6.39%	1,807	108	5.96%

Total interest bearing liabilities	609,716	28,184	4.62%	515,379	22,796	4.42%	360,371	12,742	3.54%

Noninterest bearing liabilities:
Demand deposits	45,625			46,391			40,012
Other	10,340			7,726			5,748

Total liabilities	665,681			569,496			406,131
Stockholders’ equity	108,075			73,546			49,702

Total liabilities and stockholders’ equity	$773,756			$643,042			$455,833

Net interest income (taxable equivalent basis)		$33,945			$30,174			$21,600

Net interest margin (5) (taxable equivalent basis)			4.57%			4.86%			4.90%
Average interest spread (6) (taxable equivalent basis)			3.75%			4.10%			4.24%

(1)	Average balances are computed on daily balances and management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was $21 thousand, $21 thousand and $16 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. The tax equivalent adjustment to investment securities was $25 thousand, $33 thousand and $38 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis. Loans are net of unearned income.
(5)	Net interest margin is net interest income, expressed as a percentage of average interest earning assets.
(6)	Interest spread is the average yield earned on interest earning assets, less the average rate incurred on interest bearing liabilities.

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

	Year Ended December 31, 2007 compared to Year Ended December 31, 2006			Year Ended December 31, 2006 compared to Year Ended December 31, 2005			Year Ended December 31, 2005 compared to Year Ended December 31, 2004
	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)
(in thousands)	Volume	Rate		Volume	Rate		Volume	Rate
Interest Income:
Loans	$10,216	$(1,063)	$9,153	$15,840	$2,989	$18,829	$12,069	$988	$13,057
Loans held for sale	—	—	—	(300)	(299)	(599)	(1,332)	635	(697)
Investment securities	(64)	11	(53)	125	23	148	(142)	(37)	(179)
Equity securities	77	12	89	104	70	174	106	12	118
Federal funds sold	(38)	6	(32)	36	17	53	(4)	20	16
Interest bearing deposits in banks	2	1	3	3	9	12	2	(6)	(4)
Statutory trust	—	—	—	36	—	36	3	—	3
Other investments	—	(1)	(1)	(2)	(23)	(25)	(6)	(19)	(25)

	10,193	(1,034)	9,159	15,842	2,786	18,628	10,696	1,593	12,289

Interest Expense:
Interest bearing demand deposits	427	367	794	273	682	955	102	342	444
Savings deposits	(6)	(2)	(8)	(161)	160	(1)	(1)	(1)	(2)
Time deposits	3,007	1,073	4,080	4,418	1,472	5,890	2,010	(121)	1,889
Short-term borrowings	(131)	(19)	(150)	1,007	1,168	2,175	683	834	1,517
Long-term debt	914	2	916	(1)	2	1	186	6	192
Junior subordinated debt securities	(117)	(116)	(233)	(138)	(37)	(175)	(32)	2	(30)
Trust preferred capital notes	—	(11)	(11)	1,201	8	1,209	108	—	108

	4,094	1,294	5,388	6,599	3,455	10,054	3,056	1,062	4,118

Increase (decrease) in net interest income	$6,099	$(2,328)	$3,771	$9,243	$(669)	$8,574	$7,640	$531	$8,171

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

The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged-off, net of recoveries. The following table presents the Company’s loan loss experience for the past five years:

Table 3: Summary of Loan Loss Experience

	Years Ended December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Allowance at beginning of period	$8,144	$5,523	$2,839	$2,503	$2,335
Provision for loan losses	1,645	2,690	2,740	1,695	525

Charge-offs:
Construction and development	—	—	—	—	—
Commercial	363	39	71	1,224	82
Commercial mortgage	—	21	—	117	—
Residential mortgage	—	2	2	—	247
Installment loans to individuals	20	23	8	26	28
Other	—	—	—	—	13

Total loans charged-off	383	85	81	1,367	370

Recoveries:
Construction and development	—	—	—	—	—
Commercial	2	—	—	—	—
Commercial mortgage	6	14	—	—	—
Residential mortgage	—	—	24	—	—
Installment loans to individuals	10	2	1	8	12
Other	—	—	—	—	1

Total recoveries	18	16	25	8	13

Net charge-offs	365	69	56	1,359	357

Allowance at end of period	$9,424	$8,144	$5,523	$2,839	$2,503

Year end loans *	$786,987	$669,541	$508,903	$315,755	$230,050

Ratio of allowance to year end loans	1.20%	1.22%	1.09%	0.90%	1.09%
Average loans outstanding *	$724,468	$603,133	$417,106	$264,815	$214,731

Ratio of net charge-offs to average loans outstanding	0.05%	0.01%	0.01%	0.51%	0.17%

*	Net of unearned income and loans held for sale.

The Company made provisions for loan losses of $1.6 million in 2007, compared to $2.7 million in 2006 and 2005, $1.7 million in 2004 and $524.8 thousand in 2003. Net charge-offs in 2007 were $365.6 thousand compared to $68.8 thousand for 2006, $56.2 thousand for 2005, $1.4 million for 2004 and $356.8 thousand for 2003. This represents 0.05% of average loans outstanding in 2007, 0.01% in 2006 and 2005, 0.51% in 2004 and 0.17% in 2003. The contribution to the provision and the related increase in the allowance in 2007, 2006 and 2005 was due to the overall growth in total loans of 17.5%, 31.6% and 61.2% respectively. Although the Company experienced an increase in charge-offs in 2007 from 2006, net charge-offs as a percentage of average loans outstanding remained relatively low, and below the Company’s peer group for the last five years.

The allowance for loan losses at December 31, 2007 was $9.4 million, compared with $8.1 million at December 31, 2006, $5.5 million at December 31, 2005, $2.8 million at December 31, 2004 and $2.5 million at December 31, 2003. This represented 1.20% of year-end loans at December 31, 2007 compared with 1.22% of year-end loans at December 31, 2006, 1.09% of year-end loans at December 31, 2005, 0.90% of year-end loans at December 31, 2004 and 1.09% of year-end loans at December 31, 2003. Based on current expectations relative to portfolio characteristics and management’s comprehensive allowance analysis, management considers the level of the allowance to be adequate as of December 31, 2007.

The following table shows the allocation of allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 4: Allocation of Allowance for Loan Losses

	December 31,
(in thousands)	2007	2006	2005	2004	2003
Construction and development	$2,166	$1,694	$1,012	$150	$35
Commercial	962	1,090	549	400	400
Commercial mortgage	4,385	3,733	2,832	1,659	1,663
Residential mortgage	1,405	1,000	867	379	175
Installment loans to individuals	164	161	124	96	81
Other	10	12	5	6	5
Unallocated	332	454	134	149	144

Total allowance for loan losses	$9,424	$8,144	$5,523	$2,839	$2,503

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

The following table presents information concerning non-performing assets for the periods indicated.

Table 5: Non-Performing Assets

	December 31,
(in thousands)	2007	2006	2005	2004	2003
Non-accrual loans:
Construction and development	$—	$—	$—	$—	$—
Commercial	256	884	110	437	2,358
Commercial mortgage	130	1,310	—	—	415
Residential mortgage	1,946	—	—	1	67
Installment loans to individuals	55	29	10	13	5
Other	—	—	—	—	—

	2,387	2,223	120	451	2,845

Loans contractually past-due 90 days or more:
Construction and development	437	—	—	—	—
Commercial	588	—	—	—	—
Commercial mortgage	—	—	—	—	—
Residential mortgage	1,520	—	—	—	—
Installment loans to individuals	32	—	1	8	—
Other	1	4	61	8	—

	2,578	4	62	16	—

Total non-performing loans	4,965	2,227	182	467	2,845
Other real estate owned	717	—	—	—	1,095

Total non-performing assets	$5,682	$2,227	$182	$467	$3,940

Non-accrual loans increased $163.4 thousand in 2007 to $2.4 million. Non-accrual loans at December 31, 2007 consist of sixteen (16) loans. $2.1 million or 87.1% of the total consists of five (5) loans which are secured by real estate and management does not anticipate any material losses associated with these credits. The remaining $307.3 thousand in non-accrual represents eleven (11) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Management is closely monitoring these credits and believes that the allowance for loan losses is adequate to offset any potential loss that may occur.

If non-accrual loans had been performing fully, these loans would have contributed an additional $141.1 thousand to interest income in 2007, $58.5 thousand in 2006, $24.8 thousand in 2005, $83.8 thousand in 2004 and $137.4 thousand in 2003.

There was $717.4 thousand in other real estate owned as of December 31, 2007, as compared to none at December 31, 2006, 2005 and 2004 and $1.1 million at December 31, 2003. The balance at December 31, 2007 included two residential properties. One of the properties is currently under contract with an expected closing during the first quarter of 2008. The second property is being actively marketed and is also expected to be sold in 2008. Management does not anticipate any material losses associated with these properties. The balance at December 31, 2003 included one commercial property and one residential property. During 2004, both properties were sold and resulted in a net loss of $10.4 thousand.

The Company continues to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets. As a part of this workout process, the Company routinely reevaluates all reasonable alternatives, including the sale of these assets. Individual action plans have been developed for each non-performing asset.

USES OF FUNDS

Total average earning assets at December 31, 2007 increased 19.4% from year end 2006 compared with 2006’s increase of 40.8% from year end 2005’s increase of 40.8%. The increase in average earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from $510.8 million in 2005 to $788.8 million in 2007.

Loan Portfolio

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of December 31, 2007, total gross loans, including loans held for sale (excluding unearned income), grew to a record $788.8 million, a $117.5 million or a 17.5% increase from $671.3 million at year end 2006. This is a continuation of the growth experienced from year end 2005 to year end 2006 of $160.5 million or 31.4% and from year end 2004 to year end 2005 of $162.5 million or 46.6%. The tremendous growth experienced during the past three years was achieved not only by the high loan demand generated by the low interest rate environment and our strong local economy, but also by the efforts of the Company’s officers to develop new loan relationships combined with the support of existing customers. In addition, during the first half of 2005, the Company added four of the leading veteran commercial lending officers to the Company’s professional team. These professionals also contributed to the significant growth in the loan portfolio. During the past three years, the Company raised $27.5 million in 2006 and $19.34 million in 2005, in additional capital, allowing us to continue our strong growth momentum and allowing us to better serve our customers by increasing our legal lending limit to over $17.6 million as of December 31, 2007.

During the past three years, a considerable volume of new loan relationships have been developed with “old line and well-established” local businesses, who have transferred their relationships to the Company from other regional financial institutions that are experiencing further consolidation. This has been an excellent source of new business for the Bank, as customers still value the personal attention traditionally offered by a community bank. The Bank intends to aggressively continue to target these relationships in future periods.

The Company’s overall objective in managing loan portfolio risk is to minimize the adverse impact of any single event or set of occurrences. To achieve this objective, the Company strives to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration.

The table below classifies gross loans by major category and percentage distribution of gross loans at December 31 for each of the past five years.

Table 6: Loans By Classification

	December 31,
	2007		2006		2005		2004		2003
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction and development	$222,972	28.27%	$178,805	26.64%	$103,091	20.18%	$20,912	6.59%	$7,759	3.36%
Commercial	71,172	9.02%	57,092	8.50%	51,896	10.16%	45,422	14.32%	45,584	19.74%
Commercial mortgage	361,659	45.85%	323,729	48.22%	257,204	50.35%	187,935	59.24%	131,744	57.05%
Residential mortgage	118,180	14.98%	97,395	14.51%	86,353	16.91%	51,320	16.18%	36,269	15.70%
Installment loans to individuals	13,782	1.75%	13,027	1.94%	11,597	2.27%	10,575	3.34%	8,226	3.56%
Other	1,033	0.13%	1,267	0.19%	659	0.13%	1,057	0.33%	1,369	0.59%

Total gross loans	788,798	100.00%	671,315	100.00%	510,800	100.00%	317,221	100.00%	230,951	100.00%

Loans held for sale	—		—		—		31,107		56,132

Total	$788,798		$671,315		$510,800		$348,328		$287,083

Construction and development loans increased $44.2 million to $223.0 million in 2007 compared to an increase of $75.7 million to $178.8 million in 2006 and an $82.2 million increase to $103.1 million in 2005. The Company makes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Company also makes construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that present other business opportunities for the Company.

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

Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity or five year rate call) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. Total commercial loans increased 13.7% to $432.8 million in 2007 compared with an increase of 23.2% to $380.8 million in 2006 and an increase of 32.5% to $309.1 million in 2005. Virtually all of the Company’s commercial real estate mortgage and construction loans relate to property in our market areas of Hampton Roads and Northeastern North Carolina which includes the cities of Norfolk, Virginia Beach, Chesapeake, Portsmouth and Suffolk, Virginia and the Outer Banks of North Carolina. As such, they are subject to risks relating to the general economic conditions in those markets, and the market for real estate in particular. These regions have experienced solid economic activity during 2005, 2006 and 2007, the local real estate market remains steady, and the Company attempts to mitigate risk through careful underwriting, including primary reliance on the borrower’s financial capacity and the ability to repay without resort to the property, and lends primarily with respect to properties occupied, or managed by the owner.

Residential mortgage loans increased $20.8 million or 21.3% in 2007, compared to an increase of $11.0 million or 12.8% in 2006, and an increase of $35.0 million or 68.3% to $86.4 million in 2005. The Company’s 1-4 family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan.

Consumer installment loans increased $754.2 thousand or 5.8% in 2007, representing 1.8% of total gross loans at December 31, 2007. Consumer installment loans represented 1.9% and 2.3% of total gross loans as of December 31, 2006 and 2005, respectively.

As of December 31, 2007, 2006 and 2005, the Company did not have any loans held for sale. Included in total loans as of December 31, 2004 were $31.1 million in loans classified as held for sale. These loans are pre-committed for sale prior to funding and are secured by first deeds of trust on residential 1 to 4 family dwellings.

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

The following table shows the maturity or period of re-pricing of gross loans outstanding as of December 31, 2007. Demand loans, as well as loans having no stated schedule of repayments and no stated maturity are reported as due within one year. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due. Since the majority of the Company’s loan portfolio is short-term, the Company can re-price its portfolio more frequently to minimize long-term interest rate fluctuations and maintain a steady interest margin.

Table 7: Loan Maturities and Re-Pricing Schedule

	December 31, 2007
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Variable Rate:
Construction and development	$166,003	$23,591	$2,951	$192,545
Commercial	29,351	5,234	—	34,585
Commercial mortgage	118,498	160,499	5,802	284,799
Residential mortgage	49,715	26,491	929	77,135
Installment and other loans	4,277	399	—	4,676

Total variable rate	$367,844	$216,214	$9,682	$593,740

Fixed Rate:
Construction and development	$17,707	$9,770	$2,950	$30,427
Commercial	10,958	11,956	13,673	36,587
Commercial mortgage	6,524	27,320	43,016	76,860
Residential mortgage	13,554	7,181	20,310	41,045
Installment and other loans	2,197	4,479	3,463	10,139

Total fixed rate	$50,940	$60,706	$83,412	$195,058

Total	$418,784	$276,920	$93,094	$788,798

Investments

The investment portfolio plays a role in the management of interest rate sensitivity of the Company and generates interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The table below presents information pertaining to the composition of the securities portfolio. At year end 2007, 2006 and 2005, investment securities totaled $7.4 million, $7.7 million and $8.9 million, respectively.

Table 8: Composition of Investments

	December 31,
(in thousands)	2007	2006	2005
Securities available for sale (1):
U. S. Government and agency securities	$5,539	$5,495	$5,985
Mortgage-backed securities	624	786	1,085
State and municipal securities	780	925	1,324

	6,943	7,206	8,394

Securities held to maturity (2):
Mortgage-backed securities	241	289	358
State and municipal securities	191	181	172

	432	470	530

Total investment securities	$7,375	$7,676	$8,924

(1)	Carried at fair value.
(2)	Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

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

Management views the portfolio as diversified among several market sectors as summarized below:

Sector	%
Municipals	14.2%
Fixed Agency	73.3%
Floating MBS	7.4%
Floating CMO	3.9%
Fixed MBS	1.0%
Fixed CMO	0.2%

100.0%

The following table presents information on the maturities and weighted average yields of the Company’s investment securities at December 31, 2007. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.

Table 9: Investment Maturities and Yields

	December 31, 2007
	Held to Maturity			Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Government and agency:
Within one year	$—	$—	—	$5,511	$5,539	4.64%
After one year to five years	—	—	—	—	—	—
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	—	—	—	5,511	5,539	4.64%

Mortgage-backed:
Within one year	13	13	4.00%	19	19	6.52%
After one year to five years	228	229	5.82%	606	605	5.03%
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	241	242	5.72%	625	624	5.07%

State and municipal:
Within one year	191	194	7.86%	220	220	6.73%
After one year to five years	—	—	—	—	—	—
After five years through ten years	—	—	—	554	560	6.55%
After ten years	—	—	—	—	—	—

Total	191	194	7.86%	774	780	6.60%

Total securities	$432	$436	6.69%	$6,910	$6,943	5.05%

As of December 31, 2007, the overall portfolio has a yield of 5.18%, on a fully taxable equivalent basis. The portfolio has a weighted average repricing term of 0.7 years; 89.5% of total holdings are invested in fixed rate securities; and 94.1% of the portfolio is categorized as available for sale. As of December 31, 2007, the total portfolio, including both held to maturity and available for sale investments, currently contained an unrealized gain of $33.7 thousand.

Fixed agency holdings total $5.5 million par value, or 73.3% of the total holdings, and have a taxable equivalent yield to the effective maturity date of 4.83%. Municipal holdings total $975.0 thousand par value, or 14.2% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.85%. Management believes these issues have excellent credit quality, as most of the portfolio is AA-rated or higher. The average duration date of the fixed agency and municipal portfolios is approximately 0.7 and 0.6 years, respectively.

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

Total deposits reached a record $572.3 million as of December 31, 2007, an increase of 17.5% or $85.1 million over 2006. This is a continuation of the growth experienced in 2006 of $103.3 million or 26.9% to $487.2 million. Noninterest-bearing demand deposits decreased $1.8 million or 4.2% during 2007 following an increase of $1.0 million or 2.5% during 2006. Interest-bearing demand deposits decreased $2.3 million or 2.9% during 2007 following an increase of $23.0 million or 40.2% during 2006. Savings deposits decreased $866.0 thousand or 12.1% during 2007 following a decrease of $1.2 million or 14.0% during 2006. The decline in demand and savings deposits is primarily attributable to the high interest rate environment which has caused a shift from the lower priced deposits into higher paying funds. Management believes the overall growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special deposit promotions and product enhancements, as well as the Company’s continued marketing efforts. Included in time deposits less than $100,000 as of December 31, 2007, 2006 and 2005 are $160.5 million, $117.2 million and $66.7 million, respectively, in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area.

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

The breakdown of deposits at December 31 for the three previous years is shown in the following table.

Table 10: Deposits by Classification

	December 31,
	2007		2006		2005
(dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest-bearing demand deposits	$41,233	7.20%	$43,045	8.84%	$41,999	10.94%
Interest-bearing demand deposits	77,750	13.59%	80,080	16.44%	57,129	14.88%
Savings deposits	6,304	1.10%	7,170	1.47%	8,335	2.17%
Time deposits:
Less than $100,000	330,919	57.82%	266,926	54.79%	201,564	52.51%
$100,000 or more	116,090	20.29%	89,954	18.46%	74,863	19.50%

	$572,296	100.00%	$487,175	100.00%	$383,890	100.00%

Table 11: Maturities of Time Deposits $100,000 or More at December 31, 2007

(in thousands)	Amount
3 months or less	$31,650
Over 3 through 12 months	50,393
Over 12 months	34,047

Total	$116,090

Borrowings

The Company’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure.

Purchased liabilities are composed of federal funds purchased, advances from the FHLB of Atlanta and certificates of deposit of $100.0 thousand and over (large CDs). The strong loan demand experienced over the last several years outpaced the Company’s increase in core deposits, and as a result purchased funds at December 31, 2007 equaled $240.6 million compared to $183.9 million in 2006, and $145.5 million in 2005. See Notes 8 and 9 to Consolidated Financial Statements for additional disclosures related to borrowing arrangements.

Noninterest Income

Total noninterest income increased in 2007 to $5.2 million, an increase of $121.8 thousand or 2.4% from the $5.1 million reported in 2006. Total noninterest income increased $1.2 million or 30.0% in 2006 and $825.0 thousand or 26.9% in 2005. The overall increase in noninterest income is in line with the Company’s objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin. Service charges on deposit accounts decreased 2.2% in 2007, decreased 5.5% in 2006 and increased 7.8% in 2005. Included in service charges on deposit accounts as of December 31, 2007, 2006 and 2005 were $792.9 thousand, $819.7 thousand and $886.8 thousand in non-sufficient funds (“NSF”) fees. Other service charges and fees increased 26.5% in 2007, decreased 1.6% in 2006 and decreased 5.1% in 2005. Included in other service charges and fees as of December 31, 2007, 2006 and 2005 were $344.0 thousand, $252.1 thousand and $243.1 thousand in ATM fee income. The increases in ATM fee income are the result of the expansion of our branch and ATM networks as well as the record increases in deposits and the corresponding number of deposit accounts.

Revenues from Executive Title Center, which commenced operations July 1, 2005, contributed $810.1 thousand, $899.2 thousand and $303.4 thousand to noninterest income during 2007, 2006 and 2005, respectively. Revenues from Commonwealth Financial Advisors, LLC, which commenced operations November 1, 2005, contributed $857.2 thousand, $700.0 thousand and $32.4 thousand to noninterest income during 2007, 2006 and 2005, respectively. Also, included in noninterest income are revenues from the mortgage company which contributed $1.5 million, $1.6 million and $1.6 million to noninterest income for the years ended December 31, 2007, 2006 and 2005, respectively.

Noninterest Expense

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased to $20.3 million in 2007 or 19.8% following increases of 34.3% and 25.2% in 2006 and 2005, respectively. The increase in noninterest expense is in line when compared to the Bank’s overall growth. The ratio of noninterest expense to average total assets was 2.63%, 2.63% and 2.77% for the years ended December 31, 2007, 2006 and 2005, respectively. Cost associated with handling our substantial asset and liability growth resulted in increases to almost every component of noninterest expense.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest revenues along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 51.96% for the year ended December 31, 2007, compared to 48.16% in 2006 and 49.57% in 2005.

Salaries and employee benefits, the largest component of noninterest expense, increased by 18.3% in 2007 following an increase of 32.6% in 2006 and 32.2% in 2005. These increases were driven by annual merit increases, the addition of several new positions during 2005, 2006 and 2007, including the staff needed for the two new branches added in late 2005, the new branch opened in the second quarter of 2006 and the six new branches added in 2007, an increase in certain employee benefit costs experienced in each year, and the creation of the title company and investment company during 2005. The Company is currently servicing a record number of deposit and loan accounts. To support this growth, along with the legislation and requirements relating to the Sarbanes-Oxley Act, the Bank Secrecy Act, the Patriot Act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act, and others, the Company had to deploy significant resources including additional employees who can devote the time and attention necessary to ensure ongoing compliance with each of these important policies. Salaries and benefit costs associated with the mortgage company were $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Salaries and benefit costs associated with the title company were $317.8 thousand, $309.5 thousand and $142.4 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. Salaries and benefit costs associated with the investment company were $683.2 thousand, $495.1 thousand and $40.6 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. The increase can be attributable to the opening of two new branches during 2005, the new branch opened in the second quarter of 2006, the six new branches opened in 2007, the improvements to several of the branch facilities; the cost of which qualified for capitalization and the occupancy cost associated with the mortgage, title and investment companies. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, increased $661.4 thousand or 13.4% in 2007, compared with $1.4 million or 38.5% in 2006, and an increase of $602.4 thousand or 20.4% in 2005. The major part of this increase is the result of the Company’s investment in an extensive multimedia advertising campaign utilizing billboards, radio and newspaper to promote and reinforce its presence throughout Southside Hampton Roads during 2007, 2006 and 2005. Advertising and marketing expense increased by 22.0% in 2007, following an increase of 46.4% in 2006 and an increase of 67.4% in 2005. Bank Franchise Tax, which is based largely on outstanding equity at year end, has increased 8.1%, 69.1% and 81.9% for 2007, 2006 and 2005, respectively as a result of our increased equity due to our record earnings and capital the Company raised during the last several years.

Income Taxes

Income tax expense for 2007, 2006 and 2005 was $5.9 million, $5.4 million and $3.4 million, respectively. The Company’s effective tax rate for the years ended December 31, 2007, 2006 and 2005 was 34.6%, 34.8% and 34.0%, respectively. The effective tax rate decreased in 2007 due to a decrease in nondeductible expenses and a decrease in tax exempt income. For more information on Income Tax Expense, see Note 14 of the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K.

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

Based on the Company’s outstanding financial performance for the year ended December 31, 2007, the Company paid out quarterly cash dividends for a total of $0.28 per share or a 40.6% increase over the year ended December 31, 2006. On February 28 and May 31, 2007, the Company paid a $0.06 cash dividend. On August 31 and November 30, 2007, the Company paid a $0.08 cash dividend which was an increase of 33.3%. In 2006, the Company paid a $0.0495 cash dividend on February 28 and May 31, and increased the dividend 1.0% to $0.05, which was paid on August 31 and November 30 for a total of $0.1991 per share paid out in 2006, an increase of 14.7% over 2005. In 2005, the Company paid a $0.0413 cash dividend on February 28, May 31 and August 31, and in the fourth quarter of 2005 increased the dividend 20% to $0.0497, which was paid on November 30 for a year to date total of $0.1736 per share.

Capital Resources and Adequacy

Total stockholders’ equity at December 31, 2007 increased 9.9% to a record $113.4 million compared to $103.2 million at December 31, 2006. During 2006, stockholders’ equity increased 64.6% from the $62.7 million at December 31, 2005. Contributing to the increase in 2007 was our record earnings of $11.2 million. Contributing to the increase in 2006 was $27.5 million in additional capital raised by the Company through a private placement which issued 1,163,461 shares of newly issued Company common stock at a price of $23.64 per share. Contributing to the increase in 2005 was $19.34 million in additional capital raised by the Company through a private placement which issued 1,170,081 shares of newly issued company common stock at a price of $16.53 per share. Our strong earnings of $10.1 million in 2006 and $6.6 million in 2005 also contributed to the increases in stockholders’ equity.

The Federal Reserve, the Office of the Controller of the Currency and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies. Risk-based capital ratios are another measure of capital adequacy. On October 26, 2006 and June 27, 2005, the Parent generated $27.5 million and $19.34 million, respectively, in new regulatory capital through the private placement of its common stock. On November 30, 2005, the Parent generated $20.0 million in new regulatory capital from the initial funding of a trust preferred securities offering. Under Federal Reserve Bank rules, the Company and the Bank were considered “well capitalized,” the highest category of capitalization defined by the regulators as of December 31, 2007. The Bank’s risk-adjusted capital ratios at December 31, 2007, were 13.66% for Tier 1 and 14.85% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.

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

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest-bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $16.3, $20.2 and $22.0 million as of December 31, 2007, 2006 and 2005, respectively. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $45.0 million, the ability to borrow from the Federal Reserve System up to $130.0 thousand and from the Federal Home Loan Bank of Atlanta up to $138.5 million. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, including the use of broker certificates of deposit, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

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

Off-Balance Sheet Arrangements and Other Contractual Obligations

To meet the financing needs of customers, the Company is a party, in the normal course of business, to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, commitments to sell loans and standby letters of credit. For further information on off-balance commitments see Note 23—Financial Instruments with Off-Balance Sheet Risk, in the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K.

The following table summarizes the Company’s significant contractual obligations, contingent obligations and certain other off-balance sheet commitments outstanding as of December 31, 2007:

Table 12: Contractual Obligations

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$20,301	$1,607	$3,574	$3,258	$11,862
Other liabilities on balance sheet under GAAP:
Federal Home Loan Bank advances	69,228	69,228	—	—	—
Trust preferred capital notes	20,619	—	20,619	—	—
Long-term debt	55,322	26	5,052	244	50,000
Off-balance sheet commitments:
Standby letters of credit	8,742	8,006	736	—	—
Commitments to extend credit	109,713	109,713	—	—	—

Total contractual obligations	$283,925	$188,580	$29,981	$3,502	$61,862

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157—Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

In February 2007, the FASB issued SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“Statement 159”). Statement 159 permits all entities to measure eligible items at fair value. Eligible items include recognized financial assets and financial liabilities with exceptions, firm commitments involving financial instruments, nonfinancial insurance contracts and warranties paid to a third party, and host financial instruments resulting from separation of an embedded nonfinancial instrument. The Amendment to FASB Statement 115 also provides the fair value measurement to all entities with available-for-sale and trading securities. Statement 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007)—Business Combinations (“Statement 141R”). Statement 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under Statement 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. Statement 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of Statement 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. Statement 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. This accounting standard is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of Statement 160 on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is exposure to interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. Based on the nature of the Company’s operations, it is not subject to foreign currency exchange or commodity price risk. The Bank’s loan portfolio is concentrated primarily in the Hampton Roads and Northeastern North Carolina areas, including the cities of Norfolk, Virginia Beach, Chesapeake, Portsmouth and Suffolk, Virginia and the Outer Banks of North Carolina and is, therefore, subject to risks associated with these local economies. As of December 31, 2007, the Company does not have any hedging transactions in place such as interest rate swaps or caps.

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

The following table represents the interest rate sensitivity on net interest income for the Company for the twelve months following each of the two year ends 2007 and 2006, using different rate scenarios:

Change in Prime Rate	2007 % Change in Net Interest Income	2006 % Change in Net Interest Income
+ 200 basis points	6.23%	6.79%
+ 100 basis points	3.33%	3.93%
- 100 basis points	(3.35)%	(3.91)%
- 200 basis points	(5.98)%	(7.96)%

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

The following table reflects the change in net market value over different rate environments:

Change in Prime Rate	2007 % Change in Net Market Value	2006 % Change in Net Market Value
+ 200 basis points	(4.57)%	(2.77)%
+ 100 basis points	(2.50)%	(0.26)%
- 100 basis points	2.24%	(0.12)%
- 200 basis points	2.74%	0.54%

Another technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At December 31, 2007, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within a period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $3.8 million, or 0.45% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield on the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur.

The table below sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December 31, 2007 and 2006 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Long-term debt (advances from Federal Home Loan Bank of Atlanta) is included in the period in which they contractually mature. Each contains certain conversion options that may cause the advances to mature or convert prior to final maturity. The trust preferred capital notes are included in the period in which they may first be redeemed. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans.

Table 13: Interest Rate Sensitivity Analysis

	December 31, 2007
(dollars in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$1,037	$4,946	$832	$560	$7,375
Equity securities	—	—	—	8,759	8,759
Loans	372,712	46,073	276,920	93,093	788,798
Interest bearing deposits in banks	602	—	—	—	602
Federal funds sold	158	—	—	—	158

Total	$374,509	$51,019	$277,752	$102,412	$805,692
Cumulative totals	374,509	425,528	703,280	805,692

Interest Bearing Liabilities:
Deposits:
Demand	$77,750	$—	$—	$—	$77,750
Savings	6,304	—	—	—	6,304
Time deposits, $100,000 and over	31,650	50,393	34,047	—	116,090
Other time deposits	58,489	127,634	140,435	4,361	330,919
Short-term borrowings	69,228	—	—	—	69,228
Long-term debt	322	—	5,000	50,000	55,322
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$243,743	$178,027	$200,101	$54,361	$676,232
Cumulative totals	243,743	421,770	621,871	676,232
Interest sensitivity gap	$130,766	$(127,008)	$77,651	$48,051	$129,460
Cumulative interest sensitivity gap	$130,766	$3,758	$81,409	$129,460
Cumulative interest sensitivity gap as a percentage of total assets	15.51%	0.45%	9.66%	15.35%

	December 31, 2006
(dollars in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$189	$510	$6,416	$561	$7,676
Equity securities	—	—	—	7,185	7,185
Loans	317,206	24,097	222,713	107,299	671,315
Interest bearing deposits in banks	427	—	—	—	427
Federal funds sold	2,031	—	—	—	2,031

Total	$319,853	$24,607	$229,129	$115,045	$688,634
Cumulative totals	319,853	344,460	573,589	688,634

Interest Bearing Liabilities:
Deposits:
Demand	$80,080	$—	$—	$—	$80,080
Savings	7,170	—	—	—	7,170
Time deposits, $100,000 and over	1,693	41,459	39,894	6,908	89,954
Other time deposits	10,577	77,906	162,506	15,937	266,926
Short-term borrowings	88,611	—	—	—	88,611
Long-term debt	348	—	5,000	—	5,348
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$188,479	$119,365	$228,019	$22,845	$558,708
Cumulative totals	188,479	307,844	535,863	558,708
Interest sensitivity gap	$131,374	$(94,758)	$1,110	$92,200	$129,926
Cumulative interest sensitivity gap	$131,374	$36,616	$37,726	$129,926
Cumulative interest sensitivity gap as a percentage of total assets	18.37%	5.12%	5.27%	18.17%

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K as Exhibit 99.1. PKF Witt Mares, PLC’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 1 hereof.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred since December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board of Directors

Currently, the Board of Commonwealth Bankshares, Inc. is comprised of ten members who are divided into three classes. These directors serve for the terms of their respective classes, which expire in 2008, 2009 and 2010. Mr. Raju V. Uppalapati was elected to serve as a director of Commonwealth Bankshares, Inc. and Bank of the Commonwealth in September 2007. The following table sets forth the composition of the Board of Directors.

Class I (Term Expiring in 2010)	Class II (Term Expiring in 2008)	Class III (Term Expiring in 2009)
Morton Goldmeier	Herbert L. Perlin	Edward J. Woodard, Jr., CLBB
William D. Payne, M.D.	Kenneth J. Young	Laurence C. Fentriss
Richard J. Tavss	Thomas W. Moss, Jr.	Raju V. Uppalapati
E. Carlton Bowyer, Ph.D.

The following paragraphs set forth certain information, as of December 31, 2007, for each of the ten directors of Commonwealth Bankshares, Inc.

Class I

(Term Expiring in 2010)

Morton Goldmeier, 84, has served as President of Hampton Roads Management Associates, Inc., a real estate management company, since 1990. Mr. Goldmeier is also a retired partner of Goodman & Company, LLP, a regional certified public accounting and business advisory firm based in Norfolk, Virginia. Mr. Goldmeier has served as a director of the Parent since 1988 and as a director of the Bank since 1988.

William D. Payne, M.D., 72, retired from Drs. Payne, Ives and Holland, Inc. in 2001. Dr. Payne has served as a director of the Parent since 1988 and as a director of the Bank since 1988.

Richard J. Tavss, 68, has served as Senior Counsel of Tavss Fletcher, Norfolk, Virginia, since 1977. Mr. Tavss has served as a director of the Parent since 1988 and as a director of the Bank since 1988.

E. Carlton Bowyer, Ph.D., 74, served as superintendent of the Virginia Beach School System before retiring in 1991. Dr. Bowyer was employed with the Virginia Beach School System for 31 years. Dr. Bowyer served as a Virginia Beach Advisory Board director prior to becoming a director of the Parent and the Bank in 2001.

Class II

(Term Expiring in 2008)

Herbert L. Perlin, 67, has served as senior partner of Perlin Rossen & Associates LLC, a wealth management group located in Virginia Beach, Virginia, since 1983. Mr. Perlin has served as a director of the Parent since 1988 and as a director of the Bank since 1987.

Kenneth J. Young, 57, has served as President of the Norfolk Tides and Albuquerque Isotopes baseball clubs and Ovations Food Services, since 1996. Mr. Young has served as a director of the Parent since 1999 and as a director of the Bank since 1999.

Thomas W. Moss, Jr., 79, was elected Treasurer of the City of Norfolk in 2001. Mr. Moss was formerly Attorney, President and sole owner of Thomas W. Moss, Jr. PC and a former speaker of the House of Delegates for the Commonwealth of Virginia. Mr. Moss has served as a director of the Parent since 1999 and as a director of the Bank since 1999.

Class III

(Term Expiring in 2009)

Edward J. Woodard, Jr., CLBB, 65, has served as President and Chief Executive Officer of Bank of the Commonwealth since 1973 and as Chairman of the Board since 1988. He has served as Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares since 1988. Mr. Woodard is also President and Director of BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage and Commonwealth Financial Advisors, LLC, President of Boush Bank Building Corporation and a general partner in Boush Bank Building Associates. Mr. Woodard has served as a director of the Parent since 1988 and as a director of the Bank since 1973.

Laurence C. Fentriss, 53, is President of Anderson and Strudwick Investment Corporation, parent of Anderson and Strudwick, Inc., a full service brokerage and investment banking firm, and formerly co-founder of Baxter, Fentriss and Company, an investment banking firm. Mr. Fentriss has served as a director of the Parent since 2001 and as a director of the Bank since 2001.

Raju V. Uppalapati, 45, is the Chairman and CEO of RAVA Group and CEO and partner of BD & A Realty & Construction, Inc., one of the largest Real Estate Developers in Eastern North Carolina. In addition, he is the founder of several successful business start-ups involved in real estate, hospitality, financial, venture capital and technology sectors. Mr. Uppalapati has served as a director of the Parent and the Bank since September 2007.

Executive Officers of Commonwealth Bankshares, Inc. and Bank of the Commonwealth

In addition to Mr. Woodard, the following individuals serve as executive officers of the Company.

Cynthia A. Sabol, CPA, 45, assumed the role of Executive Vice President, Chief Financial Officer and Secretary of the Company and Bank in February 2004. Ms. Sabol is also Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance of Hampton Roads, Inc., and Commonwealth Financial Advisors, LLC and Director, Vice President and Treasurer of Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage. Prior to joining the Bank, she worked at Hampton Roads Bankshares, Inc., a community bank located in Norfolk, Virginia, as Senior Vice President and Chief Financial Officer for ten years and as an executive with Ernst and Young, a public accounting firm, for nine years. Ms. Sabol is a certified public accountant and received a Bachelor of Science degree from the State University of New York at Albany.

Simon Hounslow, 43, Executive Vice President and Chief Lending Officer has been with the Bank since 1989. In December 2004, he was promoted from Senior Vice President to Executive Vice President and Chief Credit Officer. Mr. Hounslow has over 18 years in the banking industry, specializing in commercial, consumer and construction lending.

Stephen G. Fields, 44, joined the Company in December 2003 as Senior Vice President and Commercial Loan Officer. Mr. Fields is also Director, Vice President and Secretary of Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage. In December 2004, he was promoted to Executive Vice President and Commercial Loan Officer. Mr. Fields has 13 years in the banking industry concentrating in commercial, consumer and construction lending. Prior to joining the Bank, Mr. Fields worked at Bank of Hampton Roads, as Senior Vice President and Commercial Loan Officer for 9 years. Mr. Fields also has 6 years working as an examiner with the Federal Reserve Bank of Richmond.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and greater than 10.0% beneficial owners were complied with in 2007.

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

Audit Committee and Audit Committee Financial Expert

The Company’s Board has a separately designed standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. During 2007, the members of the Audit Committee were Morton Goldmeier, Thomas W. Moss, Jr., E. Carlton Bowyer Ph.D., Herbert L. Perlin and Kenneth J. Young. The Board has determined that Morton Goldmeier, Chairman of the Audit Committee, is an audit committee financial expert as stipulated by the SEC and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc. (“NASDAQ”).

Item 11.	Executive Compensation

Compensation and Discussion and Analysis

Overview of Compensation Program

The Personnel Committee (the “Committee”) assists the Board of Directors in administering the policies governing the annual compensation paid to executive officers. The goal of the Committee is to motivate executives to achieve a range of performance consistent with the Company’s strategic and business plans approved by the Board of Directors while insuring that the financial costs of current or proposed compensation and benefit programs are reasonable and consistent with industry standards and stockholder interests. The Committee is comprised of five non-employee directors, William D. Payne, M.D., Chairman, E. Carlton Bowyer, Ph.D., Thomas W. Moss, Jr., Kenneth J. Young and Raju V. Uppalapati (added in September 2007) each of whom is independent under the NASDAQ listing standards.

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

All awards of shares of the Company’s stock options under the aforementioned program are made at or above the market price at the time of the award. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate. In 2007 and 2006, all awards consisted of grants of stock options having exercise prices equal to 100% of the fair market value of the Company’s common stock on the date of grant. All stock options granted have a ten year life and are fully vested and exercisable at the date of grant.

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

Stock option grants to the named executives (as defined on page 36) are detailed in Executive Compensation-Grants of Plan-Based Awards on page 37.

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

The Company has also entered into deferred supplemental compensation agreements with Ms. Sabol, Mr. Hounslow and Mr. Fields. The terms and conditions of these agreements are virtually the same as those of Mr. Woodard’s deferred supplemental compensation agreement described above, except for the amount of payment they are entitled. Under the supplemental agreement, Ms. Sabol is entitled to payment from the Bank of nine hundred thousand dollars ($900,000) in one hundred eighty (180) equal consecutive monthly installments of five thousand dollars ($5,000) each. Mr. Hounslow and Mr. Fields are both entitled to five hundred forty thousand dollars ($540,000) in one hundred eighty (180) equal consecutive monthly installments of three thousand dollars ($3,000) each. Amendments to the deferred supplemental compensation agreements with Ms. Sabol, Mr. Hounslow and Mr. Fields have been approved by the Personnel Committee. Under these amendments, Ms. Sabol’s payment from the Bank has been increased from $900,000 to $1,500,000 while Mr. Hounslow’s and Mr. Fields’ payments from the Bank have been increased from $540,000 to $750,000. All other terms of these agreements remain unchanged. The formal amendments are currently in the process of being prepared.

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

Attributed cost of the personal benefits described above for the named executive officers for the fiscal years ended December 31, 2007 and 2006, are included on page 36 in the Summary Compensation Table.

Employment Contracts

The Company has entered into employment contracts that include “change of control” provisions with certain key executives, including the named executive officers. The employment agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the named executive officers is provided on page 38 and 39 under the sections “Employment Agreements” and “Potential Payments Upon Termination or Change in Control”.

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

Compensation Committee Report

The Compensation (Personnel) Committee of the Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the proxy statement on Schedule 14A for its 2008 annual meeting, each as filed with the Securities and Exchange Commission.

The Compensation Committee

William D. Payne, M.D., Chairman

E. Carlton Bowyer, Ph. D.

Thomas W. Moss, Jr.

Raju V. Uppalapati

Kenneth J. Young

Summary Executive Compensation

The following table sets forth information for the years ended December 31, 2007 and 2006 regarding the compensation paid or accrued by the Company and its subsidiary for the Company’s Chief Executive Officer, Chief Financial Officer and executive officers whose total compensation exceeded $100,000 in 2007 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Option Awards (1)		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)		All Other Compensation (3)		Total ($)
Edward J. Woodard, Jr., CLBB Chairman of the Board President and Chief Executive Officer	2007 2006	$ $	400,000 330,000	$ $	300,000 225,000	$ $	1,890 7,632	$ $	— —	$ $	160,526 160,526	$ $	97,625 76,603	$ $	960,041 799,761

Cynthia A. Sabol, CPA, Executive Vice President and Chief Financial Officer	2007 2006	$ $	200,000 170,000	$ $	115,000 100,000	$ $	1,890 7,632	$ $	— —	$ $	27,353 27,353	$ $	15,786 15,091	$ $	360,029 320,076

Simon Hounslow, Executive Vice President and Chief Lending Officer	2007 2006	$ $	165,000 150,000	$ $	— —	$ $	1,890 7,632	$ $	82,500 75,000	$ $	14,326 14,326	$ $	14,848 14,109	$ $	278,564 261,067

Stephen G. Fields, Executive Vice President and Commercial Loan Officer	2007 2006	$ $	152,000 140,000	$ $	— —	$ $	1,260 3,180	$ $	76,000 65,000	$ $	16,070 16,070	$ $	15,092 14,074	$ $	260,422 238,324

(1)	Refer to Note 1 and Note 20 in the Consolidated Financial Statements attached as Exhibit 99.1 of the Form 10-K as of December 31, 2007 for the relevant assumptions used to determine the valuation of the option awards.
(2)	Expense recognized in 2007 and 2006 for the annual accrual under the named executives Deferred Supplemental Compensation Agreement.
(3)	Includes 401(k) matching contribution, 401(k) profit sharing, premiums paid for Key Man long-term disability plans, and directors fees paid to Mr. Woodard for 2007 and 2006 in the amount of $75,500 and $55,300, respectively, and life insurance premium paid for the benefit of Mr. Woodard’s beneficiary.

Grants of Plan-Based Awards

The following table sets forth information for the years ended December 31, 2007 and 2006 regarding grants of plan-based equity awards to the named executive officers.

Grants of Plan-Based Awards Table

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)
Edward J. Woodard, Jr., CLBB	12/11/2007	1,500	$16.980
	12/06/2006	1,320	$24.873

Cynthia A. Sabol, CPA	12/11/2007	1,500	$16.980
	12/06/2006	1,320	$24.873

Simon Hounslow	12/11/2007	1,500	$16.980
	12/06/2006	1,320	$24.873

Stephen G. Fields	12/11/2007	1,000	$16.980
	12/06/2006	550	$24.873

(1)	Options granted were incentive stock options pursuant to the Company’s 2005 Stock Incentive Plan. The terms of the options provide for immediate vesting and have a life of 10 years. Options expire 90 days after termination of employment, to include retirement. In the event of death, the option award remains exercisable until the tenth anniversary of the option’s date of grant.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information regarding the outstanding equity awards as of December 31, 2007 for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date
Edward J. Woodard, Jr., CLBB	4,537	(1)	$8.281	12/31/08
	6,050	(2)	7.686	12/31/09
	6,050	(2)	5.893	10/01/11
	5,324	(2)	15.950	12/30/13
	5,445	(2)	15.512	12/14/14
	36,300	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
	3,630	(2)	15.512	12/14/14
	3,630	(2)	19.314	09/26/15
	3,630	(3)	21.694	11/15/15
	1,500	(3)	16.980	12/11/17

Cynthia A. Sabol, CPA	7,260	(2)	$15.512	12/14/14
	36,300	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
	1,500	(3)	16.980	12/11/17

Simon Hounslow	2,722	(1)	$8.281	12/31/08
	3,025	(2)	7.686	12/31/09
	3,025	(2)	5.893	10/01/11
	4,840	(2)	15.950	12/30/13
	6,050	(2)	15.512	12/14/14
	30,250	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
	1,500	(3)	16.980	12/11/17

Stephen G. Fields	6,050	(2)	$15.512	12/14/14
	30,250	(3)	19.008	09/26/15
	550	(3)	24.873	12/06/16
	1,000	(3)	16.980	12/11/17

(1)	Stock Options issued under the Company’s 1990 Stock Option Plan.
(2)	Stock Options issued under the Company’s 1999 Stock Incentive Plan.
(3)	Stock Options issued under the Company’s 2005 Stock Incentive Plan.

Option Exercises and Stock Vested

The following table shows the options that were exercised by the named executive officers during the last fiscal year.

Option Exercises and Stock Vested Table

	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Edward J. Woodard, Jr., CLBB	4,900	$42,429	(1)
Simon Hounslow	2,940	$24,370	(2)

(1)	The value is equal to (i) the excess of $16.13, the closing price of the Company’s common stock on December 19, 2007, the day that the option was exercised, over $7.471, the exercise price, multiplied by (ii) 4,900 options.
(2)	The value is equal to (i) the excess of $15.76, the closing price of the Company’s common stock on December 21, 2007, the day that the option was exercised, over $7.471, the exercise price, multiplied by (ii) 2,940 options.

Pension Benefits

Pension Benefits Table

	Plan Name (1)	Present Value of Accumulated Benefit ($)
Edward J. Woodard, Jr., CLBB	Amended and Restated Deferred Supplemental Compensation Agreement	$893,707
Cynthia A. Sabol, CPA	Deferred Supplemental Compensation Agreement	$95,738
Simon Hounslow	Amended and Restated Deferred Supplemental Compensation Agreement	$73,097
Stephen G. Fields	Deferred Supplemental Compensation Agreement	$56,246

(1)	The named executives are fully vested under the deferred supplemental compensation agreements.

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

In addition to Mr. Woodard and Ms. Sabol’s employment agreements, the Company has entered into similar employment agreements with Simon Hounslow dated January 2, 2002, and Stephen G. Fields dated January 1, 2004. The agreements provide for Mr. Hounslow’s, and Mr. Fields (collectively “the Executives”) employment until the earlier of one year from the agreement date, their death or disability; provided, however, the employment agreements allows for termination of employment by either the Company, or the Executives in the event of a “change of control” of Commonwealth Bankshares or Bank of the Commonwealth, or by the Executives for “Good Reason.” The Executives employment agreements will be renewed automatically each year unless either party elects not to renew the agreements.

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

Potential Payments Upon Termination or Change in Control

The table below shows the present value of estimated Company payments pursuant to the employment agreements outlined above, upon a termination of employment, including the Company gross-up payments for the excise tax on parachute payments upon a change in control, for each of the named executive officers. The payments represent the maximum possible payments under interpretations and assumptions most favorable to the Senior Executives and Executives. All termination events are assumed to occur at December 31, 2007. For the below calculations it is assumed the Senior Executives and Executives elected to receive a lump sum payment if the choice is given under the provisions of the agreement. Company payments to a terminated Senior Executive or Executive may be more or less than the amounts shown in the table if the termination of employment occurs in a later year or because of contingencies contained in the various agreements and plans. There are no potential payments due to the named executive officers pursuant to the employment agreements under a termination of employment by the executives without good reason, termination of employment by Company with cause or upon death.

Potential Payments Upon Termination or Change in Control Table

(in thousands)	Woodard	Sabol	Hounslow	Fields
Termination of Employment by Executive with Good Reason
Employment agreement:
Salary	$1,200	$600	$207	$191
Welfare benefits	30	33	4	6

Termination of Employment by Company without Cause
Employment agreement:
Salary	800	400	158	146
Welfare benefits	21	23	6	6

Disability
Employment agreement:
Salary	196	98	81	74
Welfare benefits	3	3	4	4

Change in Control
Employment agreement:
Salary	2,093	942	207	191
Welfare benefits	30	33	4	6
Excise Tax Gross-up	887	387	—	—

Director Compensation

The following table sets forth a summary of the compensations paid to non-employee directors in 2007:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
E. Carlton Bowyer, Ph. D.	$51,750	$1,260	$53,010
Laurence C. Fentriss	40,750	1,260	42,010
Morton Goldmeier	50,500	1,260	51,760
Thomas W. Moss, Jr.	54,500	1,260	55,760
William D. Payne, M.D.	45,250	1,260	46,510
Herbert L. Perlin	46,000	1,260	47,260
Richard J. Tavss	47,500	1,260	48,760
Raju V. Uppalapati	18,750	1,260	20,010
Kenneth J. Young	47,250	1,260	48,510

(1)	Refer to Note 1 and Note 20 in the Consolidated Financial Statements attached as Exhibit 99.1 of the Form 10-K as of December 31, 2007 for the relevant assumptions used to determine the valuation of the option awards.

Each director of the Company was paid $2,000 for attendance at each Board meeting and $500 for attendance at each meeting of a committee of the Board of which he was a member except for the executive committee meeting which the director was paid $750. Additionally, each director of the Company was paid a quarterly retainer of $3,000. The Company has a Director’s Deferred Compensation Plan which allows directors to defer recognition of income on all or any portion of the directors’ fees they earn. During 2007, a total of $127.5 thousand was deferred by directors under this plan. The terms and conditions of the plan are very similar to the terms and conditions of the Bank’s Supplemental Executive Retirement Plan described under the “Stock Option and Employee Benefit Plans” section below.

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

401(k) Profit Sharing Plan. In 1993, the Bank adopted a 401(k) profit sharing plan qualified under Section 401(k) of the Internal Revenue Code to replace its former profit sharing plan. Employees who have attained the age of 20 years and six months and completed three months of service with the Bank are eligible to participate in the 401(k) plan. Eligible employees who elect to participate may defer up to the maximum allowable as prescribed by law. The Bank may make a matching contribution, the amount of which, if any, will be determined by the Bank each year. The Bank contributed a matching contribution of $122.3 thousand and a discretionary profit sharing contribution of $177.8 thousand to the 401(k) plan during 2007. The Company offers its stock as an investment option under the 401(k) plan. As of December 31, 2007 there were 17,750 shares of the Company’s stock outstanding under the 401(k) plan.

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

1999 Stock Incentive Plan. On April 27, 1999, the Company’s stockholders approved the Commonwealth Bankshares, Inc. 1999 Stock Incentive Plan. This plan provides for the issuance of up to the lesser of (i) fifteen percent (15.0%) of the Company’s issued and outstanding common stock less the aggregate number of shares subject to issuance pursuant to options granted, or available for grant, under the 1990 plan and non-employee director plan described above, or (ii) 350,000 shares. Of the aggregate number of shares of the Company’s common stock that may be subject to award under this plan, sixty percent (60.0%) are available for issuance to the Company’s non-employee directors, and forty percent (40.0%) are available for issuance to the Company’s employees. All the employees of the Company and the Bank, and all other members of the board of directors of the Company, are eligible to receive awards under this plan. As of December 31, 2007, only a limited number of authorized shares are available for issuance under this plan.

Bank of the Commonwealth Supplemental Executive Retirement Plan. Effective February 1, 2002, the Company’s Board of Directors approved an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year. Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicate how the deferred amount is to be invested between a fund that tracks the value of the Company’s stock and a simple interest bearing fund. The amount of deferred compensation in an executive’s account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank’s general creditors until such time as they are distributed to the executive. Distributions are generally available at retirement age, death, or on account of disability. In addition, an executive who separates from service for a reason other than retirement, death, or disability, is entitled to receive distribution when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions). Distributions may also be made in certain situations following a change in control. Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations. As of December 31, 2007, no money has been funded into this plan.

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

Commonwealth Bankshares Employee Stock Purchase Plan. On June 26, 2007, the Company’s stockholders approved the Commonwealth Bankshares Employee Stock Purchase Plan. The plan offers eligible employees the opportunity to acquire a stock ownership in the Company through periodic payroll deductions that are applied towards the purchase of Company common stock at a discount of up to 15% of its market price. The plan makes available up to 400,000 shares of Company common stock for issuance to eligible employees. As of December 31, 2007, no shares have been issued under this plan.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Personnel Committee was an officer or employee of the Company during 2007. During 2007, no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, nor did any executive officer of the Company serve as a director of another entity, one of whose executive officers served on the Company’s Personnel Committee. All five members of the Company’s Personnel Committee have outstanding loans with the Company. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectibility or present other unfavorable features. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Refer to Part II, Item 5 of this form 10-K for information on securities authorized for issuance under equity compensation plans.

Security Ownership of Management

The following table sets forth for (1) each director-nominee, director, and named executive officer of the Company, and (2) all director-nominees, directors, and executive officers of the Company as a group: (i) the number of shares of Company common stock beneficially owned on February 18, 2008 and (ii) such person’s or group’s percentage ownership of outstanding shares of Company common stock on such date. All of the Company’s directors and named executive officers receive mail at the Company’s principal executive office at 403 Boush Street, Norfolk, Virginia 23510.

Name	Amount and Nature of Beneficial Owner (1) (2)		Percent of Class
Directors:
E. Carlton Bowyer, Ph.D.	21,007	(3)	*
Laurence C. Fentriss	291,617	(4)	4.20%
Morton Goldmeier	164,135	(5)	2.36%
Thomas W. Moss, Jr.	23,624	(6)	*
William D. Payne, M.D.	66,457	(7)	*
Herbert L. Perlin	79,520	(8)	1.14%
Richard J. Tavss	242,223	(9)	3.49%
Raju V. Uppalapati	5,009	(10)	*
Edward J. Woodard, Jr., CLBB	137,132	(11)	1.96%
Kenneth J. Young	50,271	(12)	*

Non-Director Executive Officers:
Cynthia A. Sabol, CPA	46,927	(13)	*
Simon Hounslow	65,974	(14)	*
Stephen G. Fields	38,310	(15)	*

All Directors and Executive Officers as a group (13 persons)	1,232,206		16.89%

*	Percentage of ownership is less than 1.0% of the outstanding shares of common stock of the Company.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the SEC under the Exchange Act, and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options. The above table includes 362,860 shares which can be acquired through the exercise of stock options.
(2)	Based on 6,931,266 issued and outstanding shares of common stock as of February 14, 2008.
(3)	Includes (i) 16,620 shares which Dr. Bowyer has the right to acquire through the exercise of stock options, and (ii) 528 shares registered in the name of Dr. Bowyer’s wife, for which Dr. Bowyer disclaims beneficial ownership.
(4)	Includes (i) 16,620 shares which Mr. Fentriss has the right to acquire through the exercise of stock options, and (ii) 130,262 shares held in an IRA for the benefit of Laurence C. Fentriss.
(5)	Includes (i) 19,040 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options, and (ii) 19,324 shares owned by Mr. Goldmeier’s wife, for which Mr. Goldmeier disclaims beneficial ownership.

(6)	Includes (i) 19,040 shares which Mr. Moss has the right to acquire through the exercise of stock options, and (ii) 3,933 shares owned jointly by Mr. Moss and his wife.
(7)	Includes (i) 19,040 shares which Dr. Payne has the right to acquire through the exercise of stock options, (ii) 3,330 shares registered in the name of Dr. Payne’s wife, for which Dr. Payne disclaims beneficial ownership, and (iii) 13,121 shares held in an IRA for the benefit of William D. Payne.
(8)	Includes (i) 19,040 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 24,418 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, (iii) 2,937 shares owned jointly by Mr. Perlin and his wife, and (iv) 25,826 shares registered as the Perlin Revocable Living Trust.
(9)	Includes (i) 19,040 shares which Mr. Tavss has the right to acquire through the exercise of stock options, (ii) 1,640 shares registered in the name of Richard J. Tavss, custodian for Bobbie J. Tavss, (iii) 903 shares registered in the name of Richard J. Tavss, custodian for Sanders T. Schoolar V, (iv) 779 shares registered in the name of Richard J. Tavss, custodian for Zachary I. Maiden, (v) 802 shares registered in the name of Richard J. Tavss, custodian for Taylor Tavss Scholar, (vi) 182 shares registered in the name of Richard J. Tavss, custodian for Richard T. Maiden, (vii) 182 shares registered in the name of Richard J. Tavss, custodian for Samantha R. Maiden, (viii) 38,737 shares registered in the name of Fletcher, Maiden & Reed PC 401K Plan for the benefit of Richard J. Tavss, and (ix) 1,780 shares registered in the name of Mr. Tavss’ wife, for which Mr. Tavss disclaims beneficial ownership.
(10)	Includes (i) 1,000 shares which Mr. Uppalapati has the right to acquire through the exercise of stock options.
(11)	Includes (i) 77,417 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 837 shares registered in the name of Edward J. Woodard, Jr., custodian for Troy Brandon Woodard, (iii) 1,989 shares registered in the name of Edward J. Woodard, Jr. and Sharon W. Woodard, custodians of Troy Brandon Woodard, (iv) 2,669 shares held in an IRA for the benefit of Edward J. Woodard, Jr., (v) 11,547 shares owned jointly by Mr. Woodard and his wife, and (vi) 7,553 shares held in the Company’s 401(k) Profit Sharing Plan.
(12)	Includes (i) 19,040 shares which Mr. Young has the right to acquire through the exercise of stock options, (ii) 6,353 shares representing the proceeds of a self directed IRA for the benefit of Kenneth J. Young, (iii) 1,753 shares owned jointly with Michael J. Young (son), (iv) 1,753 shares owned jointly with Benjamin C. Young (son), and (v) 1,753 shares owned jointly with Jennifer M. Young (daughter).
(13)	Includes (i) 46,380 shares which Ms. Sabol has the right to acquire through the exercise of stock options, and (ii) 541 shares held in the Company’s 401(k) Profit Sharing Plan.
(14)	Includes (i) 52,733 shares which Mr. Hounslow has the right to acquire through the exercise of stock options.
(15)	Includes (i) 37,850 shares which Mr. Fields has the right to acquire through the exercise of stock options, (ii) 15 shares registered in the name of Madison S. Fields (daughter), (iii) 15 shares registered in the name of Mr. Field’s wife, for which Mr. Fields disclaims beneficial ownership, and (iv) 417 shares held in the Company’s 401(k) Profit Sharing Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of February 14, 2008 by each beneficial owner of more than 5.0% of the Company’s common stock based on currently available Schedules 13D and 13G filed with the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Wasatch Advisors, Inc. 150 Social Hall Ave., Ste. 400 Salt Lake City, UT 84111	505,333	7.29%

Financial Stocks Capital Partners III L.P. 507 Carew Tower 441 Vine Street Cincinnati, Ohio 45202	439,285	6.34%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Loans to Officers and Directors

Certain directors and officers of the Company and the Bank, members of their immediate families, and corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2007, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2007, the amount of such loans was approximately $22.0 million.

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

In 1984, the Bank entered into a lease with Boush Bank Building Associates, a Virginia limited partnership (the “Partnership”), to rent the headquarters building (the “Headquarters”) of the Company and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The general partner of the Partnership is Boush Bank Building Corporation. The limited partners of the Partnership are Edward J. Woodard, Jr., CLBB, Chairman, President, CEO and director of the Company and the Bank, and the estates of George H. Burton and William P. Kellam, former directors. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December 19, 1984. In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of SunTrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and is obligated to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank’s return on average assets is less than seven-tenths of one percent. Under this provision the Bank has purchased 54.4% of this property for a total of $999.6 thousand. No purchases have been made after 1988. In the opinion of management of the Company, the terms of the lease are no less favorable than could be obtained from a non-related party. Prior to executing the lease and before the holding company reorganization, the stockholders of the Bank owning a majority of Bank common stock consented to the foregoing lease.

In 1998, the Bank entered into a lease with respect to its branch at 1217 Cedar Road, Chesapeake, Virginia with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease. Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and is also a member of the Board of Directors of the Bank and the Company. Richard J. Tavss, also one of the landlords under the lease, is also a member of the Board of Directors of the Bank and the Company. Annual lease payments under the lease currently are $118.0 thousand. The Board of Directors of the Company received two independent appraisals with respect to this property prior to entering into this lease. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In 2006, the Bank entered into a lease with respect to its branch at 8468 Caratoke Highway, Powells Point, North Carolina with RAVA Developments, LLC, a North Carolina limited liability company. RAVA Group, LLC, a North Carolina limited liability company, is the managing member of RAVA Developments, LLC. Raju V. Uppalapati is the Chairman and CEO of RAVA Group, LLC and effective September 10, 2007, is also a member of the Board of Directors of the Bank and the Company. In 2007, the property was sold to Powells Point, LLC, a North Carolina limited liability company and the related lease was assigned. T. Brandon Woodard, JD is the sole member in Powells Point, LLC and is the son of Edward J. Woodard, Jr., CLBB, who is the Chairman, President, CEO and a director of the Bank and the Company. Annual lease payments under the lease currently are $98.0 thousand. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In January 2007, the Bank entered into a lease with respect to its branch at 26006 NC Highway 12, St. Waves Plaza Unit 1, Waves, North Carolina with Noraj & Associates, Inc., a North Carolina corporation. Raju V. Uppalapati is the owner of Noraj & Associates, Inc. and effective September 10, 2007, is also a member of the Board of Directors of the Bank and the Company. Annual lease payments under the lease currently are $46.1 thousand. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In February 2007, the Bank entered into a lease with respect to its future branch at 562 Caratoke Highway, Moyock, North Carolina with R&E Capital Investments, LLC, a North Carolina corporation. Raju V. Uppalapati is the managing member of R&E Capital Investments, LLC and effective September 10, 2007, is also a member of the Board of Directors of the Bank and the Company. In late 2007, the property was sold to Moyock One, LLC, a North Carolina limited liability company and the related lease was assigned. T. Brandon Woodard, JD is a member with a 50% ownership in Moyock One, LLC and is the son of Edward J. Woodard, Jr., CLBB, who is the Chairman, President, CEO and a director of the Bank and the Company. RAVA Properties, LLC, a North Carolina limited liability company, is a member with a 50% ownership in Moyock One, LLC. Raju V. Uppalapati is the sole member of RAVA Properties, LLC. Management expects this branch to open in April 2008 with annual lease payments under the lease at $46.4 thousand for the first year. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In 2007, the Bank entered into a lease with respect to its future North Carolina branch headquarters, which will house offices for each of our subsidiaries, Bank of the Commonwealth Mortgage, Executive Title Center and Commonwealth Financial Advisors, LLC, at 3732 North Croatan Highway, Kitty Hawk, North Carolina with R&E Capital Investments, LLC, a North Carolina corporation. Raju V. Uppalapati is the managing member of R&E Capital Investments, LLC and effective September 10, 2007, is also a member of the Board of Directors of the Bank and the Company. In conjunction with the construction of this branch, BD&A Realty & Construction, Inc., a North Carolina corporation, is acting as the general contractor and will receive a fee of 10% of the total build out cost for performing this service. In 2008, the property was sold to Commonwealth Property Associates, LLC, a Virginia limited liability company and the related lease was assigned. Membership in Commonwealth Property Associates, LLC is comprised as follows: Bank of the Commonwealth (61.0%); RAVA Properties, LLC (20.0%), whom Raju V. Uppalapati is the sole member of; Bobbie Joe Schooler (4.0%) and Besianne Tavss Maiden (4.0%), daughters of Richard J. Tavss, who is a member of the Board of Directors of the Bank and the Company; T. Brandon Woodard, JD (1.0%), son of Edward J. Woodard, Jr., CLBB, who is the Chairman, President, CEO and a director of the Bank and the Company; Jennifer Young (2.67%), Michael Young (2.67%) and Benjamin Young (2.66%), children of Kenneth J. Young who is a member of the Board of Directors of the Bank and the Company; Madison S. Fields (0.50%) and Reagan S. Fields (0.50%), daughters of Stephen G. Fields who is an Executive Vice President and Commercial Loan Officer of the Bank; and Simon Hounslow (1.00%), who is the Executive Vice President and Chief Lending Officer of the Bank. Management expects this branch to open in July 2008 with annual lease payments under the lease at $223.3 thousand for the first year. Commonwealth Property Associates, LLC entered into a lease with BD&A Realty & Construction, Inc. to sublease approximately 2,700 square feet of the building. Raju V. Uppalapati is a partner in BD&A Realty & Construction, Inc. Annual rental income under the lease will be $48.6 thousand for the first year. The lease has an initial term of three (3) years and runs through May 31, 2011. Under the terms of the lease, the tenant will have the option to extend the term for two (2) additional periods of five (5) years each. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In 2007, the Bank signed a letter of intent and proposal to lease its future branch at 221 Western Avenue, Suffolk, Virginia with Glenn Development, Inc., a Virginia corporation. In January 2008, Glenn Development, Inc. assigned the right to purchase and lease the property to Suffolk One, LLC, a Virginia limited liability company. T. Brandon Woodard, JD is the sole member in Suffolk One, LLC and is the son of Edward J. Woodard, Jr., CLBB, who is the Chairman, President, CEO and a director of the Bank and the Company. Management expects this branch to open in August 2008 with annual lease payments under the lease at $44.4 thousand for the first year. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

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

Item 14.	Principal Accountant Fees and Services

The following table presents the fees for professional audit services rendered by PKF Witt Mares, PLC for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by PKF Witt Mares, PLC during those periods. All such audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by PKF Witt Mares, PLC was compatible with the maintenance of that firm’s independence in the conduct of their auditing functions.

	Year Ended December 31,
	2007	2006
Audit fees (1)	$93,725	$124,850
Audit-related fees (2)	2,400	1,105
Tax fees (3)	6,500	6,575
All other fees	—	—

	$102,625	$132,530

(1)	Audit fees consist of audit and review services, attestation report on internal controls under SEC rules, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of consent opinions issued for filings of Forms S-3 and S-8.
(3)	Tax fees consist of preparation of federal and state tax returns and advise regarding tax compliance issues.

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

During 2007, the Audit Committee pre-approved 100% of non-audit services provided by PKF Witt Mares, PLC. The Audit Committee has considered the provisions of these non-audit services by PKF Witt Mares, PLC and has determined that the services are compatible with maintaining PKF Witt Mares, PLC’s independence.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) The response to this portion of Item 15 is included in Item 8 above.

(a) (2) The response to this portion of Item 15 is included in Item 8 above.

(a) (3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

3.1	Articles of Incorporation. Filed June 15, 1988, as Exhibit 3.1 to the Registrant’s Form S-4, and incorporated herein by reference.

3.2	Bylaws. Filed June 15, 1988, as Exhibit 3.2 to the Registrant’s Form S-4, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation dated July 28, 1989. Filed March 20, 1990, as Exhibit 3.3 to the Registrant’s Form 10-K, and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation dated November, 2000. Filed as Exhibit with the Company’s form 10-KSB, and incorporated herein by reference.

3.5	Amendment to Articles of Incorporation dated September 21, 2005. Filed March 30, 2006, as Exhibit 3.5 to the Registrant’s Form 10-K, and incorporated herein by reference.

3.6	Amendment to Articles of Incorporation effective June 30, 2006. Filed March 12, 2007, as Exhibit 3.6 to the Registrant’s Form 10-K, and incorporated herein by reference.

3.7	Amendment to Articles of Incorporation effective December 29, 2006. Filed March 12, 2007, as Exhibit 3.7 to the Registrant’s Form 10-K, and incorporated herein by reference.

10.1	Lease. Filed June 15, 1988, as Exhibit 10.1 to the Registrant’s Form S-4, and incorporated herein by reference.

10.5	Bank of the Commonwealth Directors’ Deferred Compensation Plan. Filed February 1, 2002, as Exhibit 4.1 to the Registrant’s Form S-8, and incorporated herein by reference.

10.6	Bank of the Commonwealth Supplemental Executive Retirement Plan. Filed February 1, 2002, as Exhibit 4.2 to the Registrant’s Form S-8, and incorporated herein by reference.

10.7	Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 21, 1989, as Exhibit 10.7 to the Registrant’s Form 10-K, and incorporated herein by reference.

10.10	Amendment to Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 30, 1994, as Exhibit 10.10 to Registrant’s Form 10-K, and incorporated herein by reference.

10.13	Non-Employee Director Stock Compensation Plan. Filed March 30, 1996, as Exhibit 10.13 to Registrant’s Form 10-K, and incorporated herein by reference.

10.14	Second amendment to deferred supplemental agreement dated December 27, 1978, with Edward J. Woodard, Jr. Filed April 2, 2001 as Exhibit 10.14 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.20	Amended Employment Agreement dated May 18, 2004 with Simon Hounslow. Filed March 30, 2005 as Exhibit 10.20 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.21	Amended Employment Agreement dated May 18, 2004 with Stephen G. Fields. Filed March 30, 2005 as Exhibit 10.21 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.22	Third Amended and Restated Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. dated July 20, 2004. Filed March 30, 2005 as Exhibit 10.22 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.23	Amended and Restated Deferred Supplemental Compensation Agreement with Simon Hounslow dated May 18, 2004. Filed March 30, 2005 as Exhibit 10.23 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.24	Deferred Supplemental Compensation Agreement with Cynthia A. Sabol dated May 18, 2004. Filed March 30, 2005 as Exhibit 10.24 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.25	Deferred Supplemental Compensation Agreement with Stephen G. Fields dated May 18, 2004. Filed March 30, 2005 as Exhibit 10.25 to the Registrant’s Form 10-KSB, and incorporated herein by reference.

10.26	Amended Employment Agreement dated November 21, 2006 with Edward J. Woodard, Jr. Filed November 24, 2006 as Exhibit 99.1 to the Registrant’s Form 8-K, and incorporated herein by reference.

10.27	Amended Employment Agreement dated November 21, 2006 with Cynthia A. Sabol. Filed November 24, 2006 as Exhibit 99.2 to the Registrant’s Form 8-K, and incorporated herein by reference.

21.1	Subsidiaries of Registrant. *

23.1	Consent of PKF Witt Mares, PLC. *

24.1	Power of Attorney, included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a). *

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

99.1	Consolidated Financial Statements. *

*	Filed herewith.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)
Date: March 14, 2008
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

by:	/s/ Edward J. Woodard, Jr., CLBB	Date: March 14, 2008
Edward J. Woodard, Jr., CLBB
Chairman, President and
Chief Executive Officer

by:	/s/ E. Carlton Bowyer, Ph.D.	Date: March 14, 2008
E. Carlton Bowyer, Ph.D.
Director

by:	/s/ Laurence C. Fentriss	Date: March 14, 2008
Laurence C. Fentriss
Director

by:	/s/ Morton Goldmeier	Date: March 14, 2008
Morton Goldmeier
Director

by:	/s/ Thomas W. Moss, Jr.	Date: March 14, 2008
Thomas W. Moss, Jr.
Director

by:	/s/ William D. Payne, M.D.	Date: March 14, 2008
William D. Payne, M.D.
Director

by:	/s/ Herbert L. Perlin	Date: March 14, 2008
Herbert L. Perlin
Director

by:	/s/ Richard J. Tavss	Date: March 14, 2008
Richard J. Tavss
Director

by:	/s/ Raju V. Uppalapati	Date: March 14, 2008
Raju V. Uppalapati
Director

by:	/s/ Kenneth J. Young	Date: March 14, 2008
Kenneth J. Young
Director