Form 10-Q
period 2008-03-31
COMMONWEALTH BANKSHARES INC
filed 2008-05-09
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.066 Par Value – 6,942,388 shares as of April 17, 2008

Commonwealth Bankshares, Inc.

Page
PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
March 31, 2008
December 31, 2007

Consolidated Statements of Income	4
Three months ended March 31, 2008
Three months ended March 31, 2007

Consolidated Statements of Comprehensive Income	5
Three months ended March 31, 2008
Three months ended March 31, 2007

Consolidated Statements of Stockholders’ Equity	6
Three months ended March 31, 2008
Year ended December 31, 2007
Year ended December 31, 2006

Consolidated Statements of Cash Flows	7
Three months ended March 31, 2008
Three months ended March 31, 2007

Notes to Consolidated Financial Statements	8 -12

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12 -21

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4 – CONTROLS AND PROCEDURES	22

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	23

ITEM 1A – RISK FACTORS	23

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5 – OTHER INFORMATION	23

ITEM 6 – EXHIBITS	23

SIGNATURES	24

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$8,947,501	$8,577,180
Interest bearing deposits in banks	831,138	601,823
Federal funds sold	531,105	158,395

Total cash and cash equivalents	10,309,744	9,337,398

Investment securities:
Available for sale, at fair market value	6,955,987	6,943,449
Held to maturity, at amortized cost (fair market value was $445,182 and $436,252, respectively)	428,687	431,992

Total investment securities	7,384,674	7,375,441

Equity securities, restricted, at cost	8,051,450	8,759,350

Loans	822,895,359	786,986,539
Allowance for loan losses	(9,564,107)	(9,423,647)

Loans, net	813,331,252	777,562,892

Premises and equipment, net	27,979,404	24,287,350
Deferred tax assets	5,063,338	4,909,698
Accrued interest receivable	5,899,181	6,171,517
Other assets	6,099,234	4,734,453

Total assets	$884,118,277	$843,138,099

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$45,628,939	$41,232,448
Interest-bearing	584,606,080	531,063,126

Total deposits	630,235,019	572,295,574

Short-term borrowings	48,374,060	69,227,660
Long-term debt	55,295,936	55,322,048
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,297,804	2,459,589
Other liabilities	11,695,021	9,800,054

Total liabilities	768,516,840	729,723,925
Stockholders’ Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,942,388 and 6,915,587 shares issued and outstanding in 2008 and 2007, respectively	14,342,973	14,287,602
Additional paid-in capital	65,049,371	64,742,520
Retained earnings	36,163,604	34,361,972
Accumulated other comprehensive income	45,489	22,080

Total stockholders’ equity	115,601,437	113,414,174

Total liabilities and stockholders’ equity	$884,118,277	$843,138,099

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Interest and dividend income:
Loans, including fees	$15,147,205	$14,330,709
Investment securities:
Taxable	88,380	88,862
Tax exempt	11,373	12,324
Dividend income, equity securities, restricted	134,477	107,487
Other interest income	6,103	37,982

Total interest and dividend income	15,387,538	14,577,364

Interest expense:
Deposits	5,791,055	4,946,089
Federal funds purchased	1,224	—
Federal Home Loan Bank	648,664	1,230,054
Trust preferred capital notes	330,121	322,945
Long-term debt	535,354	53,231

Total interest expense	7,306,418	6,552,319

Net interest income	8,081,120	8,025,045

Provision for loan losses	455,000	430,000

Net interest income after provision for loan losses	7,626,120	7,595,045

Noninterest income:
Service charges on deposit accounts	299,512	224,683
Other service charges and fees	186,137	147,542
Mortgage brokerage income	296,675	350,403
Title insurance income	232,656	216,896
Investment service income	110,591	201,469
Other	96,397	54,972

Total noninterest income	1,221,968	1,195,965

Noninterest expense:
Salaries and employee benefits	2,789,328	2,494,243
Net occupancy expense	815,070	457,065
Furniture and equipment expense	421,622	379,435
Other operating expense	1,222,768	1,242,736

Total noninterest expense	5,248,788	4,573,479

Income before provision for income taxes and noncontrolling interest	3,599,300	4,217,531
Provision for income taxes	1,246,987	1,451,428

Income before noncontrolling interest	2,352,313	2,766,103
Noncontrolling interest in subsidiaries	3,820	(5,092)

Net income	$2,356,133	$2,761,011

Basic earnings per share	$0.34	$0.40

Diluted earnings per share	$0.34	$0.40

Dividends paid per share	$0.08	$0.06

Basic weighted average shares outstanding	6,935,178	6,867,731
Diluted weighted average shares outstanding	6,961,276	6,970,373

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Net income	$2,356,133	$2,761,011
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	23,409	8,330

Comprehensive income	$2,379,542	$2,769,341

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2008, and Years Ended December 31, 2007 and 2006

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2006	4,928,992	$10,183,868	$36,479,909	$16,071,813	$(5,571)	$62,730,019
Comprehensive income:
Net income	—	—	—	10,091,629	—	10,091,629
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	251	251

Total comprehensive income						10,091,880

Issuance of common stock	752,522	1,553,717	3,523,022	—	—	5,076,739
Issuance of common stock through private placement	1,163,461	2,404,134	23,867,509	—	—	26,271,643
Stock based compensation expense-options issued	—	—	95,400	—	—	95,400
Cash dividends—$0.1991 per share	—	—	—	(1,040,302)	—	(1,040,302)

Balance, December 31, 2006	6,844,975	$14,141,719	$63,965,840	$25,123,140	$(5,320)	$103,225,379
Comprehensive income:
Net income	—	—	—	11,166,911	—	11,166,911
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	27,400	27,400

Total comprehensive income						11,194,311

Issuance of common stock	86,012	177,699	1,048,005	—	—	1,225,704
Common stock repurchased	(15,400)	(31,816)	(293,375)	—	—	(325,191)
Stock based compensation expense-options issued	—	—	22,050	—	—	22,050
Cash dividends—$0.28 per share	—	—	—	(1,928,079)	—	(1,928,079)

Balance, December 31, 2007	6,915,587	$14,287,602	$64,742,520	$34,361,972	$22,080	$113,414,174
Comprehensive income:
Net income	—	—	—	2,356,133	—	2,356,133
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	23,409	23,409

Total comprehensive income						2,379,542

Issuance of common stock	26,801	55,371	306,851	—	—	362,222
Cash dividends—$0.08 per share	—	—	—	(554,501)	—	(554,501)

Balance, March 31, 2008	6,942,388	$14,342,973	$65,049,371	$36,163,604	$45,489	$115,601,437

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Operating activities:
Net income	$2,356,133	$2,761,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	455,000	430,000
Depreciation and amortization	477,615	341,239
Gain on the sale of premises and equipment	(3,720)	—
Net amortization of premiums and accretion of discounts on investments securities	(2,259)	(2,148)
Deferred tax assets	(165,698)	(191,708)
Net change in:
Accrued interest receivable	272,336	(710,497)
Other assets	(1,364,781)	(210,348)
Accrued interest payable	(161,785)	(29,522)
Other liabilities	1,938,113	1,967,435

Net cash provided by operating activities	3,800,954	4,355,462

Investing activities:
Purchase of investment securities available for sale	(1,010,957)	(10,862)
Purchase of equity securities, restricted	(2,491,000)	(1,274,800)
Net purchase of premises and equipment	(4,169,949)	(2,623,239)
Net change in loans	(36,150,144)	(27,847,209)
Proceeds from:
Calls and maturities of investment securities held to maturity	6,555	8,393
Sales and maturities of investment securities available for sale	1,032,895	187,213
Sales of equity securities, restricted	3,198,900	720,000
Sale of premises and equipment	4,000	—

Net cash used in investing activities	(39,579,700)	(30,840,504)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	1,552,232	15,025,843
Time deposits	11,227,213	8,415,560
Brokered time deposits	45,160,000	12,840
Short-term borrowings	(20,853,600)	8,102,000
Principal payments on long-term debt	(26,112)	(26,112)
Dividends reinvested and issuance of stock	245,860	248,608
Dividends paid	(554,501)	(412,259)

Net cash provided by financing activities	36,751,092	31,366,480

Net increase in cash and cash equivalents	972,346	4,881,438
Cash and cash equivalents, January 1	9,337,398	13,026,137

Cash and cash equivalents, March 31	$10,309,744	$17,907,575

Supplemental cash flow disclosure:
Interest paid during the period	$7,468,203	$6,581,841

Income taxes paid during the period	$—	$225,000

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$1,222,835	$—

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiary, Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage, Commonwealth Financial Advisors, LLC and Commonwealth Property Associates, LLC, are in accordance with accounting principles generally accepted in the United States of America and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Note B – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended
	March 31, 2008	March 31, 2007
Earnings available to common shareholders	$2,356,133	$2,761,011
Weighted average shares outstanding	6,935,178	6,867,731

Basic earnings per common share	$0.34	$0.40

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,935,178	6,867,731
Effect of dilutive securities, stock options	26,098	102,642

Diluted average shares outstanding	6,961,276	6,970,373

Diluted earnings per common share	$0.34	$0.40

At March 31, 2008, options to acquire 279,070 shares of common stock were not included in computing diluted earnings per common share because their effects were anti-dilutive.

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2008

Available for sale:
U.S. Government and agency securities	$5,510,880	$64,175	$—	$5,575,055
Mortgage-backed securities	601,943	3,950	(6,027)	599,866
State and municipal securities	774,241	6,825	—	781,066

	$6,887,064	$74,950	$(6,027)	$6,955,987

Held to maturity:
Mortgage-backed securities	$234,797	$13,835	$(890)	$247,742
State and municipal securities	193,890	3,550	—	197,440

	$428,687	$17,385	$(890)	$445,182

December 31, 2007

Available for sale:
U.S. Government and agency securities	$5,511,011	$28,229	$(724)	$5,538,516
Mortgage-backed securities	624,733	4,774	(5,061)	624,446
State and municipal securities	774,249	6,238	—	780,487

	$6,909,993	$39,241	$(5,785)	$6,943,449

Held to maturity:
Mortgage-backed securities	$240,664	$1,300	$(267)	$241,697
State and municipal securities	191,328	3,227	—	194,555

	$431,992	$4,527	$(267)	$436,252

Note D—Loans

Major classifications of loans are summarized as follows:

	March 31, 2008	December 31, 2007
Construction and development	$226,880,245	$222,971,794
Commercial	73,691,293	71,171,982
Commercial mortgage	385,994,548	361,658,553
Residential mortgage	123,254,512	118,180,418
Installment loans to individuals	13,984,595	13,781,545
Other	1,022,356	1,033,248

Gross loans	824,827,549	788,797,540
Unearned income	(1,932,190)	(1,811,001)
Allowance for loan losses	(9,564,107)	(9,423,647)

Loans, net	$813,331,252	$777,562,892

Non-performing assets are as follows:

	March 31, 2008	December 31, 2007
Non-accrual loans:
Construction and development	$375,000	$—
Commercial	221,522	256,390
Commercial mortgage	130,228	130,228
Residential mortgage	2,739,532	1,945,835
Installment loans to individuals	50,736	54,476

	3,517,018	2,386,929

Loans contractually past-due 90 days or more:
Construction and development	884,011	437,045
Commercial	625,096	588,246
Commercial mortgage	1,531,678	-
Residential mortgage	597,600	1,519,629
Installment loans to individuals	36,644	31,972
Other	36,056	721

	3,711,085	2,577,613

Total non-performing loans	7,228,103	4,964,542
Other real estate owned	2,057,836	717,377

Total non-performing assets	$9,285,939	$5,681,919

Allowance as a percentage of non-performing assets	103.00%	165.85%
Non-performing assets as a percentage of total assets	1.05%	0.67%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2008 and 2007 were as follows:

	March 31, 2008	March 31, 2007
Balance at beginning of year	$9,423,647	$8,144,265
Provision charged to operating expense	455,000	430,000
Loans charged-off	(316,955)	(50,785)
Recoveries of loans previously charged-off	2,415	6,722

Balance at end of period	$9,564,107	$8,530,202

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	March 31, 2008	December 31, 2007
Land	$1,753,908	$345,403
Building and improvements	3,398,940	3,398,940
Leasehold improvements	14,615,452	14,593,683
Furniture and equipment	14,247,749	14,136,798
Construction in progress	3,734,098	1,203,635

	37,750,147	33,678,459
Less accumulated depreciation	(9,770,743)	(9,391,109)

	$27,979,404	$24,287,350

Note G – Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157—Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the year.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes the three levels of inputs that may be used to measure fair value as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Available for sale securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s available for sale securities are considered to be Level 2 securities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Impaired loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by SFAS 114—Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. This valuation would be considered Level 3.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS 157.

Note H – Subsequent Events

On April 15, 2008, the Company declared a $0.08 per share cash dividend payable May 30, 2008, to shareholders of record on May 19, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, five branches in Virginia Beach, four branches in Chesapeake, two branches in Portsmouth, one branch in Powells Point, North Carolina and one branch in Waves, North Carolina. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Virginia Beach, one mortgage branch office in Gloucester and one mortgage branch office in Richmond, Virginia. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch office in Suffolk, Virginia. Commonwealth Financial Advisors currently has two locations, one in Virginia Beach and one in Norfolk, Virginia.

The Company concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth and Chesapeake, Virginia and Northeastern North Carolina. The Company intends to continue concentrating its banking activities in its current markets, which the Company believes are attractive areas in which to operate.

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting period and should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,”

“anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•	Our dependence on key personnel;

•	The high level of competition within the banking industry;

•	Our dependence on commercial real estate loans that could be negatively affected by a downturn in the real estate market;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Hampton Roads, Virginia and Northeastern North Carolina;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	The adequacy of our estimate for known and inherent losses in our loan portfolio;

•	Changes in interest rates;

•	Our ability to manage our growth;

•	Impacts of implementing various accounting standards;

•	Governmental and regulatory changes that may adversely affect our expenses and cost structure; and

•	Other factors described from time to time in our Securities and Exchange Commission filings.

Because of these and other uncertainties, our actual results and performance may be materially different from results indicated by these forward-looking statements. In addition, our past results of operations are not necessarily indicative of future performance.

We caution you that the above list of important factors is not all inclusive. These forward-looking statements are made as of the date of this report, and we may not undertake steps to update these forward-looking statements to reflect the impact of any circumstances or events that arise after the date the forward-looking statements are made.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required. See Note 1 – Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007, for further information related to the allowance for loan losses.

New Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS 159 effective January 1, 2008, as required, but has not elected to measure any permissible items at fair value. As a result, the adoption of SFAS 159 did not have any impact on the Companys’ financial statements.

In March 2008, the FASB issued SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The statement also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. This accounting standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of Statement 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) – Business Combinations (“Statement 141R”). Statement 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under Statement 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. Statement 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of Statement 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. Statement 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. This accounting standard is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of Statement 160 on its financial statements.

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

Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the three months ended March 31, 2008 and 2007, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2008 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life ( in months)	Aggregate Intrinsic Value
Balance at December 31, 2007	489,396	$16.86
Granted	—	—
Forfeited	—	—
Exercised	15,682	7.47
Expired	—	—

Balance at March 31, 2008	473,714	$17.17	80.42	$(78,566)

Balance exercisable at March 31, 2008	473,714	$17.17	80.42	$(78,566)

See Note 20—Stock Based Compensation Plans, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007, for further information related to stock based compensation.

Financial Condition

Total assets at March 31, 2008 reached a new high of $884.1 million, up 4.9% or $41.0 million from $843.1 million at December 31, 2007. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $822.9 million, up $35.9 million or 4.6% from December 31, 2007. The expansion of our footprint into new markets, the low interest rate environment, our solid local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company.

As of March 31, 2008, 83.2% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 56.2% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 2008, 61.7% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the first quarter of 2008 with deposits at March 31, 2008 reaching a record $630.2 million, an increase of $57.9 million from December 31, 2007. Noninterest-bearing demand deposits increased by $4.4 million or 10.7% and interest-bearing deposits increased by $53.5 million or 10.1%. Time deposits, excluding broker certificates of deposit, increased $11.2 million during the first three months of 2008, with interest-bearing demand and savings accounts decreasing $3.2 million and increasing $306.7 thousand, respectively. Included in time deposits less than $100,000 as of March 31, 2008 and December 31, 2007 are $205.7 million and $160.5 million, respectively in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Management believes the growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special promotions and product enhancements, as well as the Company’s marketing efforts. The Company’s deposits are predominantly provided by individuals and businesses located within communities served.

As of March 31, 2008, short-term borrowings (advances from FHLB) were $48.4 million, compared to $69.2 million outstanding on December 31, 2007. The decrease in short-term borrowings was due to the $45.2 million or 28.1% increase in broker certificates of deposit. These deposits were used to help fund our loan growth, which continued to outpace our deposit growth, during the first three months of 2008 and to meet our future liquidity needs regarding loan commitments that are funding during the 2nd quarter of 2008.

Results of Operation

During the first three months of 2008, the Company had net income of $2.4 million, a decrease of 14.7% over the $2.8 million reported in the first three months of 2007. The expansion cost associated with the addition of six new branch facilities in 2007, coupled with the compression of our margins due to the rapid interest rate decline contributed to our decrease in earnings for the first quarter of 2008. On a per share basis, diluted earnings was $0.34 for the three months ended March 31, 2008, down $0.06 or 15.0% from the $0.40 reported in the comparable period of 2007.

Profitability as measured by the Company’s return on average assets (ROA) was 1.10% and 1.54% for the three months ended March 31, 2008 and 2007, respectively. ROA was impacted by the decrease in net income of 14.7% and by the increase in average assets of $133.6 million or 18.3% from March 31, 2007 to March 31, 2008. The return on average equity (ROE) was 8.30% and 10.75% for the three months ended March 31, 2008 and 2007, respectively. The decrease in ROE is the result of the decrease in net income and the growth in average equity of $10.0 million or 9.6% from March 31, 2007 to March 31, 2008. The growth in average equity is the primary result of the 10.7% increase in net income for the year ended December 31, 2007.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $8.1 million for the three months ended March 31, 2008, an increase of $56.1 thousand or 0.7% over the $8.0 million for the three months ended March 31, 2007.

Total interest and dividend income was $15.4 million for the three months ended March 31, 2008, an increase of $810.2 thousand or 5.6% over the same period of 2007. Interest income on loans, including fees, increased $816.5 thousand or 5.7% to $15.1 million for the three months ended March 31, 2008 as compared to the same period in 2007.

Interest expense of $7.3 million for the quarter ended March 31, 2008 represented a $754.1 thousand increase from the comparable period in 2007. The increase was primarily attributable to the substantial increase in the Company’s average interest bearing liabilities as a result of the $119.6 million increase in total deposits as of March 31, 2008 as compared to 2007, which was offset by the 40 basis point decrease in the overall rates paid on our interest bearing liabilities as a result of the rapid declining interest rate environment.

The net interest margin, calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s effectiveness in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 3.96% during the first three months of 2008, as compared to 4.65% for the same period in 2007. The compression of our margins can be attributed to the Federal Reserve lowering the Federal Funds rate 100 basis points in the last four months of 2007 and 200 basis points in the first quarter of 2008, along with the continued pressure on deposit pricing and the pricing of some deposit products, which lag the decrease in the prime rate, which has an immediate affect on variable loans.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At March 31, 2008, the Company had total allowance for loan losses of $9.6 million or 1.16% of total loans. As a result of the growth in the loan portfolio as well as current expectations relative to the portfolio characteristics and management’s comprehensive allowance analysis, the Company made provisions for loan losses of $455.0 thousand for the first three months of 2008, an increase of 5.8% over the same period of 2007. Loan charge-offs for the three months ended March 31, 2008 totaled $317.0 thousand and recoveries for the same period totaled $2.4 thousand. Net charge-offs as a percentage of average loans outstanding was relatively low at 0.04% and 0.01% for the quarter ended March 31, 2008 and 2007, respectively.

Despite the growth in the Company’s loan portfolio, asset quality remains sound. Non-performing assets were $9.3 million or 1.05% of total assets at March 31, 2008 compared to $5.7 million or 0.67% of total assets at December 31, 2007. Non-performing loans increased $2.7 million in the first quarter of 2008 to $7.2 million. Non-performing loans at March 31, 2008 consist of fifty-seven (57) loans. $6.9 million or 95.0% of the total consists of forty (40) loans which are secured by real estate and management does not anticipate any material losses associated with these credits. The remaining $358.9 thousand in non-performing loans represents seventeen (17) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Other real estate owned is included in other assets and totaled $2.1 million and $717.4 thousand at March 31, 2008 and December 31, 2007, respectively. The balance at March 31, 2008 includes three residential properties and one construction & development property. All four properties are being actively marketed. Management does not anticipate any material losses associated with these properties. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets. Individual action plans have been developed for each non-performing asset. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the three months ended March 31, 2008 equaled $1.2 million, a slight increase of $26.0 thousand over the amount reported for the same period in 2007. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the three months ended March 31, 2008 was $639.9 thousand as compared to $768.8 thousand for the same period in 2007, a net decrease of $128.9 thousand or 16.8%. Offsetting the reduction in subsidiary revenues for the quarter ended March 31, 2008 was a 33.3% and 26.2% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts as of March 31, 2008 and 2007 were $239.1 thousand and $157.2 thousand, respectively, in non-sufficient funds (“NSF”) fees. Included in other service charges and fees as of March 31, 2008 and 2007 were $90.0 thousand and $67.5 thousand, respectively in ATM fee income. The increases are the result of the expansion of our branch and ATM networks as well as the record increases in deposits and the corresponding number of deposit accounts.

Noninterest expense represents the overhead expenses of the Company. Costs associated with handling our substantial asset and liability growth, including the expansion of our branch network, resulted in increases to almost every component of noninterest expense. Noninterest expense for the three months ended March 31, 2008 totaled $5.2 million, an increase of $675.3 thousand over the $4.6 million recorded during the quarter ended March 31, 2007. The increase in noninterest expense is in line when compared to the Bank’s overall growth. The ratio of annualized noninterest expense to average total assets was 2.45% and 2.55% for the quarters ended March 31, 2008 and 2007, respectively.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 56.17% for the three months ended March 31, 2008, compared to 49.53% for the comparable period in 2007.

Salaries and employee benefits, the largest component of noninterest expense, increased by $295.1 thousand or 11.8% over the $2.5 million reported during the first three months of 2007. This increase was the result of annual merit increases, the addition of several new positions, including the staff needed to operate the Bank’s six new branches, which opened subsequent to March 31, 2007 and an increase in certain employee benefit costs. Occupancy expense increased $358.0 thousand for the three months ended March 31, 2008 as compared to same period in 2007. This increase relates to the opening of the Bank’s Ocean View branch in its new permanent facility during February 2007, the addition of six new branch locations subsequent to March 31, 2007 and the improvements to several of the branch facilities, the cost of which qualified for capitalization. Other noninterest operating expenses, which includes a grouping of numerous transactions relating to normal banking operations, decreased $20.0 thousand for the three months ended March 31, 2008, a 1.6% reduction over the comparable period for 2007. The decrease was comprised of a $226.3 thousand reduction in advertising and marketing expense, which was offset by increases of $14.2 thousand and $74.7 thousand in Bank Franchise taxes and FDIC insurance, respectively.

Income tax expense for the three months ended March 31, 2008 and 2007 was $1.2 million and $1.5 million, respectively. The Company’s effective tax rate for each of the three month periods ended March 31, 2008 and March 31, 2007 was 34.6% and 34.4%, respectively.

Capital Resources

Total stockholders’ equity for the Company increased $2.2 million, or 1.9%, to $115.6 million at March 31, 2008 compared to $113.4 million at December 31, 2007. Contributing to the overall increase in total stockholders’ equity was our earnings of $2.4 million for the first three months of 2008.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At March 31, 2008, the Bank’s risk-adjusted capital ratios were 13.36% for Tier 1 and 14.52% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of March 31, 2008.

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

Cash Dividends

In compliance with the Company’s dividend payout policy, on February 29, 2008, the Company paid a cash dividend of 8.0 cents per share, totaling $554.5 thousand. On February 28, 2007, the Company paid a cash dividend of 6.0 cents per share, totaling $412.3 thousand.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 23 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations

The Company’s contractual obligations consist of operating lease obligations, FHLB borrowings, trust preferred capital notes, industrial development revenue bond borrowings, standby letters of credit and commitments to extend credit. There have been no material changes to the contractual obligations disclosed in the 2007 Form 10-K.

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

One technique the Company uses in managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At March 31, 2008, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within the same period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $45.6 million, or 5.15% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield on the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur. At December 31, 2007, the Company’s one year “positive gap” was approximately $3.8 million, or 0.45% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at March 31, 2008 and December 31, 2007 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Long-term debt (advances from Federal Home Loan Bank of Atlanta) is included in the period in which they contractually mature. Each contains certain conversion options that may cause the advances to mature or convert prior to final maturity. The trust preferred capital notes are included in the period in which they may first be redeemed. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans.

Interest Rate Sensitivity Analysis

	March 31, 2008
(dollars in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$999	$5,260	$833	$293	$7,385
Equity securities, restricted, at cost	—	—	—	8,051	8,051
Loans	365,499	80,050	300,773	78,506	824,828
Interest bearing deposits in banks	831	—	—	—	831
Federal funds sold	531	—	—	—	531

Total	$367,860	$85,310	$301,606	$86,850	$841,626
Cumulative totals	367,860	453,170	754,776	841,626

Interest Bearing Liabilities:
Deposits:
Demand	$74,599	$—	$—	$—	$74,599
Savings	6,611	—	—	—	6,611
Time deposits, $100,000 and over	31,412	44,900	43,162	—	119,474
Other time deposits	70,686	130,720	177,193	5,323	383,922
Short-term borrowings	48,374	—	—	—	48,374
Long-term debt	296	—	5,000	50,000	55,296
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$231,978	$175,620	$245,974	$55,323	$708,895
Cumulative totals	231,978	407,598	653,572	708,895
Interest sensitivity gap	$135,882	$(90,310)	$55,632	$31,527	$132,731
Cumulative interest sensitivity gap	$135,882	$45,572	$101,204	$132,731
Cumulative interest sensitivity gap as a percentage of total assets	15.37%	5.15%	11.45%	15.01%

Interest Rate Sensitivity Analysis

	December 31, 2007
(dollars in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$1,037	$4,946	$832	$560	$7,375
Equity securities, restricted, at cost	—	—	—	8,759	8,759
Loans	372,712	46,073	276,920	93,093	788,798
Interest bearing deposits in banks	602	—	—	—	602
Federal funds sold	158	—	—	—	158

Total	$374,509	$51,019	$277,752	$102,412	$805,692
Cumulative totals	374,509	425,528	703,280	805,692
Interest Bearing Liabilities:
Deposits:
Demand	$77,750	$—	$—	$—	$77,750
Savings	6,304	—	—	—	6,304
Time deposits, $100,000 and over	31,650	50,393	34,047	—	116,090
Other time deposits	58,489	127,634	140,435	4,361	330,919
Short-term borrowings	69,228	—	—	—	69,228
Long-term debt	322	—	5,000	50,000	55,322
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$243,743	$178,027	$200,101	$54,361	$676,232
Cumulative totals	243,743	421,770	621,871	676,232
Interest sensitivity gap	$130,766	$(127,008)	$77,651	$48,051	$129,460
Cumulative interest sensitivity gap	$130,766	$3,758	$81,409	$129,460
Cumulative interest sensitivity gap as a percentage of total assets	15.51%	0.45%	9.66%	15.35%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal proceedings

As of March 31, 2008, there were no legal proceedings against the Company.

Item 1A.	Risk factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered sales of equity securities and use of proceeds

We announced an open ended program in May 2007 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During the first three months of 2008, we repurchased no shares of our common stock.

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

Commonwealth Bankshares, Inc.
(Registrant)

Date: May 9, 2008	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board, President and Chief Executive Officer

Date: May 9, 2008	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President & Chief Financial Officer