Form 10-Q
period 2008-06-30
COMMONWEALTH BANKSHARES INC
filed 2008-08-11
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Common Stock, $2.066 Par Value – 6,816,751 shares as of July 24, 2008

Commonwealth Bankshares, Inc.

Page
PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
June 30, 2008
December 31, 2007

Consolidated Statements of Income	4
Three months ended June 30, 2008
Three months ended June 30, 2007
Six months ended June 30, 2008
Six months ended June 30, 2007

Consolidated Statements of Comprehensive Income	5
Six months ended June 30, 2008
Six months ended June 30, 2007

Consolidated Statements of Stockholders’ Equity	6
Six months ended June 30, 2008
Year ended December 31, 2007
Year ended December 31, 2006

Consolidated Statements of Cash Flows	7
Six months ended June 30, 2008
Six months ended June 30, 2007

Notes to Consolidated Financial Statements	8 - 12

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12 - 22

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4 – CONTROLS AND PROCEDURES	23

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	24

ITEM 1A – RISK FACTORS	24

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24 - 25

ITEM 5 – OTHER INFORMATION	25

ITEM 6 – EXHIBITS	25

SIGNATURES	26

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$6,196,543	$8,577,180
Interest bearing deposits in banks	530,720	601,823
Federal funds sold	606,342	158,395

Total cash and cash equivalents	7,333,605	9,337,398

Investment securities:
Available for sale, at fair market value	6,853,841	6,943,449
Held to maturity, at amortized cost (fair market value was $426,467 and $436,252, respectively)	425,143	431,992

Total investment securities	7,278,984	7,375,441

Equity securities, restricted, at cost	9,289,250	8,759,350

Loans	895,562,297	786,986,539
Allowance for loan losses	(10,185,038)	(9,423,647)

Loans, net	885,377,259	777,562,892

Premises and equipment, net	31,630,521	24,287,350
Deferred tax assets	5,433,473	4,909,698
Accrued interest receivable	6,009,743	6,171,517
Other assets	7,380,411	4,734,453

Total assets	$959,733,246	$843,138,099

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$57,829,660	$41,232,448
Interest-bearing	622,925,954	531,063,126

Total deposits	680,755,614	572,295,574

Short-term borrowings	75,852,860	69,227,660
Long-term debt	55,295,936	55,322,048
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,258,884	2,459,589
Other liabilities	9,377,219	9,800,054

Total liabilities	844,159,513	729,723,925
Stockholders’ Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,816,751 and 6,915,587 shares issued and outstanding in 2008 and 2007, respectively	14,083,407	14,287,602
Additional paid-in capital	63,482,189	64,742,520
Retained earnings	38,010,737	34,361,972
Accumulated other comprehensive income (loss)	(2,600)	22,080

Total stockholders’ equity	115,573,733	113,414,174

Total liabilities and stockholders’ equity	$959,733,246	$843,138,099

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest and dividend income:
Loans, including fees	$15,323,415	$15,340,443	$30,470,620	$29,671,152
Investment securities:
Taxable	87,104	88,813	175,484	177,675
Tax exempt	11,434	11,297	22,807	23,621
Dividend income, equity securities, restricted	132,385	119,769	266,862	227,256
Other interest income	3,797	26,096	9,900	64,078

Total interest and dividend income	15,558,135	15,586,418	30,945,673	30,163,782

Interest expense:
Deposits	5,821,727	5,202,654	11,612,782	10,148,743
Federal funds purchased	6,481	—	7,705	—
Federal Home Loan Bank	436,518	1,206,653	1,085,182	2,436,707
Trust preferred capital notes	326,534	326,534	656,655	649,479
Long-term debt	534,783	185,672	1,070,137	238,903

Total interest expense	7,126,043	6,921,513	14,432,461	13,473,832

Net interest income	8,432,092	8,664,905	16,513,212	16,689,950

Provision for loan losses	800,000	285,000	1,255,000	715,000

Net interest income after provision for loan losses	7,632,092	8,379,905	15,258,212	15,974,950

Noninterest income:
Service charges on deposit accounts	363,721	252,679	663,233	477,362
Other service charges and fees	218,391	173,048	404,528	320,590
Mortgage brokerage income	297,067	376,569	593,742	726,972
Title insurance income	210,055	228,180	442,711	445,076
Investment service income	74,881	214,950	185,472	416,419
Other	77,501	55,820	173,898	110,792

Total noninterest income	1,241,616	1,301,246	2,463,584	2,497,211

Noninterest expense:
Salaries and employee benefits	2,592,412	2,728,597	5,381,740	5,222,840
Net occupancy expense	841,824	568,646	1,656,894	1,025,711
Furniture and equipment expense	449,067	384,845	870,689	764,280
Other operating expense	1,321,568	1,453,208	2,544,336	2,695,944

Total noninterest expense	5,204,871	5,135,296	10,453,659	9,708,775

Income before provision for income taxes and noncontrolling interest	3,668,837	4,545,855	7,268,137	8,763,386
Provision for income taxes	1,272,308	1,613,502	2,519,295	3,064,930

Income before noncontrolling interest	2,396,529	2,932,353	4,748,842	5,698,456
Noncontrolling interest in subsidiaries	5,995	(4,695)	9,815	(9,787)

Net income	$2,402,524	$2,927,658	$4,758,657	$5,688,669

Basic earnings per share	$0.35	$0.43	$0.69	$0.83

Diluted earnings per share	$0.35	$0.42	$0.68	$0.82

Dividends paid per share	$0.08	$0.06	$0.16	$0.12

Basic weighted average shares outstanding	6,935,206	6,884,048	6,935,192	6,875,935
Diluted weighted average shares outstanding	6,953,464	6,957,823	6,961,386	6,968,782

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Six months ended
	June 30, 2008	June 30, 2007
Net income	$4,758,657	$5,688,669
Other comprehensive income, net of income tax:
Net change in unrealized loss on securities available for sale	(24,680)	(10,705)

Comprehensive income	$4,733,977	$5,677,964

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2008, and Years Ended December 31, 2007 and 2006

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2006	4,928,992	$10,183,868	$36,479,909	$16,071,813	$(5,571)	$62,730,019
Comprehensive income:
Net income	—	—	—	10,091,629	—	10,091,629
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	251	251

Total comprehensive income						10,091,880

Issuance of common stock	752,522	1,553,717	3,523,022	—	—	5,076,739
Issuance of common stock through private placement	1,163,461	2,404,134	23,867,509	—	—	26,271,643
Stock based compensation expense-options issued	—	—	95,400	—	—	95,400
Cash dividends - $0.1991 per share	—	—	—	(1,040,302)	—	(1,040,302)

Balance, December 31, 2006	6,844,975	$14,141,719	$63,965,840	$25,123,140	$(5,320)	$103,225,379
Comprehensive income:
Net income	—	—	—	11,166,911	—	11,166,911
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	27,400	27,400

Total comprehensive income						11,194,311

Issuance of common stock	86,012	177,699	1,048,005	—	—	1,225,704
Common stock repurchased	(15,400)	(31,816)	(293,375)	—	—	(325,191)
Stock based compensation expense-options issued	—	—	22,050	—	—	22,050
Cash dividends - $0.28 per share	—	—	—	(1,928,079)	—	(1,928,079)

Balance, December 31, 2007	6,915,587	$14,287,602	$64,742,520	$34,361,972	$22,080	$113,414,174
Comprehensive income:
Net income	—	—	—	4,758,657	—	4,758,657
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(24,680)	(24,680)

Total comprehensive income						4,733,977

Issuance of common stock	42,490	87,785	507,915	—	—	595,700
Common stock repurchased	(141,326)	(291,980)	(1,768,246)			(2,060,226)
Cash dividends - $0.16 per share	—	—	—	(1,109,892)	—	(1,109,892)

Balance, June 30, 2008	6,816,751	$14,083,407	$63,482,189	$38,010,737	$(2,600)	$115,573,733

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2008	June 30, 2007
Operating activities:
Net income	$4,758,657	$5,688,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,255,000	715,000
Depreciation and amortization	980,847	706,685
Gain on the sale of premises and equipment	(3,720)	(861)
Loss on the sale of other real estate owned	59,374	—
Net amortization of premiums and accretion of discounts on investments securities	(4,777)	(4,277)
Deferred tax assets	(511,061)	(324,431)
Net change in:
Accrued interest receivable	161,774	(427,305)
Other assets	(3,602,297)	(651,227)
Accrued interest payable	(200,705)	642,019
Other liabilities	(379,688)	265,299

Net cash provided by operating activities	2,513,404	6,609,571

Investing activities:
Purchase of investment securities available for sale	(1,519,719)	(21,730)
Purchase of equity securities, restricted	(5,619,900)	(4,652,200)
Net purchase of premises and equipment	(8,324,298)	(6,426,839)
Net change in loans	(108,996,151)	(51,439,708)
Proceeds from:
Calls and maturities of investment securities held to maturity	12,563	32,587
Sales and maturities of investment securities available for sale	1,570,996	744,887
Sales of equity securities, restricted	5,090,000	3,817,600
Sale of premises and equipment	4,000	10,500
Sale of other real estate owned	896,965	—

Net cash used in investing activities	(116,885,544)	(57,934,903)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	7,693,599	8,627,686
Time deposits	10,952,441	6,664,660
Brokered time deposits	89,814,000	23,277,840
Short-term borrowings	6,625,200	(5,681,700)
Increase in long-term debt	—	20,000,000
Principal payments on long-term debt	(26,112)	(26,112)
Dividends reinvested and issuance of stock	479,337	453,048
Dividends paid	(1,109,892)	(824,956)
Common stock repurchased	(2,060,226)	—

Net cash provided by financing activities	112,368,347	52,490,466

Net increase(decrease) in cash and cash equivalents	(2,003,793)	1,165,134
Cash and cash equivalents, January 1	9,337,398	13,026,137

Cash and cash equivalents, June 30	$7,333,605	$14,191,271

Supplemental cash flow disclosure:
Interest paid during the period	$14,633,166	$12,831,813

Income taxes paid during the period	$2,820,000	$3,505,000

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$2,195,585	$—

Sale of other real estate owned financed by bank loans	$910,000	$—

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Note B – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Earnings available to common shareholders	$2,402,524	$2,927,658	$4,758,657	$5,688,669
Weighted average shares outstanding	6,935,206	6,884,048	6,935,192	6,875,935

Basic earnings per common share	$0.35	$0.43	$0.69	$0.83

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,935,206	6,884,048	6,935,192	6,875,935
Effect of dilutive securities, stock options	18,258	73,775	26,194	92,847

Diluted average shares outstanding	6,953,464	6,957,823	6,961,386	6,968,782

Diluted earnings per common share	$0.35	$0.42	$0.68	$0.82

Options to acquire 420,474 and 296,570 shares of common stock were not included in computing diluted earnings per common share for the three and six months ended June 30, 2008, respectively, because their effects were anti-dilutive.

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2008

Available for sale:
U.S. Government and agency securities	$5,508,726	$31,760	$(39,279)	$5,501,207
Mortgage-backed securities	574,778	3,245	(4,947)	573,076
State and municipal securities	774,276	5,282	—	779,558

	$6,857,780	$40,287	$(44,226)	$6,853,841

Held to maturity:
Mortgage-backed securities	$228,673	$58	$(654)	$228,077
State and municipal securities	196,470	1,920	—	198,390

	$425,143	$1,978	$(654)	$426,467

December 31, 2007

Available for sale:
U.S. Government and agency securities	$5,511,011	$28,229	$(724)	$5,538,516
Mortgage-backed securities	624,733	4,774	(5,061)	624,446
State and municipal securities	774,249	6,238	—	780,487

	$6,909,993	$39,241	$(5,785)	$6,943,449

Held to maturity:
Mortgage-backed securities	$240,664	$1,300	$(267)	$241,697
State and municipal securities	191,328	3,227	—	194,555

	$431,992	$4,527	$(267)	$436,252

Note D – Loans

Major classifications of loans are summarized as follows:

	June 30, 2008	December 31, 2007
Construction and development	$248,385,676	$222,971,794
Commercial	79,617,225	71,171,982
Commercial mortgage	409,962,654	361,658,553
Residential mortgage	144,511,700	118,180,418
Installment loans to individuals	14,189,644	13,781,545
Other	1,054,590	1,033,248

Gross loans	897,721,489	788,797,540
Unearned income	(2,159,192)	(1,811,001)
Allowance for loan losses	(10,185,038)	(9,423,647)

Loans, net	$885,377,259	$777,562,892

Non-performing assets are as follows:

	June 30, 2008	December 31, 2007
Non-accrual loans:
Construction and development	$375,000	$—
Commercial	65,378	256,390
Commercial mortgage	962,314	130,228
Residential mortgage	1,482,647	1,945,835
Installment loans to individuals	51,707	54,476

	2,937,046	2,386,929

Loans contractually past-due 90 days or more:
Construction and development	3,744,912	437,045
Commercial	1,142,831	588,246
Residential mortgage	2,270,838	1,519,629
Installment loans to individuals	27,047	31,972
Other	19,725	721

	7,205,353	2,577,613

Total non-performing loans	10,142,399	4,964,542
Other real estate owned	2,081,785	717,377

Total non-performing assets	$12,224,184	$5,681,919

Allowance as a percentage of non-performing assets	83.32%	165.85%
Non-performing assets as a percentage of total assets	1.27%	0.67%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2008 and 2007 were as follows:

	June 30, 2008	June 30, 2007
Balance at beginning of year	$9,423,647	$8,144,265
Provision charged to operating expense	1,255,000	715,000
Loans charged-off	(496,536)	(85,467)
Recoveries of loans previously charged-off	2,927	8,449

Balance at end of period	$10,185,038	$8,782,247

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	June 30, 2008	December 31, 2007
Land	$1,753,908	$345,403
Building and improvements	3,434,579	3,398,940
Leasehold improvements	15,145,825	14,593,683
Furniture and equipment	14,954,997	14,136,798
Construction in progress	6,543,963	1,203,635

	41,833,272	33,678,459
Less accumulated depreciation	(10,202,751)	(9,391,109)

	$31,630,521	$24,287,350

Note G – Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157—Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the year. In February 2008, Staff Position No. 157-2 (“FSP 157-2”) was issued. FSP 157-2 delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

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

Available for sale securities

Available for sale securities are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s available for sale securities are considered to be Level 2 securities.

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

Note H – Subsequent Events

On July 15, 2008, the Company declared a $0.08 per share cash dividend payable August 29, 2008, to shareholders of record on August 18, 2008.

On July 21, 2008, the Company opened its 19th retail branch location in the Redmill section of Virginia Beach, Virginia.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, six branches in Virginia Beach, four branches in Chesapeake, two branches in Portsmouth, one branch in Powells Point, North Carolina, one branch in Waves, North Carolina and one branch in Moyock, North Carolina. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Virginia Beach, one mortgage branch office in Gloucester and one mortgage branch office in Richmond, Virginia. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch office in Suffolk, Virginia. Commonwealth Financial Advisors currently has two locations, one in Virginia Beach and one in Norfolk, Virginia.

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

New Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS 159 effective January 1, 2008, as required, but has not elected to measure any permissible items at fair value. As a result, the adoption of SFAS 159 did not have any impact on the Companys’ financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3 – Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently evaluating the impact of FSP No. 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles (“Statement 162”). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411—The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of Statement 162 on its financial statements.

In May 2008, the FASB issued SFAS No. 163 – Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“Statement 163”). Statement 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of Statement 163 on its financial statements.

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

Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the six months ended June 30, 2008 and 2007, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2008 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life ( in months)	Aggregate Intrinsic Value
Balance at December 31, 2007	489,396	$16.86
Granted	—	—
Forfeited	—	—
Exercised	15,682	7.47
Expired	—	—

Balance at June 30, 2008	473,714	$17.17	77.42	$(2,153,433)

Balance exercisable at June 30, 2008	473,714	$17.17	77.42	$(2,153,433)

See Note 20 - Stock Based Compensation Plans, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007, for further information related to stock based compensation.

Financial Condition

Total assets at June 30, 2008 reached a new high of $959.7 million, up 13.8% or $116.6 million from $843.1 million at December 31, 2007. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $895.6 million, up $108.6 million or 13.8% from December 31, 2007. The expansion of our footprint into new markets, the low interest rate environment, our solid local economy and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company.

As of June 30, 2008, 82.2% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 55.6% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 2008, 61.8% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the second quarter of 2008 with deposits at June 30, 2008 reaching a record $680.8 million, an increase of $108.5 million from December 31, 2007. Noninterest-bearing demand deposits increased by $16.6 million or 40.3% and interest-bearing deposits increased by $91.9 million or 17.3%. Included in time deposits less than $100,000 as of June 30, 2008 and December 31, 2007 are $250.3 million and $160.5 million, respectively in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Management believes the growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special promotions and product enhancements, as well as the Company’s marketing efforts. The Company’s deposits are predominantly provided by individuals and businesses located within communities served.

As of June 30, 2008, short-term borrowings (advances from FHLB) were $75.9 million, compared to $69.2 million outstanding on December 31, 2007. The increase in short-term borrowings was primarily a result of our loan demand continuing to increase at a faster pace than our deposit growth.

Results of Operation

During the first six months of 2008, the Company had net income of $4.8 million, a decrease of 16.4% over the $5.7 million reported in the first six months of 2007. On a per share basis, diluted earnings was $0.68 for the six months ended June 30, 2008, down $0.14 or 17.1% from the $0.82 reported in the comparable period of 2007. The expansion cost associated with the addition of six new branch facilities in 2007 and one new branch facility in 2008, coupled with the compression of our margins due to the rapid interest rate decline contributed to our decrease in earnings for the first six months of 2008. Net income for the quarter ended June 30, 2008 totaled $2.4 million, a decrease of 17.9% or $525.1 thousand over the amount reported in the second quarter of 2007. Diluted earnings per share equaled $0.35 for the three months ended June 30, 2008 compared to $0.42 for the same period in 2007.

Profitability as measured by the Company’s return on average assets (ROA) was 1.08% and 1.54% for the six months ended June 30, 2008 and 2007, respectively. ROA was impacted by the decrease in net income of 16.4% and by the increase in year to date average assets of $146.1 million or 19.6% from June 30, 2007 to June 30, 2008. The return on average equity (ROE) was 8.31% and 10.87% for the six months ended June 30, 2008 and 2007, respectively. The decrease in ROE is the result of the decrease in net income and the growth in year to date average equity of $9.6 million or 9.1% from June 30, 2007 to June 30, 2008. The growth in year to date average equity is the primary result of the 10.7% increase in net income for the year ended December 31, 2007. For the quarter ended June 30, 2008, ROA was 1.05% and ROE was 8.33%.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest- bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $16.5 million for the six months ended June 30, 2008, a decrease of $176.7 thousand or 1.1% over the $16.7 million for the six months ended June 30, 2007. For the quarter ended June 30, 2008, net interest income was $8.4 million, a decrease of $232.8 thousand or 2.7% over the comparable period in 2007.

Total interest and dividend income was $31.0 million for the six months ended June 30, 2008, an increase of $781.9 thousand or 2.6% over the same period of 2007. Interest income on loans, including fees, increased $799.5 thousand or 2.7% to $30.5 million for the six months ended June 30, 2008. For the quarter ended June 30, 2008, total interest and dividend income was $15.6 million and interest income on loans, including fees, was $15.3 million, a decrease of 0.2% and 0.1%, respectively over the comparable period in 2007.

Interest expense of $14.4 million for the six months ended June 30, 2008 represented a $958.6 thousand or 7.1% increase from the comparable period in 2007. Interest expense for the second quarter of 2008 was $7.1 million, up $204.5 thousand from the quarter ended June 30, 2007. The increase was primarily attributable to the substantial increase in the Company’s average interest bearing liabilities as a result of the $155.0 million increase in total deposits as of June 30, 2008 as compared to 2007. Average interest bearing liabilities increased $133.6 million or 22.9% from June 30, 2007 to June 30, 2008, while the overall rate paid on these liabilities decreased 61 basis points as a result of the rapid declining interest rate environment.

The net interest margin, calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s effectiveness in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 3.92% during the first six months of 2008, as compared to 4.71% for the same period in 2007. The compression of our margins can be attributed to the Federal Reserve lowering the Federal Funds rate 100 basis points in the last four months of 2007 and 225 basis points in the first six months of 2008, along with the continued pressure on deposit pricing and the pricing of some deposit products, which lag the decrease in the prime rate, which has an immediate affect on variable loans. For the quarter ended June 30, 2008, the net interest margin was 3.88% compared to 4.77% for the second quarter in 2007.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At June 30, 2008, the Company had total allowance for loan losses of $10.2 million or 1.14% of total loans. As a result of the growth in the loan portfolio as well as current expectations relative to the portfolio characteristics and management’s comprehensive allowance analysis, the Company made provisions for loan losses of $1.3 million during the first six months of 2008, an increase of 75.5% over the same period of 2007. Loan charge-offs for the six months ended June 30, 2008 totaled $496.5 thousand and recoveries for the same period totaled $2.9 thousand. Net charge-offs as a percentage of year to date average loans outstanding was relatively low at 0.06% and 0.01% for the period ended June 30, 2008 and 2007, respectively.

Despite the growth in the Company’s loan portfolio, asset quality remains sound. Non-performing assets were $12.2 million or 1.27% of total assets at June 30, 2008 compared to $3.8 million or 0.49% of total assets at June 30, 2007. Non-performing loans increased $5.2 million in the first six months of 2008 to $10.1 million. Non-performing loans at June 30, 2008 consist of sixty-five (65) loans. $9.1 million or 89.6% of the total consists of forty-one (41) loans which are secured by real estate and management does not anticipate any material losses associated with these credits. The remaining $1.0 million in non-performing loans represents twenty-four (24) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. Other real estate owned (“OREO”) is included in other assets and totaled $2.1 million and $717.4 thousand at June 30, 2008 and December 31, 2007, respectively. The balance at June 30, 2008 includes three residential properties, one commercial property and one construction & development property. During the quarter ended June 30, 2008, one construction and development OREO property was sold and resulted in a net loss of $59.4 thousand. All other real estate owned properties are being actively marketed with two of the five properties under contract to be sold with closings anticipated early in the third quarter. Management does not anticipate any material losses associated with these properties. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets. Individual action plans have been developed for each non- performing asset. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the six months ended June 30, 2008 equaled $2.5 million, a slight decrease of $33.6 thousand from the amount reported for the same period in 2007. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the six months ended June 30, 2008 was $1.2 million as compared to $1.6 million for the same period in 2007, a net decrease of $366.5 thousand or 23.1%. Offsetting the reduction in subsidiary revenues for the six months ended June 30, 2008 was a 38.9% and 26.2% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts for the six months ended June 30, 2008 and 2007 were $549.9 thousand and $339.8 thousand, respectively, in non-sufficient funds (“NSF”) fees. Included in other service charges and fees for the six months ended June 30, 2008 and 2007 were $197.2 thousand and $157.8 thousand, respectively in ATM fee income. The increases are the result of the expansion of our branch and ATM networks as well as the record increases in deposits and the corresponding number of deposit accounts. For the three months ended June 30, 2008, noninterest income was $1.2 million, down $59.6 thousand or 4.6% over the comparable period in 2007. Revenues generated by the Bank’s mortgage, title and investment subsidiaries for the three months ended June 30, 2008 was $582.0 thousand, down $237.7 thousand or 29.0% from the same period in 2007. Offsetting the reduction in subsidiary revenues for the three months ended June 30, 2008 was a 44.0% and 26.2% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts for the three months ended June 30, 2008 and 2007 were $310.8 thousand and $182.6 thousand, respectively, in NSF fees. Included in other service charges and fees for the three months ended June 30, 2008 and 2007 were $107.2 thousand and $90.3 thousand, respectively in ATM fee income.

Noninterest expense represents the overhead expenses of the Company. Costs associated with handling our substantial asset and liability growth, including the expansion of our branch network, resulted in increases to almost every component of noninterest expense. Noninterest expense for the six months ended June 30, 2008 totaled $10.5 million, an increase of $744.9 thousand over the $9.7 million recorded during the comparable period in 2007. For the quarter ended June 30, 2008, noninterest expense was $5.2 million, up $69.6 thousand or 1.4% from the same period in 2007. The increase in noninterest expense is in line when compared to the Bank’s overall growth. The ratio of annualized noninterest expense to year to date average total assets was 2.36% and 2.63% for the six months ended June 30, 2008 and 2007, respectively. The ratio of annualized noninterest expense to quarter to date average total assets was 2.28% and 2.71% for the three months ended June 30, 2008 and 2007, respectively.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 54.97% and 53.58% for the six months and three months ended June 30, 2008, as compared to 50.54% and the 51.47% for the comparable periods in 2007.

Salaries and employee benefits, the largest component of noninterest expense, increased by $158.9 thousand or 3.0% over the $5.2 million reported during the first six months of 2007. For the quarter ended June 30, 2008, salaries and employee benefits decreased $136.2 thousand to $2.6 million as compared to $2.7 million for the quarter ended June 30, 2007. The year to date increase was the result of annual merit increases, the addition of several new positions, including the staff needed to operate the Bank’s four new branches, which opened subsequent to June 30, 2007 and an increase in certain employee benefit costs. Occupancy expense increased $631.2 thousand for the six months ended June 30, 2008 as compared to same period in 2007. For the quarter ended June 30, 2008, occupancy expense increased $273.2 thousand or 48.0% over the $568.6 thousand reported in the second quarter of 2007. This increase is primarily due to the addition of four new branch locations subsequent to June 30, 2007 and the improvements to several branch facilities, the cost of which qualified for capitalization. Other noninterest operating expenses, which includes a grouping of numerous transactions relating to normal banking operations, decreased $151.6 thousand for the six months ended June 30, 2008, a 5.6% reduction over the comparable period for 2007. The decrease was comprised of a $472.6 thousand reduction in advertising and marketing expense, which was offset by increases of $62.5 thousand and $151.5 thousand in Bank Franchise taxes and FDIC insurance, respectively. For the three months ended June 30, 2008, other noninterest operating expenses decreased $131.6 thousand or 9.1% over the $1.5 million reported in the second quarter of 2007. The decrease was comprised of a $246.3 thousand reduction in advertising and marketing expense, which was offset by increases of $48.3 thousand and $76.8 thousand in Bank Franchise taxes and FDIC insurance, respectively.

Income tax expense for the six months ended June 30, 2008 and 2007 was $2.5 million and $3.1 million, respectively. For the three months ended June 30, 2008 and 2007, income tax expense was $1.3 million and $1.6 million, respectively. The Company’s effective tax rate was 34.7% for the six months and three months ended June 30, 2008, compared to 35.0% and 35.5% for the comparable periods in 2007.

Capital Resources

Total stockholders’ equity for the Company increased $2.2 million, or 1.9%, to $115.6 million at June 30, 2008 compared to $113.4 million at December 31, 2007. Contributing to the overall increase in total stockholders’ equity was our earnings of $4.8 million for the first six months of 2008, which was offset by the $2.1 million of common stock repurchased by the Company in June 2008.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At June 30, 2008, the Bank’s risk-adjusted capital ratios were 12.63% for Tier 1 and 13.76% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of June 30, 2008.

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

Cash Dividends

In compliance with the Company’s dividend payout policy, on February 29, 2008, the Company paid a cash dividend of 8.0 cents per share, totaling $554.5 thousand. On May 30, 2008, the Company paid a cash dividend of 8.0 cents per share, totaling $555.4 thousand. Total dividends of 16 cents per share paid during the six months ended June 30, 2008 are up 33.3% from the 12 cents per share paid during the same period in 2007.

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

One technique the Company uses in managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At June 30, 2008, the Company’s one year “negative gap” (interest bearing liabilities maturing or re-pricing within the same period exceed interest earning assets maturing or re-pricing within the same period) was approximately ($41.8) million, or (4.35%) of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be negatively affected because the cost of the Company’s interest bearing liabilities is likely to rise more quickly than the yield on its interest earning assets. In periods of falling interest rates, the opposite effect on net interest income is likely to occur. At December 31, 2007, the Company’s one year “positive gap” was approximately $3.8 million, or 0.45% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at June 30, 2008 and December 31, 2007 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Long-term debt (advances from Federal Home Loan Bank of Atlanta) is included in the period in which they contractually mature. Each contains certain conversion options that may cause the advances to mature or convert prior to final maturity. The trust preferred capital notes are included in the period in which they may first be redeemed. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans.

Interest Rate Sensitivity Analysis

	June 30, 2008
(dollars in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$3,269	$2,569	$842	$599	$7,279
Equity securities, restricted, at cost	—	—	—	9,289	9,289
Loans	327,517	102,681	360,777	106,746	897,721
Interest bearing deposits in banks	531	—	—	—	531
Federal funds sold	606	—	—	—	606

Total	$331,923	$105,250	$361,619	$116,634	$915,426
Cumulative totals	331,923	437,173	798,792	915,426

Interest Bearing Liabilities:
Deposits:
Demand	$68,581	$—	$—	$—	$68,581
Savings	6,570	—	—	—	6,570
Time deposits, $100,000 and over	33,137	42,033	44,788	1,042	121,000
Other time deposits	59,994	192,474	168,896	5,411	426,775
Short-term borrowings	75,853	—	—	—	75,853
Long-term debt	296	—	5,000	50,000	55,296
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$244,431	$234,507	$239,303	$56,453	$774,694
Cumulative totals	244,431	478,938	718,241	774,694
Interest sensitivity gap	$87,492	$(129,257)	$122,316	$60,181	$140,732
Cumulative interest sensitivity gap	$87,492	$(41,765)	$80,551	$140,732
Cumulative interest sensitivity gap as a percentage of total assets	9.12%	-4.35%	8.39%	14.66%

Interest Rate Sensitivity Analysis

	December 31, 2007
(dollars in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$1,037	$4,946	$832	$560	$7,375
Equity securities, restricted, at cost	—	—	—	8,759	8,759
Loans	372,712	46,073	276,920	93,093	788,798
Interest bearing deposits in banks	602	—	—	—	602
Federal funds sold	158	—	—	—	158

Total	$374,509	$51,019	$277,752	$102,412	$805,692
Cumulative totals	374,509	425,528	703,280	805,692

Interest Bearing Liabilities:
Deposits:
Demand	$77,750	$—	$—	$—	$77,750
Savings	6,304	—	—	—	6,304
Time deposits, $100,000 and over	31,650	50,393	34,047	—	116,090
Other time deposits	58,489	127,634	140,435	4,361	330,919
Short-term borrowings	69,228	—	—	—	69,228
Long-term debt	322	—	5,000	50,000	55,322
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$243,743	$178,027	$200,101	$54,361	$676,232
Cumulative totals	243,743	421,770	621,871	676,232
Interest sensitivity gap	$130,766	$(127,008)	$77,651	$48,051	$129,460
Cumulative interest sensitivity gap	$130,766	$3,758	$81,409	$129,460
Cumulative interest sensitivity gap as a percentage of total assets	15.51%	0.45%	9.66%	15.35%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal proceedings

As of June 30, 2008, there were no legal proceedings against the Company.

Item 1A.	Risk factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered sales of equity securities and use of proceeds

We announced an open ended program in May 2007 by which management was authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During the first six months of 2008, the Company repurchased 141,326 shares of its common stock in open market and privately negotiated transactions. Detail for the shares repurchase transactions conducted during the second quarter of 2008 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet to be Purchased Under the Plans or Programs
Month #1
April 1, 2008 - April 30, 2008	—	$—	—	—
Month #2
May 1, 2008 - May 31, 2008	—	$—	—	—
Month #3
June 1, 2008 - June 30, 2008	141,326	$14.53	141,326	—

Total	141,326	$14.53	141,326	—

Item 3.	Defaults upon senior securities

There were no defaults upon senior securities during the quarter.

Item 4.	Submission of matters to a vote of security holders

The Annual Meeting of Shareholders was held on July 15, 2008. Of the 6,942,385 shares entitled to vote at the meeting, 5,574,463 voted. The following matters were voted on at the meeting.

Proposal I:	The Shareholders of the Company elected three members of the Board of Directors for three year terms as Class II directors until the Annual Meeting of Shareholders in 2011. Votes for each nominee were as follows:

	For	Withheld
Herbert L. Perlin	5,193,941	380,522
Kenneth J. Young	5,193,649	380,814
Thomas W. Moss, Jr.	5,179,587	394,875

The following Class III and Class I directors whose terms expire in 2009 and 2010 continued in office: Laurence C. Fentriss, Edward J. Woodard, Jr., CLBB, Raju V. Uppalapati, E. Carlton Bowyer, Ph.D., Morton Goldmeier, William D. Payne, M.D. and Richard J. Tavss.

Proposal II:	The Shareholders of the Company defeated a shareholder proposal relating to the declassification of the Board of Directors. The vote was as follows:

For	Against	Abstain
1,682,206	2,827,454	36,828

Item 5.	Other information

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: August 11, 2008	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board, President and Chief Executive Officer

Date: August 11, 2008	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President & Chief Financial Officer