Form 10-Q
period 2008-09-30
COMMONWEALTH BANKSHARES INC
filed 2008-11-10
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Common Stock, $2.066 Par Value – 6,829,475 shares as of October 24, 2008

Commonwealth Bankshares, Inc.

Page
PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
September 30, 2008
December 31, 2007

Consolidated Statements of Income	4
Three months ended September 30, 2008
Three months ended September 30, 2007
Nine months ended September 30, 2008
Nine months ended September 30, 2007

Consolidated Statements of Comprehensive Income	5
Nine months ended September 30, 2008
Nine months ended September 30, 2007

Consolidated Statements of Stockholders’ Equity	6
Nine months ended September 30, 2008
Year ended December 31, 2007
Year ended December 31, 2006

Consolidated Statements of Cash Flows	7
Nine months ended September 30, 2008
Nine months ended September 30, 2007

Notes to Consolidated Financial Statements	8 - 12

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12 - 22

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4 – CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	24

ITEM 1A – RISK FACTORS	24

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5 – OTHER INFORMATION	24

ITEM 6 – EXHIBITS	24

SIGNATURES	25

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$9,886,306	$8,577,180
Interest bearing deposits in banks	373,735	601,823
Federal funds sold	255,536	158,395

Total cash and cash equivalents	10,515,577	9,337,398

Investment securities:
Available for sale, at fair market value	6,785,562	6,943,449
Held to maturity, at amortized cost (fair market value was $401,485 and $436,252, respectively)	401,926	431,992

Total investment securities	7,187,488	7,375,441

Equity securities, restricted, at cost	9,184,450	8,759,350

Loans	962,833,769	786,986,539
Allowance for loan losses	(30,052,131)	(9,423,647)

Loans, net	932,781,638	777,562,892

Premises and equipment, net	34,288,397	24,287,350
Deferred tax assets	12,532,307	4,909,698
Accrued interest receivable	6,680,872	6,171,517
Other assets	6,571,355	4,734,453

Total assets	$1,019,742,084	$843,138,099

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$49,513,504	$41,232,448
Interest-bearing	702,580,688	531,063,126

Total deposits	752,094,192	572,295,574

Short-term borrowings	73,522,952	69,227,660
Long-term debt	55,295,936	55,322,048
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,212,584	2,459,589
Other liabilities	9,913,018	9,800,054

Total liabilities	913,657,682	729,723,925
Stockholders’ Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,829,476 and 6,915,587 shares issued and outstanding in 2008 and 2007, respectively	14,109,697	14,287,602
Additional paid-in capital	63,633,400	64,742,520
Retained earnings	28,375,134	34,361,972
Accumulated other comprehensive income (loss)	(33,829)	22,080

Total stockholders’ equity	106,084,402	113,414,174

Total liabilities and stockholders’ equity	$1,019,742,084	$843,138,099

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest and dividend income:
Loans, including fees	$16,591,408	$15,543,534	$47,062,028	$45,214,686
Investment securities:
Taxable	89,623	83,751	265,107	261,426
Tax exempt	11,490	11,310	34,297	34,931
Dividend income, equity securities, restricted	83,751	115,990	350,613	343,246
Other interest income	5,072	15,293	14,972	79,371

Total interest and dividend income	16,781,344	15,769,878	47,727,017	45,933,660

Interest expense:
Deposits	6,081,569	5,643,221	17,694,351	15,791,964
Federal funds purchased	2,418	—	10,123	—
Federal Home Loan Bank	496,488	825,058	1,581,670	3,261,765
Trust preferred capital notes	330,122	330,122	986,777	979,601
Long-term debt	540,625	401,093	1,610,762	639,996

Total interest expense	7,451,222	7,199,494	21,883,683	20,673,326

Net interest income	9,330,122	8,570,384	25,843,334	25,260,334

Provision for loan losses	20,000,000	370,000	21,255,000	1,085,000

Net interest income (expense) after provision for loan losses	(10,669,878)	8,200,384	4,588,334	24,175,334

Noninterest income:
Service charges on deposit accounts	399,643	297,168	1,062,876	774,530
Other service charges and fees	221,936	186,737	626,464	507,327
Mortgage brokerage income	255,289	337,895	849,031	1,064,867
Title insurance income	214,949	168,254	657,660	613,330
Investment service income	62,775	241,526	248,247	657,945
Other	129,267	45,445	303,165	156,237

Total noninterest income	1,283,859	1,277,025	3,747,443	3,774,236

Noninterest expense:
Salaries and employee benefits	1,672,921	2,647,515	7,054,661	7,870,355
Net occupancy expense	959,000	674,298	2,615,894	1,700,009
Furniture and equipment expense	480,474	398,002	1,351,163	1,162,282
Other operating expense	1,381,604	1,493,040	3,925,940	4,188,984

Total noninterest expense	4,493,999	5,212,855	14,947,658	14,921,630

Income (loss) before income taxes and noncontrolling interest	(13,880,018)	4,264,554	(6,611,881)	13,027,940
Income tax expense (benefit)	(4,779,143)	1,494,734	(2,259,848)	4,559,664

Income (loss) before noncontrolling interest	(9,100,875)	2,769,820	(4,352,033)	8,468,276
Noncontrolling interest in subsidiaries	10,612	(124)	20,427	(9,911)

Net income (loss)	$(9,090,263)	$2,769,696	$(4,331,606)	$8,458,365

Basic earnings (loss) per share	$(1.33)	$0.40	$(0.63)	$1.23

Diluted earnings (loss) per share	$(1.33)	$0.40	$(0.63)	$1.21

Dividends paid per share	$0.08	$0.08	$0.24	$0.20

Basic weighted average shares outstanding	6,821,315	6,896,580	6,896,956	6,882,892
Diluted weighted average shares outstanding	6,836,813	6,952,185	6,920,420	6,966,270

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007
Net income (loss)	$(4,331,606)	$8,458,365
Other comprehensive income, net of income tax:
Net change in unrealized gain (loss) on securities available for sale	(55,909)	14,965

Comprehensive income (loss)	$(4,387,515)	$8,473,330

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2008, and Years Ended December 31, 2007 and 2006

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2006	4,928,992	$10,183,868	$36,479,909	$16,071,813	$(5,571)	$62,730,019
Comprehensive income:
Net income	—	—	—	10,091,629	—	10,091,629
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	251	251

Total comprehensive income						10,091,880

Issuance of common stock	752,522	1,553,717	3,523,022	—	—	5,076,739
Issuance of common stock through private placement	1,163,461	2,404,134	23,867,509	—	—	26,271,643
Stock based compensation expense-options issued	—	—	95,400	—	—	95,400
Cash dividends - $0.1991 per share	—	—	—	(1,040,302)	—	(1,040,302)

Balance, December 31, 2006	6,844,975	$14,141,719	$63,965,840	$25,123,140	$(5,320)	$103,225,379
Comprehensive income:
Net income	—	—	—	11,166,911	—	11,166,911
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	27,400	27,400

Total comprehensive income						11,194,311

Issuance of common stock	86,012	177,699	1,048,005	—	—	1,225,704
Common stock repurchased	(15,400)	(31,816)	(293,375)	—	—	(325,191)
Stock based compensation expense-options issued	—	—	22,050	—	—	22,050
Cash dividends - $0.28 per share	—	—	—	(1,928,079)	—	(1,928,079)

Balance, December 31, 2007	6,915,587	$14,287,602	$64,742,520	$34,361,972	$22,080	$113,414,174
Comprehensive (loss):
Net loss	—	—	—	(4,331,606)	—	(4,331,606)
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(55,909)	(55,909)

Total comprehensive (loss)						(4,387,515)

Issuance of common stock	55,215	114,075	659,126	—	—	773,201
Common stock repurchased	(141,326)	(291,980)	(1,768,246)			(2,060,226)
Cash dividends - $0.24 per share	—	—	—	(1,655,232)	—	(1,655,232)

Balance, September 30, 2008	6,829,476	$14,109,697	$63,633,400	$28,375,134	$(33,829)	$106,084,402

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2008	September 30, 2007
Operating activities:
Net income (loss)	$(4,331,606)	$8,458,365
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	21,255,000	1,085,000
Depreciation and amortization	1,536,774	1,113,029
Gain on the sale of premises and equipment	(3,720)	(861)
Loss on the sale of other real estate owned	99,785	—
Net amortization of premiums and accretion of discounts on investments securities	(7,170)	(6,317)
Deferred tax assets	(7,593,807)	(508,621)
Net change in:
Accrued interest receivable	(509,355)	(794,606)
Other assets	(3,695,109)	(643,261)
Accrued interest payable	(247,005)	945,197
Other liabilities	156,110	275,602

Net cash provided by operating activities	6,659,897	9,923,527

Investing activities:
Purchase of investment securities available for sale	(3,533,927)	(32,612)
Purchase of equity securities, restricted	(9,406,900)	(7,549,800)
Net purchase of premises and equipment	(11,538,101)	(10,180,477)
Net change in loans	(176,400,530)	(80,492,412)
Proceeds from:
Calls and maturities of investment securities held to maturity	38,081	40,422
Sales and maturities of investment securities available for sale	3,606,258	808,115
Sales of equity securities, restricted	8,981,800	6,959,900
Sale of premises and equipment	4,000	10,500
Sale of other real estate owned	1,758,422	—

Net cash used in investing activities	(186,490,897)	(90,436,364)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	7,607,355	17,517,318
Time deposits	(4,894,737)	32,263,019
Brokered time deposits	177,086,000	17,867,960
Short-term borrowings	4,295,292	(31,119,000)
Increase in long-term debt	—	40,000,000
Principal payments on long-term debt	(26,112)	(26,112)
Dividends reinvested and issuance of stock	656,839	656,166
Dividends paid	(1,655,232)	(1,376,719)
Common stock repurchased	(2,060,226)	(326,295)

Net cash provided by financing activities	181,009,179	75,456,337
Net increase (decrease) in cash and cash equivalents	1,178,179	(5,056,500)
Cash and cash equivalents, January 1	9,337,398	13,026,137

Cash and cash equivalents, September 30	$10,515,577	$7,969,637

Supplemental cash flow disclosure:
Interest paid during the period	$22,130,688	$21,618,523

Income taxes paid during the period	$4,230,000	$5,185,000

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$2,845,873	$—

Sale of other real estate owned financed by bank loans	$1,360,000	$—

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Note B – Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Earnings (loss) available to common shareholders	$(9,090,263)	$2,769,696	$(4,331,606)	$8,458,365
Weighted average shares outstanding	6,821,315	6,896,580	6,896,956	6,882,892

Basic earnings (loss) per common share	$(1.33)	$0.40	$(0.63)	$1.23

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,821,315	6,896,580	6,896,956	6,882,892
Effect of dilutive securities, stock options	15,498	55,605	23,464	83,378

Diluted average shares outstanding	6,836,813	6,952,185	6,920,420	6,966,270

Diluted earnings (loss) per common share	$(1.33)	$0.40	$(0.63)	$1.21

Options to acquire 420,474 and 348,479 shares of common stock were not included in computing diluted earnings (loss) per common share for the three and nine months ended September 30, 2008, respectively, because their effects were anti-dilutive.

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2008

Available for sale:
U.S. Government and agency securities	$5,512,207	$6,095	$(57,421)	$5,460,881
Mortgage-backed securities	550,300	3,142	(6,208)	547,234
State and municipal securities	774,311	3,136	—	777,447

	$6,836,818	$12,373	$(63,629)	$6,785,562

Held to maturity:
Mortgage-backed securities	$202,820	$231	$(984)	$202,067
State and municipal securities	199,106	312	—	199,418

	$401,926	$543	$(984)	$401,485

December 31, 2007

Available for sale:
U.S. Government and agency securities	$5,511,011	$28,229	$(724)	$5,538,516
Mortgage-backed securities	624,733	4,774	(5,061)	624,446
State and municipal securities	774,249	6,238	—	780,487

	$6,909,993	$39,241	$(5,785)	$6,943,449

Held to maturity:
Mortgage-backed securities	$240,664	$1,300	$(267)	$241,697
State and municipal securities	191,328	3,227	—	194,555

	$431,992	$4,527	$(267)	$436,252

Note D – Loans

Major classifications of loans are summarized as follows:

	September 30, 2008	December 31, 2007
Construction and development	$256,748,256	$222,971,794
Commercial	81,210,412	71,171,982
Commercial mortgage	453,743,664	361,658,553
Residential mortgage	160,088,133	118,180,418
Installment loans to individuals	12,889,668	13,781,545
Other	660,217	1,033,248

Gross loans	965,340,350	788,797,540
Unearned income	(2,506,581)	(1,811,001)
Allowance for loan losses	(30,052,131)	(9,423,647)

Loans, net	$932,781,638	$777,562,892

Non-performing assets are as follows:

	September 30, 2008	December 31, 2007
Non-accrual loans:
Construction and development	19,363,230	—
Commercial	3,077,285	256,390
Commercial mortgage	679,431	130,228
Residential mortgage	3,876,652	1,945,835
Installment loans to individuals	—	54,476

	26,996,598	2,386,929

Loans contractually past-due 90 days or more:
Construction and development	2,861,959	437,045
Commercial	702,834	588,246
Commercial mortgage	85,738	—
Residential mortgage	608,024	1,519,629
Installment loans to individuals	5,744	31,972
Other	7,852	721

	4,272,151	2,577,613

Total non-performing loans	31,268,749	4,964,542
Other real estate owned	1,815,415	717,377
Total non-performing assets	$33,084,164	$5,681,919

Allowance as a percentage of non-performing assets	90.84%	165.85%

Non-performing assets as a percentage of total assets	3.24%	0.67%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 were as follows:

	September 30, 2008	September 30, 2007
Balance at beginning of year	$9,423,647	$8,144,265
Provision charged to operating expense	21,255,000	1,085,000
Loans charged-off	(630,389)	(383,290)
Recoveries of loans previously charged-off	3,873	14,006

Balance at end of period	$30,052,131	$8,859,981

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	September 30, 2008	December 31, 2007
Land	$1,753,908	$345,403
Building and improvements	3,443,002	3,398,940
Leasehold improvements	19,480,802	14,593,683
Furniture and equipment	15,620,723	14,136,798
Construction in progress	4,748,640	1,203,635

	45,047,075	33,678,459
Less accumulated depreciation	(10,758,678)	(9,391,109)

	$34,288,397	$24,287,350

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

Note H – Subsequent Events

On October 21, 2008, the Company declared a $0.08 per share cash dividend payable November 28, 2008, to shareholders of record on November 17, 2008.

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

Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the nine months ended September 30, 2008 and 2007, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2008 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life ( in months)	Aggregate Intrinsic Value
Balance at December 31, 2007	489,396	$16.86
Granted	—	—
Forfeited	—	—
Exercised	15,682	7.47
Expired	—	—

Balance at September 30, 2008	473,714	$17.17	74.42	$(1,409,702)

Balance exercisable at September 30, 2008	473,714	$17.17	74.42	$(1,409,702)

See Note 20 - Stock Based Compensation Plans, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007, for further information related to stock based compensation.

Financial Condition

Total assets at September 30, 2008 reached a new high of $1.0 billion, up 21.0% or $176.6 million from $843.1 million at December 31, 2007. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $962.8 million, up $175.9 million or 22.3% from December 31, 2007. The expansion of our footprint into new markets, the low interest rate environment, and the efforts of our experienced loan officers to develop new loan relationships combined with the support of existing customers continue to generate record loan demand for the Company.

As of September 30, 2008, 82.0% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 57.3% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 2008, 63.6% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the third quarter of 2008 with deposits at September 30, 2008 reaching a record $752.1 million, an increase of $179.8 million from December 31, 2007. Noninterest-bearing demand deposits increased by $8.3 million or 20.1% and interest-bearing deposits increased by $171.5 million or 32.3%. Included in time deposits less than $100,000 as of September 30, 2008 and December 31, 2007 are $337.6 million and $160.5 million, respectively in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Management believes the growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special promotions and product enhancements, as well as the Company’s marketing efforts. The Company’s deposits are predominantly provided by individuals and businesses located within communities served.

As of September 30, 2008, short-term borrowings (advances from FHLB) were $73.5 million, compared to $69.2 million outstanding on December 31, 2007. The increase in short-term borrowings was primarily a result of our loan demand continuing to increase at a faster pace than our deposit growth.

Results of Operation

During the first nine months of 2008, the Company had a net loss of $4.3 million, a decrease of 151.2% from the earnings of $8.5 million reported in the first nine months of 2007. Due to continued economic uncertainties management elected to provide an additional $20.0 million to its allowance for loan losses in the third quarter of 2008, which lead to the loss. This unprecedented action was taken primarily in response to the current market and the current economic climate. On a per share basis, the diluted loss was $0.63 for the nine months ended September 30, 2008, down $1.84 or 152.1% from the earnings of $1.21 reported in the comparable period of 2007. Net loss for the quarter ended September 30, 2008 totaled $9.1 million, a decrease of 428.2% or $11.9 million over the amount reported in the third quarter of 2007. The diluted loss per share equaled $1.33 for the three months ended September 30, 2008 compared to earnings of $0.40 for the same period in 2007.

Profitability as measured by the Company’s return on average assets (ROA) was (0.63%) and 1.49% for the nine months ended September 30, 2008 and 2007, respectively. ROA was impacted by the decrease in net income and by the increase in year to date average assets of $165.4 million or 21.8% from September 30, 2007 to September 30, 2008. The return on average equity (ROE) was 5.01%) and 10.58% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in ROE is the result of the decrease in net income and the growth in year to date average equity of $8.6 million or 8.0% from September 30, 2007 to September 30, 2008. For the quarter ended September 30, 2008, ROA was (3.66%) and ROE was (31.16%).

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits and short-term borrowings represent the major portion of interest- bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $25.8 million for the nine months ended September 30, 2008, an increase of $583.0 thousand or 2.3% over the $25.3 million for the nine months ended September 30, 2007. For the quarter ended September 30, 2008, net interest income was $9.3 million, an increase of $759.7 thousand or 8.9% over the comparable period in 2007.

Total interest and dividend income was $47.7 million for the nine months ended September 30, 2008, an increase of $1.8 million or 3.9% over the same period of 2007. Interest income on loans, including fees, increased $1.8 million or 4.1% to $47.1 million for the nine months ended September 30, 2008. For the quarter ended September 30, 2008, total interest and dividend income was $16.8 million and interest income on loans, including fees, was $16.6 million, an increase of 6.4% and 6.7%, respectively over the comparable period in 2007.

Interest expense of $21.9 million for the nine months ended September 30, 2008 represented a $1.2 million or 5.9% increase from the comparable period in 2007. Interest expense for the third quarter of 2008 was $7.5 million, up $251.7 thousand from the quarter ended September 30, 2007. The increase was primarily attributable to the substantial increase in the Company’s average interest bearing liabilities as a result of the $197.3 million increase in total deposits as of September 30, 2008 as compared to 2007. Average interest bearing liabilities increased $153.4 million or 25.8% from September 30, 2007 to September 30, 2008, while the overall rate paid on these liabilities decreased 74 basis points as a result of the declining interest rate environment.

The net interest margin, calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s effectiveness in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 3.93% during the first nine months of 2008, as compared to 4.65% for the same period in 2007. The compression of our margins can be attributed to the Federal Reserve lowering the Federal Funds rate 100 basis points in the last four months of 2007 and 225 basis points in the first nine months of 2008, along with the continued pressure on deposit pricing and the pricing of some deposit products, which lag the decrease in the prime rate, which has an immediate affect on variable loans. In addition, the competitiveness for deposits resulting from the reduction in liquidity throughout the financial markets has kept rates at a high level relative to loan rates. For the quarter ended September 30, 2008, the net interest margin was 3.95% compared to 4.54% for the third quarter in 2007.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. Due to continued economic uncertainties management elected to provide an additional $20 million to its allowance for loan losses in the third quarter of 2008. This unprecedented action was taken primarily in response to current market conditions and the current economic climate. At September 30, 2008, the Company had total allowance for loan losses of $30.1 million or 3.12% of total loans. As a result of the growth in the loan portfolio as well as the uncertainty in the economy, the slowdown in the housing market, declining real estate values, increased foreclosures, the turbulence in the financial sector and the current regulatory environment management has scrutinized the loan portfolio and have taken a proactive and conservative action in establishing the additional reserve. For the nine months ended September 30, 2008, the Company made provisions for loan losses of $21.3 million, an increase of 1,859.0% over the same period of 2007. Loan charge-offs for the nine months ended September 30, 2008 totaled $630.4 thousand and recoveries for the same period totaled $3.9 thousand. Net charge-offs as a percentage of year to date average loans outstanding was relatively low at 0.07% and 0.05% for the period ended September 30, 2008 and 2007, respectively.

Non-performing assets were $33.1 million or 3.24% of total assets at September 30, 2008 compared to $5.0 million or 0.62% of total assets at September 30, 2007. Non-performing loans increased $26.3 million in the first nine months of 2008 to $31.3 million. Non-performing loans at September 30, 2008 consist of sixty-eight (68) loans. $29.8 million or 95.2% of the total consists of fifty-one (51) loans which are secured by real estate. The remaining $1.5 million in non-performing loans represents seventeen (17) loans, with the majority making monthly payments and in most cases are secured with workout arrangements currently in place. As all non-performing loans are deemed impaired, management has individually reviewed the underlying collateral (less cost to sell) on each of these loans as part of its analysis of impaired loans. As a result of this comprehensive analysis, a $5.8 million specific reserve for loans losses was established for non-performing loans. Based on current collateral values, management believes the specific reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. Based on current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans however, management plans to work with our customers to get through these unprecedented economic conditions and to minimize any potential credit exposure. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize loss. Other real estate owned (“OREO”) is included in other assets and totaled $1.8 million and $717.4 thousand at September 30, 2008 and December 31, 2007, respectively. The balance at September 30, 2008 includes five residential properties. During the quarter ended September 30, 2008, two OREO properties were sold and resulted in a net loss of $40.4 thousand. All other real estate owned properties are being actively marketed. Management does not anticipate any material losses associated with these properties. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets. Individual action plans have been developed for each non-performing asset. Based on current expectations relative to portfolio characteristics and performance measures including loss projections, management considers the level of the allowance to be adequate.

Noninterest income for the nine months ended September 30, 2008 and 2007 equaled $3.7 million. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the nine months ended September 30, 2008 was $1.8 million as compared to $2.3 million for the same period in 2007, a net decrease of $581.2 thousand or 24.9%. Offsetting the reduction in subsidiary revenues for the nine months ended September 30, 2008 was a 37.2% and 23.8% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts for the nine months ended September 30, 2008 and 2007 were $929.5 thousand and $608.8 thousand, respectively, in non-sufficient funds (“NSF”) fees. Included in other service charges and fees for the nine months ended September 30, 2008 and 2007 were $310.0 thousand and $254.8 thousand, respectively in ATM fee income. The increases are the result of the expansion of our branch and ATM networks as well as the record increases in deposits and the corresponding number of deposit accounts. For the three months ended September 30, 2008, noninterest income was $1.3 million, up $6.8 thousand or 0.54% over the comparable period in 2007. Revenues generated by the Bank’s mortgage, title and investment subsidiaries for the three months ended September 30, 2008 was $533.0 thousand, down $214.7 thousand or 28.7% from the same period in 2007. Offsetting the reduction in subsidiary revenues for the three months ended September 30, 2008 was a 34.5% and 18.9% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts for the three months ended September 30, 2008 and 2007 were $357.7 thousand and $240.8 thousand, respectively, in NSF fees. Included in other service charges and fees for the three months ended September 30, 2008 and 2007 were $112.8 thousand and $97.1 thousand, respectively in ATM fee income.

Noninterest expense represents the overhead expenses of the Company. Costs associated with handling our substantial asset and liability growth, including the expansion of our branch network, resulted in increases to almost every component of noninterest expense. Noninterest expense for the nine months ended September 30, 2008 totaled $15.0 million, an increase of $26.0 thousand over the $14.9 million recorded during the comparable period in 2007. For the quarter ended September 30, 2008, noninterest expense was $4.5 million, down $718.9 thousand or 13.8% from the same period in 2007. The ratio of annualized noninterest expense to year to date average total assets was 2.16% and 2.63% for the nine months ended September 30, 2008 and 2007, respectively. The ratio of annualized noninterest expense to quarter to date average total assets was 1.81% and 2.63% for the three months ended September 30, 2008 and 2007, respectively.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 50.46% and 42.30% for the nine months and three months ended September 30, 2008, as compared to 51.33% and the 52.88% for the comparable periods in 2007.

Salaries and employee benefits, the largest component of noninterest expense, decreased by $815.7 thousand or 10.4% over the $7.9 million reported during the first nine months of 2007. For the quarter ended September 30, 2008, salaries and employee benefits decreased $974.6 thousand to $1.7 million as compared to $2.7 million for the quarter ended September 30, 2007. The quarter and year to date decreases in salaries and employee benefits was the result of a reversal of accrued expenses for the 2008 based incentive payments. Because the Company is not likely to reach several of its 2008 performance goals, the related incentive expense was adjusted accordingly. Occupancy expense increased $915.9 thousand for the nine months ended September 30, 2008 as compared to same period in 2007. For the quarter ended September 30, 2008, occupancy expense increased $284.7 thousand or 42.2% over the $674.3 thousand reported in the third quarter of 2007. This increase is primarily due to the addition of three new branch locations subsequent to September 30, 2007 and the improvements to several branch facilities, the cost of which qualified for capitalization. Other noninterest operating expenses, which includes a grouping of numerous transactions relating to normal banking operations, decreased $263.0 thousand for the nine months ended September 30, 2008, a 6.3% reduction over the comparable period for 2007. The decrease was comprised of an $834.2 thousand reduction in advertising and marketing expense, which was offset by increases of $131.6 thousand and $242.3 thousand in Bank Franchise taxes and FDIC insurance, respectively. For the three months ended September 30, 2008, other noninterest operating expenses decreased $111.4 thousand or 7.5% from the $1.5 million reported in the third quarter of 2007. The decrease was comprised of a $361.6 thousand reduction in advertising and marketing expense, which was offset by increases of $69.1 thousand and $90.8 thousand in Bank Franchise taxes and FDIC insurance, respectively.

Income tax expense (benefit) for the nine months ended September 30, 2008 and 2007 was ($2.3 million) and $4.6 million, respectively. For the three months ended September 30, 2008 and 2007, income tax expense (benefit) was ($4.8 million) and $1.5 million, respectively. The Company’s effective tax rate was 34.2% and 34.4% for the nine months and three months ended September 30, 2008, compared to 35.0% and 35.1% for the comparable periods in 2007.

Capital Resources

Total stockholders’ equity for the Company decreased $7.3 million, or 6.5%, to $106.1 million at September 30, 2008 compared to $113.4 million at December 31, 2007. Contributing to the overall decrease in total stockholders’ equity was our loss of $4.3 million for the first nine months of 2008 and the $2.1 million of common stock repurchased by the Company in June 2008.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At September 30, 2008, the Bank’s risk-adjusted capital ratios were 11.01% for Tier 1 and 12.29% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of September 30, 2008. Commonwealth Bankshares continues to hold an additional $20 million in available cash that can be invested into the Bank to even further bolster the Bank’s capital position.

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

Cash Dividends

In compliance with the Company’s dividend payout policy, on February 29, 2008, the Company paid a cash dividend of 8.0 cents per share, totaling $554.5 thousand. On May 30, 2008, the Company paid a cash dividend of 8.0 cents per share, totaling $555.4 thousand. On August 29, 2008, the Company paid a cash dividend of 8.0 cents per share, totaling $545.3 thousand. Total dividends of 24 cents per share paid during the nine months ended September 30, 2008 are up 20.0% from the 20 cents per share paid during the same period in 2007.

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

One technique the Company uses in managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At September 30, 2008, the Company’s one year “negative gap” (interest bearing liabilities maturing or re-pricing within the same period exceed interest earning assets maturing or re-pricing within the same period) was approximately ($75.5) million, or (7.41%) of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be negatively affected because the cost of the Company’s interest bearing liabilities is likely to rise more quickly than the yield on its interest earning assets. In periods of falling interest rates, the opposite effect on net interest income is likely to occur. At December 31, 2007, the Company’s one year “positive gap” was approximately $3.8 million, or 0.45% of total assets.

The following tables set forth the amount of interest earning assets and interest bearing liabilities outstanding at September 30, 2008 and December 31, 2007 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Long-term debt (advances from Federal Home Loan Bank of Atlanta) is included in the period in which they contractually mature. Each contains certain conversion options that may cause the advances to mature or convert prior to final maturity. The trust preferred capital notes are included in the period in which they may first be redeemed. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability. In making the gap computations, none of the assumptions sometimes made regarding prepayment rates and deposit decay rates have been used for any interest-earning assets or interest-bearing liabilities. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans.

Interest Rate Sensitivity Analysis

	September 30, 2008
(dollars in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$3,207	$1,639	$2,250	$91	$7,187
Equity securities, restricted, at cost	—	—	—	9,184	9,184
Loans	297,759	139,320	415,934	112,327	965,340
Interest bearing deposits in banks	374	—	—	—	374
Federal funds sold	256	—	—	—	256

Total	$301,596	$140,959	$418,184	$121,602	$982,341
Cumulative totals	301,596	442,555	860,739	982,341
Interest Bearing Liabilities:
Deposits:
Demand	$76,943	$—	$—	$—	$76,943
Savings	6,438	—	—	—	6,438
Time deposits, $100,000 and over	31,816	34,751	46,400	3,796	116,763
Other time deposits	99,925	194,394	200,399	7,719	502,437
Short-term borrowings	73,523	—	—	—	73,523
Long-term debt	296	—	5,000	50,000	55,296
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$288,941	$229,145	$272,418	$61,515	$852,019
Cumulative totals	288,941	518,086	790,504	852,019
Interest sensitivity gap	$12,655	$(88,186)	$145,766	$60,087	$130,322
Cumulative interest sensitivity gap	$12,655	$(75,531)	$70,235	$130,322
Cumulative interest sensitivity gap as a percentage of total assets	1.24%	-7.41%	6.89%	12.78%

Interest Rate Sensitivity Analysis

	December 31, 2007
(dollars in thousands)	Within 90 Days	91 Days to One Year	After One but Within Five Years	After Five Years	Total
Interest Earning Assets:
Investment securities	$1,037	$4,946	$832	$560	$7,375
Equity securities, restricted, at cost	—	—	—	8,759	8,759
Loans	372,712	46,073	276,920	93,093	788,798
Interest bearing deposits in banks	602	—	—	—	602
Federal funds sold	158	—	—	—	158

Total	$374,509	$51,019	$277,752	$102,412	$805,692
Cumulative totals	374,509	425,528	703,280	805,692

Interest Bearing Liabilities:
Deposits:
Demand	$77,750	$—	$—	$—	$77,750
Savings	6,304	—	—	—	6,304
Time deposits, $100,000 and over	31,650	50,393	34,047	—	116,090
Other time deposits	58,489	127,634	140,435	4,361	330,919
Short-term borrowings	69,228	—	—	—	69,228
Long-term debt	322	—	5,000	50,000	55,322
Trust preferred capital notes	—	—	20,619	—	20,619

Total	$243,743	$178,027	$200,101	$54,361	$676,232
Cumulative totals	243,743	421,770	621,871	676,232
Interest sensitivity gap	$130,766	$(127,008)	$77,651	$48,051	$129,460
Cumulative interest sensitivity gap	$130,766	$3,758	$81,409	$129,460
Cumulative interest sensitivity gap as a percentage of total assets	15.51%	0.45%	9.66%	15.35%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by PKF Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal proceedings

As of September 30, 2008, there were no legal proceedings against the Company.

Item 1A.	Risk factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered sales of equity securities and use of proceeds

We announced an open ended program in May 2007 by which management was authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During the first nine months of 2008, the Company repurchased 141,326 shares of its common stock at an average price of $14.53 per share in open market and privately negotiated transactions. There have been no transactions subsequent to those reported in our Form 10-Q for the quarter ended June 30, 2008.

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

Commonwealth Bankshares, Inc.
(Registrant)

Date:	November 10, 2008	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date:	November 10, 2008	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President
& Chief Financial Officer