Form 10-K
period 2008-12-31
COMMONWEALTH BANKSHARES INC
filed 2009-03-16
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

                                                                                                         (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008: $70,361,598 (In calculating the aggregate market value, the registrant used the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2008 which was $12.62 per share, voting and non-voting stock held by non-affiliates of the registrant at June 30, 2008 was 5,575,404 shares).

The number of shares of common stock outstanding as of February 26, 2009: Common Stock, $2.066 Par Value - 6,851,417 shares

Commonwealth Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2008

Part I

Item 1.	Business

The Company. The sole business of Commonwealth Bankshares, Inc. (the “Parent”) is to serve as a holding company for Bank of the Commonwealth (the “Bank”). The Parent was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, six branches in Virginia Beach, four branches in Chesapeake, two branches in Portsmouth, one branch in Suffolk, one branch in Powells Point, North Carolina, one branch in Waves, North Carolina, one branch in Moyock, North Carolina and one branch in Kitty Hawk, North Carolina. The Bank has five subsidiaries, all incorporated under the laws of the Commonwealth of Virginia: BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Commonwealth Financial Advisors, LLC, Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage and Commonwealth Property Associates, LLC.

The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as the “Company.”

The Company conducts mortgage funding services through its wholly owned subsidiary Bank of the Commonwealth Mortgage, brokerage and investment advisory services through its wholly owned subsidiary Commonwealth Financial Advisors, LLC, insurance activities through its wholly owned subsidiary BOC Insurance Agencies of Hampton Roads, Inc., title insurance services through its 91% owned subsidiary Executive Title Center and commercial leasing services through its 61% owned subsidiary Commonwealth Property Associates, LLC. The financial position and operating results of any one of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

The Parent also owns one non-operating subsidiary, Commonwealth Bankshares Capital Trust II that was formed in November 2005. The trust was formed for the purpose of issuing $20.0 million of trust preferred capital securities. The trust is an unconsolidated subsidiary of the Parent and its principal asset is $20.6 million of the Parent’s junior subordinated debt securities (referred to herein as “trust preferred capital notes,”) that is reported as a liability of the Parent.

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

Principal Market Area. The Bank concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth, Chesapeake and Suffolk, Virginia and Northeastern North Carolina. The Company’s present intention is to continue concentrating its banking activities in its current markets, which the Company believes are attractive areas in which to operate. We have mortgage offices in Richmond and Gloucester, Virginia. We also have a title insurance office in Suffolk, Virginia.

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

Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution affect competition for deposits and loans. The Bank competes by emphasizing customer service and technology; establishing long-term customer relationships; building customer loyalty; and providing products and services to address the specific needs of its customers. The Bank targets individual and small-to-medium sized business customers. No material part of the Bank’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Bank’s business.

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot foresee how federal regulation of financial institutions may change in the future. However, it is possible that current and future governmental regulatory and economic initiatives, such as the Emergency Economic Stabilization Act of 2008 enacted in October 2008, as amended by the American Recovery and Reinvestment Act of 2009, enacted February 17, 2009 (the “EESA”), could impact the competitive landscape in the Bank’s markets.

Employees

As of December 31, 2008, the Company had 209 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

Regulation and Supervision

The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations. It is also not clear at this time what impact the EESA or other initiatives of the U.S. Treasury and other bank regulatory agencies that have been announced, or any additional programs that may be initiated in the future, will have on the financial markets, the financial services industry, the Company or the Bank.

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

Capital Requirements. The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0 percent. At least one half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. At December 31, 2008, the total capital to risk-weighted asset ratio of the Company was 13.8 percent and the ratio of the Bank was 11.7 percent. At December 31, 2008, the Tier 1 capital to risk-weighted asset ratio was 12.5 percent for the Company and 10.4 percent for the Bank.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier 1 leverage ratio of 4.0 percent for banks and bank holding companies. At December 31, 2008, the Tier 1 leverage ratio was 12.0 percent for the Company and 10.0 percent for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

Bank of the Commonwealth

The Bank, as a member bank of the Federal Reserve System, is subject to regulation and examination by the Virginia State Corporation Commission and the Federal Reserve. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation (“FDIC”), which currently insures substantially all of the Bank’s deposits up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next without further notice and comment rulemaking, except that no single adjustment can exceed three basis points.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. For Risk Category 1 institutions that are small or do not have long-term debt issuer ratings, the FDIC proposed (i) to determine the initial base assessment rate using a combination of weighted-average CAMELS component ratings and the financial ratios method assessment rate (as defined), and (ii) to revise the uniform amount and the pricing multipliers. The FDIC also proposes to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to 2 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for non-Risk Category 1 institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates ranging from 12 to 14 basis points for Risk Category 1 institutions to 50 basis points for Risk Category IV institutions. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008. The FDIC also proposed effective April 1, 2009, initial base assessment rates of 10 to 14 basis points for Risk Category 1 institutions to 45 basis points for Risk Category IV institutions. After the effect of potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 8 to 21 basis points while Risk Category IV institutions would range from 43 to 77.5 basis points. A final rule has not yet been issued. The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The legislation did not change coverage for retirement accounts, which continues to be $250,000.

FDIC insurance expense totaled $408.5 thousand and $73.8 thousand in 2008 and 2007. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

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

Under the FDIRA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. The goal of the TLG Program is to reduce the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLG Program is industry funded and does not rely on the DIF to achieve its goals. The TLG Program consists of two components (i) a temporary guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009, which on February 10, 2009 the US Treasury, as part of the Financial Stability Plan, extended the TLG Program to October 31, 2009, and (ii) temporary full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Company elected to participate in both guarantee programs.

The FDIRA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of another FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to another FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, the Bank is the only insured depository institution controlled by the Company for this purpose. However, if the Company were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on 12 factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled compliance examination in February 2009, it received a CRA performance evaluation of “satisfactory”.

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2008, the Bank held $9.1 million of FHLB of Atlanta stock.

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

Prompt Correction Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically under capitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activates. As of December 31, 2008, the Bank was considered “well capitalized.”

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

Check Clearing for the 21st Century Act (“Check 21”). Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. The major provisions of Check 21 include: allowing check truncation without making it mandatory; demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law; legalizing substitutions for and replacements of paper checks without agreement from consumers; retaining in place the previously-mandated electronic collection and return of checks between financial institutions only when individual agreements are in place; requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred. This legislation has not significantly increased our capital spending.

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

Liquidity risk.

Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due, or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures.

Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

General business and economic conditions may significantly affect our earnings.

Our business and earnings are sensitive to general business and economic conditions. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in volatility, inflation or interest rates; natural disasters; or a combination of these or other factors.

Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. It is expected that the business environment will continue to deteriorate for the foreseeable future. There can be no assurance when these conditions will improve. The resulting economic pressure on consumers and lack of confidence in the financial market could adversely affect our business, financial condition and results of operations.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions, including government sponsored entities. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutions investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

The Company’s general financial performance, as well as the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates and in the United States as a whole. Declines in real estate values in the Company’s markets have adversely impacted results of operations. A continued decline in real estate values in the Company’s markets could have a further negative effect on results of operations, and a significant decline in real estate values would likely lead to increased delinquencies and credit quality issues in the Company’s loan portfolio. In addition, a prolonged economic downturn coupled with increased unemployment and decreased consumer spending could have a further negative effect on results of the Company’s operations through higher credit losses in the commercial loan, commercial real estate loan and commercial real estate construction loan portfolios.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) and, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act (the “ARRA”) in response to the current crisis in the financial sector. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA and the ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these legislations to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on our business, financial condition, results of operations, access to credit, or the value of our securities.

We may be adversely affected by economic conditions in our market area.

Our current market areas are the South Hampton Roads portion of Virginia, which includes the cities of Norfolk, Chesapeake, Virginia Beach, Portsmouth and Suffolk and the Northeastern portion of North Carolina, which includes the Outer Banks. In the event of an economic downturn in these markets, the lack of geographic diversification could adversely affect the banking business and, consequently, our results of operations and financial condition. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio, loan and deposit pricing and the performance of our mortgage banking and title insurance subsidiaries. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2008, we had approximately $640.9 million in loans to borrowers in the commercial real estate industry, representing approximately 62.5% of our total loans outstanding as of that date. The real estate consists primarily of hotel/motel, condo conversion/construction and other commercial properties. These types of loans are generally viewed as having more risk of default than residential loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 34.5% since December 31, 2007. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

The Company, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Regulation and Supervision” for more information about applicable banking laws and regulations.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC and the NASDAQ Stock Market (“NASDAQ”) that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the cost of completing our audit and maintaining our internal controls. As a result, we may experience greater compliance costs.

The Company’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to the Company.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Company and/or its competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The trading volume in the Company’s common stock is less than that of other financial services companies.

Although the Company’s common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in its common stock is less than that of other financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

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

1124 First Colonial Road, Virginia Beach, Virginia (owned)

2712 North Mall Drive, Virginia Beach, Virginia (leased)

1870 Kempsville Road, Virginia Beach, Virginia (leased)

5460 Wesleyan Drive, Virginia Beach, Virginia (leased)

2261 Upton Drive, Virginia Beach, Virginia (land leased, building owned)

221 Western Avenue, Suffolk, Virginia (leased)

8468 Caratoke Highway, Powells Point, North Carolina (leased)

26006 NC Highway 12, St. Waves Plaza Unit 1, Waves, North Carolina (leased)

562 Caratoke Highway, Moyock, North Carolina (leased)

3732 North Croatan Highway, Kitty Hawk, North Carolina (owned/leased)

Mortgage Lending Offices

1500 Forest Avenue, Suite 213, Richmond, Virginia (leased)

6558 Main Street, Suite 1, Gloucester, Virginia (leased)

3720 Virginia Beach Boulevard, Virginia Beach, Virginia (leased)

3732 North Croatan Highway, Kitty Hawk, North Carolina (owned/leased)

Title Offices

221 W. Bute Street, Norfolk, Virginia (leased)

2484 Pruden Boulevard, Suite B, Suffolk, Virginia (leased)

Investment Offices

The investment company’s offices are located within the banking offices.

All leases are under long-term non-cancelable operating lease agreements with renewal options, at total annual rentals of approximately $1.9 million as of December 31, 2008. See Item 13. Certain Relationships and Related Transactions, and Director Independence (Business Relationships and Transactions with Management) of this Form 10-K for more information on the Company’s related party leases.

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

No matters were submitted to the Company’s stockholders for a vote during the fourth quarter of 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol CWBS. Prior to January 2, 2008, the Company’s shares traded on the NASDAQ Global Market under the trading symbol CWBS. Set forth below is high and low trading information for the common stock and dividends declared for each quarter during 2008 and 2007.

Common Stock Performance

	Common Stock Prices				Dividends Declared
	2008		2007		2008	2007
	High	Low	High	Low
First Quarter	$19.50	$15.21	$25.00	$22.10	$0.0800	$0.0600
Second Quarter	$17.10	$12.62	$22.47	$20.50	$0.0800	$0.0600
Third Quarter	$14.99	$10.85	$21.75	$19.30	$0.0800	$0.0800
Fourth Quarter	$14.49	$6.75	$21.90	$15.76	$0.0800	$0.0800

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2008, in stock price appreciation and dividends for the Company’s common stock, the Standard & Poor’s 500 Stock Index (S & P 500) and the Keefe, Bruyette & Woods 50 Total Return Index (KBW 50). Returns assume an initial investment of $100 at the market close on December 31, 2003 and reinvestment of dividends. The KBW 50 is a published industry index providing a market capitalization weighted measure of the total return of 50 money center and major regional U.S. banking companies. Values as of each year end of the $100 initial investment are shown in the table and graph below.

Index	2003	2004	2005	2006	2007	2008
Commonwealth Bankshares, Inc.	$100	$99	$148	$165	$106	$48
S & P 500	100	111	116	135	142	90
KBW 50	100	110	111	133	104	54

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

The Company has used the net proceeds from the offerings for general corporate purposes, including the support of asset growth and increased lending limits of its bank subsidiary, Bank of the Commonwealth.

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

Holders of Record. The Company had 6,851,417 shares of common stock outstanding as of February 26, 2009, held by approximately 631 stockholders of record.

Dividend Reinvestment and Stock Purchase Plan. In April 1999, the Company’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Under this Plan, shares purchased from the Company with reinvested dividends are issued at a five percent (5.0%) discount from market value. The Plan also permits participants to make optional cash payments of up to $20.0 thousand per quarter for the purchase of additional shares of the Company’s common stock. These shares are issued at market value without incurring brokerage commissions. In addition, stockholders also have the option of having their cash dividends deposited directly into an account with Bank of the Commonwealth. Of the $2.2 million in dividends that were paid in 2008, $518.7 thousand were reinvested. In 2007, $1.9 million was paid in dividends with $517.3 thousand reinvested. In 2008, $225.8 thousand was invested through the optional cash payment plan compared to $241.1 thousand in 2007.

Dividend Information. The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank. Regulatory restrictions exist with respect to the Bank’s ability to pay dividends. See Note 15 to Consolidated Financial Statements included as Exhibit 99.1 of this report.

Purchases of Equity Securities by the Issuer

We announced an open ended program in May 2007 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During 2008, we repurchased a total of 141,326 shares of our common stock at an average price of $14.53 per share. In 2007, 15,400 shares of our common stock were repurchased at an average price of $21.06 per share. We did not repurchase any shares of common stock other than through this publicly announced plan. There have been no transactions subsequent to those reported in our Form 10-Q for the quarter ended September 30, 2008.

Item 6.	Selected Financial Data

Years Ended December 31,

(in thousands, except per share data)

	2008	2007	2006	2005	2004
Operating Results:
Interest and dividend income	$63,321	$62,083	$52,916	$34,289	$21,957
Interest expense	29,563	28,184	22,797	12,742	8,625

Net interest income	33,758	33,899	30,119	21,547	13,332
Provision for loan losses	23,972	1,645	2,690	2,740	1,695
Noninterest income	4,864	5,181	5,059	3,893	3,068
Noninterest expense	20,357	20,329	16,967	12,638	10,098

Income (loss) before income taxes and noncontrolling interest	(5,707)	17,106	15,521	10,062	4,607
Income tax expense (benefit)	(1,933)	5,927	5,405	3,419	1,506

Income before noncontrolling interest	(3,774)	11,179	10,116	6,643	3,101
Noncontrolling interest in subsidiaries	35	(12)	(24)	(9)	—

Net income (loss)	$(3,739)	$11,167	$10,092	$6,634	$3,101

Per Share Data**:
Basic earnings (loss)	$(0.54)	$1.62	$1.86	$1.54	$1.17
Diluted earnings (loss)	$(0.54)	$1.60	$1.70	$1.36	$0.96
Book value	$15.53	$16.40	$15.08	$12.73	$10.25
Cash dividends	$0.32	$0.28	$0.1991	$0.1736	$0.1653
Closing stock price	$7.17	$15.91	$25.00	$22.65	$15.58
Basic weighted average shares outstanding	6,881,871	6,886,621	5,440,303	4,310,914	2,640,117
Diluted weighted average shares outstanding	6,906,474	6,973,570	5,999,436	5,055,552	3,545,109
Shares outstanding at year-end	6,851,417	6,915,587	6,844,975	4,928,992	3,611,601

Year-End Balance:
Assets	$1,085,294	$843,138	$715,205	$549,454	$374,061
Federal funds sold	550	158	2,031	1,159	420
Loans *	1,023,068	786,987	669,541	508,903	315,755
Loans held for sale	—	—	—	—	31,107
Investment securities	7,053	7,375	7,676	8,924	6,945
Equity securities	10,959	8,759	7,185	5,327	3,618
Deposits	763,006	572,296	487,175	383,890	277,632
Stockholders’ equity	106,372	113,414	103,225	62,730	37,024

Average Balance:
Assets	$956,869	$773,756	$643,042	$455,833	$326,667
Federal funds sold	504	1,058	1,778	971	1,753
Loans *	894,823	724,468	603,133	417,106	264,815
Loans held for sale	—	—	—	11,747	33,255
Investment securities	7,402	7,298	8,525	6,026	8,995
Equity securities	9,527	7,893	6,599	4,625	2,256
Deposits	670,658	528,548	451,561	329,955	260,027
Stockholders’ equity	113,195	108,075	73,546	49,702	23,861

Ratios:
Return on average assets	-0.39%	1.44%	1.57%	1.46%	0.95%
Return on average stockholders’ equity	-3.30%	10.33%	13.72%	13.35%	13.00%
Dividend payout ratio ***	N/M	17.27%	10.31%	11.29%	14.08%
Year-end stockholders’ equity to total assets	9.80%	13.45%	14.43%	11.42%	9.90%
Loan loss allowance to year-end loans *	3.04%	1.20%	1.22%	1.09%	0.90%
Net interest margin (tax equivalent basis)	3.69%	4.57%	4.86%	4.90%	4.29%
Efficiency ratio (tax equivalent basis)	52.66%	51.96%	48.16%	49.57%	61.21%

*	Net of unearned income and loans held for sale.
**	All share and per share amounts have been restated for all periods presented to reflect the eleven-for-ten stock split distributed on June 30, 2006 and the eleven-for-ten stock split distributed on December 29, 2006.
***	N/M – not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This commentary provides an overview of the Company’s financial condition, changes in financial condition and results of operations for the years 2006 through 2008. This section of Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included as Exhibit 99.1 of this Form 10-K.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Volatility and disruption in national and international financial markets.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Company’s borrowers.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial holding companies and other financial service providers.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and the Bank must comply.

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•

The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events. In addition, while we have not experienced a major increase in loan losses during the current economic climate, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA or the actions taken by the U.S. Treasury thereunder will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive landscape.

Recent Market Developments

The condition of the residential real estate marketplace and the U.S. economy in 2007 and 2008 has had a significant impact on the financial services industry as a whole, and specifically on the financial results of the Company. Beginning with a pronounced downturn in the residential real estate market in early 2007 that was led by problems in the sub-prime mortgage market, the deterioration of residential real estate values and higher delinquencies and charge-offs of loans continued throughout 2008. The drop in real estate values negatively impacted residential real estate builder and developer businesses. The stress consumers experienced from depreciating home prices, rising unemployment, underemployment and tighter credit conditions resulted in a higher level of bankruptcy filings during the year. With the U.S. economy in recession in 2008, financial institutions were facing higher credit losses from distressed real estate values and borrower defaults, resulting in reduced capital levels. In addition, investment securities backed by residential and commercial real estate were reflecting substantial unrealized losses due to a lack of liquidity in the financial markets and anticipated credit losses. Some financial institutions were forced into liquidation or were merged with stronger institutions as losses increased and the amounts of available funding and capital levels lessened. The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”), two government-sponsored entities, were placed in conservatorship in September 2008 by the U.S. Government. The Federal Reserve also lowered its federal funds target rate six times during 2008, from 4.25% at the beginning of the year to a range of 0% - .25% at December 31, 2008.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the EESA was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On November 14, 2008, the Company applied for the maximum funds available through the TARP Capital Purchase Program which was approximately $28.0 million or three percent of our risk-weighted assets. If the Company is approved, the Board will consider the benefits of participating and will decide if we should pursue the transaction and participate.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the TLG Program. The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. The goal of the TLG Program is to reduce the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLG Program is industry funded and does not rely on the DIF to achieve its goals. The TLG Program consists of two components (i) a temporary guarantee, through the earlier of maturity or June 30, 2012, of certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009, which on February 10, 2009 the US Treasury, as part of the Financial Stability Plan, extended the TLG Program to October 31, 2009, and (ii) temporary full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, the Company elected to participate in both guarantee programs.

Results of Operations and Financial Condition

Commonwealth Bankshares, Inc. and Subsidiaries

Overview

Management views 2008 as one of the most challenging periods in our 38 year history. The historical challenges facing the financial markets today are like none we have ever seen before. While we are not immune to the historic challenges facing the financial markets, we remain a well capitalized and sound company. 2008 has brought uncertainty in the economy with the current recession, a slowdown in the housing market, declining real estate values, increased foreclosures and severe turbulence in the financial sector. We are seeing unparalleled events in the current economy and believe there are good reasons to take precautionary and extraordinary actions now. Based on this we have taken a proactive and conservative approach by increasing our provision for loan losses to provide an additional level of reserve for loan losses that could be anticipated in a recessionary environment. For the year ended December 31, 2008 the provision for loan losses was $24.0 million, an increase of $22.3 million over the comparable period in 2007. This unprecedented action was taken in direct response to current market conditions and the deteriorating economic environment. Asset quality remains a top priority for our Company and we will maintain our underwriting standards which have always been very stringent. We are committed to working with our customers and will continue to do so during this downturn in the market.

Although the Company’s financial results have been heavily impacted by the economic decline into a recessionary environment during 2008, we have accomplished a great deal. During the third quarter of 2008, the Company reached a significant milestone with total assets surpassing $1.0 billion. Total assets were $1.1 billion at December 31, 2008, an increase of 28.7% or $242.2 million from December 31, 2007. Loans reached a record $1.0 billion while total deposits grew 33.3% to end the year at a record $763.0 million. In addition, we completed the successful execution of our branch expansion strategy by building a franchise and infrastructure that will enhance the investment in our future and that can deliver long-term profitability and value for our shareholders. In 2008, we opened our third branch in North Carolina at 562 Caratoke Highway in Moyock, our sixth branch in Virginia Beach, Virginia in the Redmill section at 2261 Upton Drive, our first branch in Suffolk, Virginia at 221 Western Avenue and our fourth branch in North Carolina at 3732 North Croatan Highway in Kitty Hawk. Over the past three years, we have made a substantial investment in our future. The Company presently has no further plans for branch expansion. During 2009, management will concentrate its efforts on increasing the profitability of these branches by increasing our core deposits and thereby reducing our reliance on other borrowings. The anticipated growth in these core deposits provides a low cost and stable source of funding. Also in 2009, management will concentrate efforts on reducing non-performing assets, monitoring the loan portfolio, maintaining existing relationships, seeking opportunities that will enhance profitability and tempering overall growth. Our strong capital position and solid foundation will be a pillar of strength as we manage through this unprecedented economic climate.

In February 2007, we moved to our permanent branch in the Ocean View section of Norfolk, Virginia, at 1901 E. Ocean View Avenue, as well as our second branch in Portsmouth, Virginia at 1020 London Boulevard. In March 2007, we opened our first branch in North Carolina on Caratoke Highway in Powells Point. In May 2007, we opened our third branch in Chesapeake, Virginia at 2600 Taylor Road, across from the Chesapeake Square Mall. In July 2007, we opened our second branch in North Carolina in the St. Waves Plaza Shopping Center in Waves, North Carolina and our fourth branch in Chesapeake, Virginia at 1304 Greenbrier Parkway. In November 2007, we opened our fifth office in Virginia Beach, Virginia at 5460 Wesleyan Drive. Our second title office opened in May 2007 at 2484 Pruden Boulevard in Suffolk, Virginia.

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

For the year ended December 31, 2008, the Company reported a loss of $3.7 million, representing a decrease of 133.5% from the record earnings of $11.2 million reported for the comparable period in 2007. Net income in 2007 represented a 10.7% increase from the $10.1 million reported for the year ended December 31, 2006. On a per share basis, diluted earnings per share decreased 133.8% to a loss of $0.54 for the year ended December 31, 2008. Diluted earnings per share were $1.60 for the year ended December 31, 2007 down 5.9% from $1.70 for 2006. Book value per share for 2008, 2007 and 2006 was $15.53, $16.40 and $15.08, respectively. Per share results reflect the issuance of 1,163,461 shares of capital stock sold in the private placement in October 2006. Based on the Company’s strong capital and solid foundation, management increased its dividends paid to its shareholders. In 2008, total dividends paid to its shareholders equaled $0.32 per share up 14.3% from $0.28 per share paid in 2007. Dividends paid in 2007 were up 40.6% from the $0.1991 per share paid in 2006.

The Company’s key performance measures are down in comparison to prior years as a result of the current economic conditions, but the Company believes they are not reflective of our Company’s solid foundation and are down primarily due to the significant increase in the provision for loan losses. Return on average assets equaled (0.39%) in 2008 compared with 1.44% in 2007 and 1.57% in 2006. Return on average equity equaled (3.30%) in 2008 compared with 10.33% in 2007 and 13.72% in 2006. The Company exceeded its goal for asset growth during 2008. As previously mentioned, total assets at December 31, 2008 reached a new high of $1.1 billion, up 28.7% or $242.2 million from $843.1 million at December 31, 2007. Total assets during 2007 grew $127.9 million or 17.9% from $715.2 million at December 31, 2006. Total loans, the Company’s largest and most profitable asset, ended the year at a record $1.0 billion, up $236.1 million or 30.0% from December 31, 2007. During 2007, total loans increased $117.4 million or 17.5% from the $669.5 million at December 31, 2006.

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

Net interest income, on a taxable equivalent basis, for 2008 decreased 0.4% or $148.6 thousand to $33.8 million. Net interest income for 2007 of $33.9 million increased 12.5% or $3.7 million over 2006. The decrease in net interest income for 2008 was primarily attributable to the strong growth in average interest earning assets, which was offset by the rapidly declining interest rate environment. The increase in net interest income for 2007 was primarily attributable to the strong growth in average interest earning assets.

Average interest earning assets increased $172.7 million in 2008, $120.7 million in 2007 and $180.2 million in 2006. Average loans (excluding loans held for sale), a higher interest earning asset, accounted for 97.8% of average interest earning assets in 2008, 97.6% in 2007 and 97.1% in 2006. Due to the low interest rate environment, the presence in new markets as a result of our branch expansions and the efforts of our experienced loan officers, average loans increased $170.4 million in 2008, $121.3 million in 2007 and $186.0 million in 2006. Average investment securities, a lower yielding asset, increased by $103.5 thousand in 2008, after decreasing by $1.2 million in 2007 and increasing by $2.5 million in 2006.

The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve. During 2006, the Federal Reserve increased the federal funds rate 4 times or 100 basis points up to 5.25%. Between the third quarter of 2007 and December 31, 2008, the Federal Reserve decreased the federal funds rate by 500 basis points and have established a target range of 0.0% - 0.25% for the federal funds rate.

As of December 31, 2008, the net interest margin was 3.69% compared to 4.57% recorded in 2007 and 4.86% in 2006. As a result of the rapidly declining interest rate which offset the strong growth in average loans, the yield on our interest earning assets decreased 144 basis points to 6.93% for the year ended December 31, 2008. The average rate paid on our interest bearing liabilities decreased 85 basis points in 2008. Contributing to the compression of our margins was the decrease in interest rates, along with the continued pressure on deposit pricing and the pricing of some deposit products which lag the decrease in the prime rate, which has an immediate affect on variable loans. In addition, the competiveness for deposits resulting from the reduction in liquidity throughout the financial markets has kept rates at a high level relative to loan rates. A shift in the mix of funding sources was also a factor in the decline in the net interest margin. Time deposits, a higher cost funding source, made up 69.5% of the total interest bearing liabilities in 2008 compared to 63.9% in the comparable period in 2007.

As of December 31, 2007, the net interest margin of 4.57% represented a decrease of 29 basis points over the net interest margin of 4.86% recorded in 2006. As a result of the strong growth in average loans and decreased interest rates, the yield on our interest earning assets decreased 15 basis points to 8.37% for the year ended December 31, 2007. The average rate paid on our interest bearing liabilities increased 20 basis points in 2007. Contributing to the increase was the strong competition for local deposits, which lead to increased rates on deposits accounts.

As of December 31, 2008, approximately 18.3% of the loan portfolio consisted of variable rate loans which can be repriced with prime within one year, down from 46.6% as of December 31, 2007. In a rising interest rate environment 18.3% of the variable loans will reprice, having a positive impact on interest income.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

	Years Ended December 31,
	2008			2007			2006
(dollars in thousands)	Average Balance(1)	Interest	Average Yield/Rate(2)	Average Balance(1)	Interest	Average Yield/Rate(2)	Average Balance(1)	Interest	Average Yield/Rate(2)
Assets
Interest earning assets:
Loans (3)(4)	$894,823	$62,539	6.99%	$724,468	$61,151	8.44%	$603,133	$51,998	8.62%
Loans held for sale	—	—	—	—	—	—	—	—	—
Investment securities (3)	7,402	367	4.96%	7,298	378	5.18%	8,525	431	5.06%
Equity securities	9,527	390	4.09%	7,893	472	5.98%	6,599	383	5.80%
Federal funds sold	504	9	1.76%	1,058	55	5.24%	1,778	87	4.90%
Interest bearing deposits in banks	300	7	2.32%	578	31	5.32%	546	28	5.13%
FRB reserve balance	1,430	3	0.20%	—	—	—	—	—	—
Statutory trust	619	39	6.39%	619	39	6.33%	619	39	6.39%
Other investments	213	6	2.73%	168	3	1.61%	168	4	2.31%

Total interest earning assets	914,818	63,360	6.93%	742,082	62,129	8.37%	621,368	52,970	8.52%
Noninterest earning assets:
Cash and due from banks	5,932			9,031			8,047
Premises and equipment, net	33,129			18,808			9,832
Other assets	18,068			12,571			10,559
Less: allowance for loan losses	(15,078)			(8,736)			(6,764)

Total assets	$956,869			$773,756			$643,042

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$71,924	$990	1.38%	$86,483	$2,417	2.79%	$69,919	$1,623	2.32%
Savings deposits	6,460	37	0.58%	6,782	41	0.60%	7,813	49	0.63%
Time deposits	544,801	23,138	4.25%	389,658	19,151	4.91%	327,438	15,071	4.60%
Federal funds purchased	644	14	2.21%	—	—	—	—	—	—
Short-term borrowings	84,161	1,916	2.28%	78,496	4,136	5.27%	80,985	4,286	5.29%
Long-term debt	55,296	2,151	3.89%	27,678	1,133	4.09%	5,350	217	4.05%
Junior subordinated debt securities	—	—	—	—	—	—	3,255	233	7.16%
Trust preferred capital notes	20,619	1,317	6.39%	20,619	1,306	6.33%	20,619	1,317	6.39%

Total interest bearing liabilities	783,905	29,563	3.77%	609,716	28,184	4.62%	515,379	22,796	4.42%
Noninterest bearing liabilities:
Demand deposits	47,474			45,625			46,391
Other	12,295			10,340			7,726

Total liabilities	843,674			665,681			569,496
Stockholders’ equity	113,195			108,075			73,546

Total liabilities and stockholders’ equity	$956,869			$773,756			$643,042

Net interest income (tax equivalent basis)		$33,797			$33,945			$30,174

Net interest margin (5) (tax equivalent basis)			3.69%			4.57%			4.86%
Average interest spread (6) (tax equivalent basis)			3.16%			3.75%			4.10%

(1)	Average balances are computed on daily balances and management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was $15 thousand, $21 thousand and $21 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. The tax equivalent adjustment to investment securities was $23 thousand, $25 thousand and $33 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis. Loans are net of unearned income.
(5)	Net interest margin is net interest income, expressed as a percentage of average interest earning assets.
(6)	Interest spread is the average yield earned on interest earning assets, less the average rate incurred on interest bearing liabilities.

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

	Year Ended December 31, 2008 compared to Year Ended December 31, 2007			Year Ended December 31, 2007 compared to Year Ended December 31, 2006			Year Ended December 31, 2006 compared to Year Ended December 31, 2005
	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)
(in thousands)	Volume	Rate		Volume	Rate		Volume	Rate
Interest Income:
Loans	$5,169	$(3,781)	$1,388	$10,216	$(1,063)	$9,153	$15,840	$2,989	$18,829
Loans held for sale	—	—	—	—	—	—	(300)	(299)	(599)
Investment securities	6	(17)	(11)	(64)	11	(53)	125	23	148
Equity securities	157	(239)	(82)	77	12	89	104	70	174
FRB reserve balance	—	3	3	—	—	—	—	—	—
Federal funds sold	(20)	(26)	(46)	(38)	6	(32)	36	17	53
Interest bearing deposits in banks	(11)	(13)	(24)	2	1	3	3	9	12
Statutory trust	—	—	—	—	—	—	36	—	36
Other investments	1	2	3	—	(1)	(1)	(2)	(23)	(25)

	5,302	(4,071)	1,231	10,193	(1,034)	9,159	15,842	2,786	18,628

Interest Expense:
Interest bearing demand deposits	(355)	(1,072)	(1,427)	427	367	794	273	682	955
Savings deposits	(2)	(2)	(4)	(6)	(2)	(8)	(161)	160	(1)
Time deposits	6,052	(2,065)	3,987	3,007	1,073	4,080	4,418	1,472	5,890
Federal funds purchased	—	14	14	—	—	—	—	—	—
Short-term borrowings	323	(2,543)	(2,220)	(131)	(19)	(150)	1,007	1,168	2,175
Long-term debt	1,071	(53)	1,018	914	2	916	(1)	2	1
Junior subordinated debt securities	—	—	—	(117)	(116)	(233)	(138)	(37)	(175)
Trust preferred capital notes	—	11	11	—	(11)	(11)	1,201	8	1,209

	7,089	(5,710)	1,379	4,094	1,294	5,388	6,599	3,455	10,054

Increase (decrease) in net interest income	$(1,787)	$1,639	$(148)	$6,099	$(2,328)	$3,771	$9,243	$(669)	$8,574

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

Provision and Allowance for Loan Losses

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), the economic environment and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through an ongoing credit review process and a monthly review of impaired loans by management and the Board, the Company constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. This analysis includes three basic elements; a general allowance, specific allowances for identified problem loans and an unallocated allowance representing estimations done pursuant to either Standard of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Such qualitative factors management considers are the known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, an analysis of the levels and trends of delinquencies, level of concentrations and growth within the portfolio, and the level and trend of interest rates and the condition of the national and local economies. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Management’s evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged-off, net of recoveries. The following table presents the Company’s loan loss experience for the past five years:

Table 3: Summary of Loan Loss Experience

	Years Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Allowance at beginning of period	$9,424	$8,144	$5,523	$2,839	$2,503

Provision for loan losses	23,972	1,645	2,690	2,740	1,695

Charge-offs:
Construction and development	—	—	—	—	—
Commercial	1,090	363	39	71	1,224
Commercial mortgage	376	—	21	—	117
Residential mortgage	711	—	2	2	—
Installment loans to individuals	106	20	23	8	26
Other	—	—	—	—	—

Total loans charged-off	2,283	383	85	81	1,367

Recoveries:
Construction and development	—	—	—	—	—
Commercial	5	2	—	—	—
Commercial mortgage	—	6	14	—	—
Residential mortgage	—	—	—	24	—
Installment loans to individuals	2	10	2	1	8
Other	—	—	—	—	—

Total recoveries	7	18	16	25	8

Net charge-offs	2,276	365	69	56	1,359

Allowance at end of period	$31,120	$9,424	$8,144	$5,523	$2,839

Year end loans *	$1,023,068	$786,987	$669,541	$508,903	$315,755

Ratio of allowance to year end loans	3.04%	1.20%	1.22%	1.09%	0.90%

Average loans outstanding *	$894,823	$724,468	$603,133	$417,106	$264,815

Ratio of net charge-offs to average loans outstanding	0.25%	0.05%	0.01%	0.01%	0.51%

*	Net of unearned income and loans held for sale.

The housing downturn and the financial market disruptions that began in the second half of 2007 have continued to affect the economy and the financial services sector in 2008. The housing downturn and the broader economic slowdown accelerated during the second half of 2008 and negatively impacted the credit quality of both our consumer and commercial portfolios. The depth and breadth of the downturn as well as the resulting impacts on the credit quality of our portfolios remain unclear. However, we expect continued market turbulence and economic uncertainty to continue well into 2009. This uncertainty could potentially lead to additional provisions for loan losses in future periods.

As a result of the historical challenges facing the financial markets today, the Company made provisions for loan losses of $24.0 million in 2008 compared to $1.6 million in 2007, $2.7 million in 2006 and 2005 and $1.7 million in 2004. Net charge-offs in 2008 were $2.3 million compared to $365.6 thousand in 2007, $68.8 thousand in 2006, $56.2 thousand in 2005 and $1.4 million in 2004. This represents 0.25% of average loans outstanding in 2008, 0.05% in 2007, 0.01% in 2006 and 2005 and 0.51% in 2004. The contribution to the provision and the related increase in the allowance in 2008 was made in response to current market conditions, the current economic climate and the overall growth in total loans of 30.0%. The contribution to the provision and the related increase in the allowance for 2007, 2006, 2005 and 2004 was due to the overall growth in total loans of 17.5%, 31.6%, 61.2% and 37.3%, respectively. Although the Company experienced an increase in charge-offs in 2008 from 2007, historical losses remain low. The Company has only charged off $5.8 million in loans or 0.15% of average loans outstanding over the past 37 years.

The allowance for loan losses at December 31, 2008 was $31.1 million, compared with $9.4 million at December 31, 2007, $8.1 million at December 31, 2006, $5.5 million at December 31, 2005 and $2.8 million at December 31, 2004. This represented 3.04% of year-end loans at December 31, 2008 compared with 1.20% of year-end loans at December 31, 2007, 1.22% of year-end loans at December 31, 2006, 1.09% of year-end loans at December 31, 2005 and 0.90% of year-end loans at December 31, 2004. Based on current expectations relative to portfolio characteristics and management’s comprehensive allowance analysis, management considers the level of the allowance to be adequate as of December 31, 2008.

The following table shows the allocation of allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loan.

Table 4: Allocation of Allowance for Loan Losses

	December 31,
(in thousands)	2008	2007	2006	2005	2004
Construction and development	$10,498	$2,166	$1,694	$1,012	$150
Commercial	12,645	962	1,090	549	400
Commercial mortgage	5,684	4,385	3,733	2,832	1,659
Residential mortgage	2,152	1,405	1,000	867	379
Installment loans to individuals	115	164	161	124	96
Other	22	10	12	5	6
Unallocated	4	332	454	134	149

Total allowance for loan losses	$31,120	$9,424	$8,144	$5,523	$2,839

Non-Performing Assets

Non-performing assets consist of loans accounted for on a non-accrual basis (as judgmentally determined by management based upon anticipated realization of interest income), loans which are contractually past due 90 days and other real estate owned. It is management’s practice to cease accruing interest on loans when payments are 90 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

The following table presents information concerning non-performing assets for the periods indicated.

Table 5: Non-Performing Assets

	December 31,
(in thousands)	2008	2007	2006	2005	2004
Non-accrual loans:
Construction and development	$32,369	$—	$—	$—	$—
Commercial	1,797	256	884	110	437
Commercial mortgage	3,192	130	1,310	—	—
Residential mortgage	6,942	1,946	—	—	1
Installment loans to individuals	176	55	29	10	13
Other	—	—	—	—	—

	44,476	2,387	2,223	120	451
Loans contractually past-due 90 days or more:
Construction and development	1,056	437	—	—	—
Commercial	368	588	—	—	—
Commercial mortgage	1,465	—	—	—	—
Residential mortgage	258	1,520	—	—	—
Installment loans to individuals	17	32	—	1	8
Other	3	1	4	61	8

	3,167	2,578	4	62	16

Total non-performing loans	47,643	4,965	2,227	182	467

Other real estate owned	4,314	717	—	—	—

Total non-performing assets	$51,957	$5,682	$2,227	$182	$467

Non-performing assets were $52.0 million or 4.79% of total assets at December 31, 2008 compared to $5.7 million or 0.67% at December 31, 2007. Non-performing loans increased $42.7 million during the twelve months ended December 31, 2008 to $47.7 million. Non-performing loans at December 31, 2008 consist of ninety-nine (99) loans. The increase was reflective of the impact of the weak housing market and slowing economy. $45.3 million or 95.0% of total non-performing loans consist of seventy (70) loans which are secured by real estate, of which $33.4 million are construction and development loans. Included in the category of construction and development are condominium projects totaling $18.6 million and residential lot loans of $8.8 million. The Company has developed a Loan Impairment Committee to monitor non-performing assets, past due loans, identify potential problem credits and develop action plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee has individually reviewed the underlying collateral value (less cost to sell) on each of these loans as a part of its analysis of impaired loans. As a result of this comprehensive analysis, $21.4 million in specific reserves for loan losses has been established for non-performing loans. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. Based on current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans however, management plans to work with our customers to get through these unprecedented economic times and to minimize any potential credit exposure. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses.

Non-accrual loans at December 31, 2008 totaled $44.5 million compared to $2.4 million at December 31, 2007. If all non-accrual loans had been performing fully, these loans would have contributed an additional $2.1 million to interest income in 2008, $141.1 thousand in 2007, $58.5 thousand in 2006, $24.8 thousand in 2005 and $83.8 thousand in 2004.

Other real estate owned at December 31, 2008 was $4.3 million, compared to $717.4 thousand at December 31, 2007, none at 2006, 2005 and 2004. The balance at December 31, 2008 was comprised of nine (9) properties of which eight (8) were residential. All properties are being actively marketed and management does not anticipate any material losses associated with these properties. During the twelve months ended December 31, 2008, there were three (3) OREO properties sold resulting in a net loss of $97.6 thousand. For the year ended December 31, 2008, the Company recorded a loss of $4.8 thousand due to a valuation adjustment on one OREO (other real estate owned) property in its consolidated statement of operations. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets.

USES OF FUNDS

Total average earning assets at December 31, 2008 increased 23.3% from year end 2007 compared with 2007’s increase of 19.4% from year end 2006’s increase of 40.8%. The increase in average earning assets over the last three years has been primarily attributable to the increase in the loan portfolio which has increased from $671.3 million in 2006 to $1.0 billion in 2008.

Loan Portfolio

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of December 31, 2008, total gross loans (excluding unearned income), grew to $1.0 billion, a $236.9 million or a 30.0% increase from $788.8 million at year end 2007. This is a continuation of the growth experienced from year end 2006 to year end 2007 of $117.5 million or 17.5% and from year end 2005 to year end 2006 of $160.5 million or 31.4%. The growth experienced during the past three years was achieved not only by the high loan demand generated by the low interest rate environment, the presence in new markets as a result of our branch expansion, but also by the efforts of the Company’s officers to develop new loan relationships combined with the support of existing customers. During 2006, the Company raised $27.5 million in additional capital allowing us to continue our strong growth momentum and allowing us to better serve our customers by increasing our legal lending limit to over $17.7 million as of December 31, 2008.

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

We continue to refine our credit standards to meet the changing economic environment. We have adjusted our underwriting criteria, increased the frequency of portfolio monitoring in certain high risk segments of the portfolio, increased our efforts in managing the credit exposure when we begin to see signs of deterioration, as well as enhanced our collection strategies in an attempt to mitigate losses. Senior level management is devoted to the management and/or collection of certain non-performing assets as well as certain performing loans. Furthermore, the Company has reallocated resources and staff to accomplish the aforementioned initiatives.

The table below classifies gross loans by major category and percentage distribution of gross loans at December 31 for each of the past five years.

Table 6: Loans By Classification

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Construction and development	$294,649	28.73%	$222,972	28.27%	$178,805	26.64%	$103,091	20.18%	$20,912	6.59%
Commercial	79,466	7.75%	71,172	9.02%	57,092	8.50%	51,896	10.16%	45,422	14.32%
Commercial mortgage	470,268	45.85%	361,659	45.85%	323,729	48.22%	257,204	50.35%	187,935	59.24%
Residential mortgage	168,056	16.38%	118,180	14.98%	97,395	14.51%	86,353	16.91%	51,320	16.18%
Installment loans to individuals	12,665	1.23%	13,782	1.75%	13,027	1.94%	11,597	2.27%	10,575	3.34%
Other	627	0.06%	1,033	0.13%	1,267	0.19%	659	0.13%	1,057	0.33%

Total gross loans	1,025,731	100.00%	788,798	100.00%	671,315	100.00%	510,800	100.00%	317,221	100.00%

Loans held for sale	—		—		—		—		31,107

Total	$1,025,731		$788,798		$671,315		$510,800		$348,328

Construction and development loans increased $71.7 million to $294.7 million in 2008 compared to an increase of $44.2 million to $223.0 million in 2007 and a $75.7 million increase to $178.8 million in 2006. The Company makes loans primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Company also makes construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that present other business opportunities for the Company.

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

Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity or five year rate call) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. Total commercial loans increased 27.0% to $549.7 million in 2008 compared with an increase of 13.7% to $432.8 million in 2007 and an increase of 23.2% to $380.8 million in 2006. Virtually all of the Company’s commercial real estate mortgage and construction loans relate to property in our market areas of Hampton Roads and Northeastern North Carolina which includes the cities of Norfolk, Virginia Beach, Chesapeake, Portsmouth and Suffolk, Virginia and the Outer Banks of North Carolina. As such, they are subject to risks relating to the general economic conditions in those markets, and the market for real estate in particular. These regions experienced solid economic activity during 2006. Beginning the second half of 2007 and continuing into 2008, the economy in general declined into a recession. Although our local economy has not experienced the same dramatic decline seen in other regions in the U.S., our region experienced a significant downturn in real estate values. In response to the downturn, the Company has strengthened our underwriting practices and has become selective in seeking new loans and relationships.

Residential mortgage loans increased $49.9 million or 42.2% in 2008, compared to an increase of $20.8 million or 21.3% in 2007, and an increase of $11.0 million or 12.8% to $97.4 million in 2006. The Company’s one-to-four family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan.

Consumer installment loans decreased $1.1 million or 8.1% in 2008, representing 1.2% of total gross loans at December 31, 2008. Consumer installment loans represented 1.8% and 1.9% of total gross loans as of December 31, 2007 and 2006, respectively.

As of December 31, 2008, 2007, 2006 and 2005, the Company did not have any loans held for sale. Included in total loans as of December 31, 2004 were $31.1 million in loans classified as held for sale. These loans were pre-committed for sale prior to funding and were secured by first deeds of trust on residential one-to-four family dwellings.

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

The following table shows the maturity or period of re-pricing of gross loans outstanding as of December 31, 2008. Demand loans, as well as loans having no stated schedule of repayments and no stated maturity are reported as due within one year. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due. Since the majority of the Company’s loan portfolio is short-term, the Company can re-price its portfolio more frequently to minimize long-term interest rate fluctuations and maintain a steady interest margin.

Table 7: Loan Maturities and Re-Pricing Schedule

	December 31, 2008
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Variable Rate:
Construction and development	$174,109	$43,643	$3,966	$221,718
Commercial	26,865	10,367	477	37,709
Commercial mortgage	115,802	232,857	56,081	404,740
Residential mortgage	54,853	48,515	1,677	105,045
Installment and other loans	4,275	943	—	5,218

Total variable rate	$375,904	$336,325	$62,201	$774,430

Fixed Rate:
Construction and development	$28,594	$40,781	$3,558	$72,933
Commercial	11,026	12,580	18,150	41,756
Commercial mortgage	11,289	32,152	22,089	65,530
Residential mortgage	16,487	29,576	16,944	63,007
Installment and other loans	1,350	3,762	2,963	8,075

Total fixed rate	$68,746	$118,851	$63,704	$251,301

Total	$444,650	$455,176	$125,905	$1,025,731

Investments

The investment portfolio plays a role in the management of interest rate sensitivity of the Company and generates interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The table below presents information pertaining to the composition of the securities portfolio. At year end 2008, 2007 and 2006, investment securities totaled $7.1 million, $7.4 million and $7.7 million, respectively.

Table 8: Composition of Investments

	December 31,
(in thousands)	2008	2007	2006
Securities available for sale (1):
U. S. Government and agency securities	$5,561	$5,539	$5,495
Mortgage-backed securities	521	624	786
State and municipal securities	779	780	925

	6,861	6,943	7,206

Securities held to maturity (2):
Mortgage-backed securities	191	241	289
State and municipal securities	—	191	181

	191	432	470

Total investment securities	$7,052	$7,375	$7,676

(1)	Carried at fair value.
(2)	Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.

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

Management views the portfolio as diversified among several market sectors as summarized below:

Sector	%
Municipals	11.1%
Fixed Agency	78.7%
Floating MBS	6.0%
Floating CMO	3.2%
Fixed MBS	0.8%
Fixed CMO	0.2%

100.0%

The following table presents information on the maturities and weighted average yields of the Company’s investment securities at December 31, 2008. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.

Table 9: Investment Maturities and Yields

	December 31, 2008
	Held to Maturity			Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
U.S. Government and agency:
Within one year	$—	$—	—	$3,502	$3,539	3.87%
After one year to five years	—	—	—	1,998	2,022	4.13%
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	—	—	—	5,500	5,561	3.96%

Mortgage-backed:
Within one year	2	2	2.22%	13	14	7.11%
After one year to five years	155	155	5.56%	273	266	4.81%
After five years through ten years	34	33	5.08%	239	238	2.81%
After ten years	—	—	—	3	3	4.99%

Total	191	190	5.43%	528	521	3.96%

State and municipal:
Within one year	—	—	—	350	353	4.58%
After one year to five years	—	—	—	174	176	4.60%
After five years through ten years	—	—	—	250	250	4.55%
After ten years	—	—	—	—	—	—

Total	—	—	—	774	779	4.57%

Total securities	$191	$190	5.43%	$6,802	$6,861	4.03%

As of December 31, 2008, the overall portfolio has a yield of 4.96%, on a fully taxable equivalent basis. The portfolio has a weighted average repricing term of 0.9 years; 90.9% of total holdings are invested in fixed rate securities; and 97.3% of the portfolio is categorized as available for sale. As of December 31, 2008, the total portfolio, including both held to maturity and available for sale investments, currently contained an unrealized gain of $57.5 thousand.

Fixed agency holdings total $5.5 million par value, or 78.7% of the total holdings, and have a taxable equivalent yield to the effective maturity date of 3.96%. Municipal holdings total $775.0 thousand par value, or 11.1% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.62%. Management believes that the overall portfolio has good credit quality, as most issues are rated Aaa by Moody’s. The Company has two municipal holdings with a total par value of $470.0 thousand that have been rated Baa1 by Moody’s and therefore considered to be medium-grade and subject to moderate credit risk. Both holdings are general obligation bonds and backed by the full faith and credit of the municipality that issued them. The average duration date of the fixed agency and municipal portfolios is approximately 1.0 and 0.3 years, respectively.

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

Total deposits reached a record $763.0 million as of December 31, 2008, an increase of 33.3% or $190.7 million over 2007. This is a continuation of the growth experienced in 2007 of $85.1 million or 17.5% to $572.3 million. Noninterest-bearing demand deposits increased $6.0 million or 14.6% during 2008 following a decrease of $1.8 million or 4.2% during 2007. Interest-bearing demand deposits decreased $12.4 million or 16.0% during 2008 following a decrease of $2.3 million or 2.9% during 2007. Savings deposits increased $101.9 thousand or 1.6% during 2008 following a decrease of $866.0 thousand or 12.1% during 2007. The overall decline in demand and savings deposits is primarily attributable to the low interest rate environment which has caused a shift from the lower priced deposits into time deposits, a higher paying deposit. Management believes the overall growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special deposit promotions and product enhancements, as well as the Company’s continued marketing efforts. Included in time deposits less than $100,000 as of December 31, 2008, 2007 and 2006 are $362.7 million, $160.5 million and $117.2 million, respectively, in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Also included in time deposits less than $100,000 as of December 31, 2008 is $4.7 million in CDARS (Certificate of Deposit Account Registry Service) deposits.

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

The breakdown of deposits at December 31 for the three previous years is shown in the following table.

Table 10: Deposits by Classification

	December 31,
	2008		2007		2006
(dollars in thousands)	Balance	%	Balance	%	Balance	%
Noninterest-bearing demand deposits	$47,259	6.19%	$41,233	7.20%	$43,045	8.84%
Interest-bearing demand deposits	65,312	8.56%	77,750	13.59%	80,080	16.44%
Savings deposits	6,406	0.84%	6,304	1.10%	7,170	1.47%
Time deposits:
Less than $100,000	530,303	69.50%	330,919	57.82%	266,926	54.79%
$100,000 or more	113,726	14.91%	116,090	20.29%	89,954	18.46%

	$763,006	100.00%	$572,296	100.00%	$487,175	100.00%

Table 11: Maturities of Time Deposits $100,000 or More at December 31, 2008

(in thousands)	Amount
3 months or less	$19,031
Over 3 through 12 months	47,978
Over 12 months	46,717

Total	$113,726

Borrowings

The Company’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers while enhancing its cost of funds structure.

Purchased liabilities are composed of federal funds purchased, advances from the FHLB of Atlanta, advances from the Federal Reserve Discount Window, certificates of deposit of $100.0 thousand and over (large CDs) and broker certificates of deposits. The strong loan demand experienced over the last several years outpaced the Company’s increase in core deposits, and as a result purchased funds at December 31, 2008 equaled $660.8 million compared to $401.1 million in 2007, and $301.1 million in 2006. See Notes 7 and 8 to Consolidated Financial Statements for additional disclosures related to borrowing arrangements.

On November 30, 2005, $20 million of trust preferred securities were placed through Commonwealth Bankshares Capital Trust II. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at an annual fixed rate equal to 6.265% through the interest payment date in December 2010 and a variable rate per annum, reset quarterly, equal to LIBOR plus 1.40%, thereafter. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after December 30, 2010, in whole or in part. Redemption is mandatory at December 30, 2035. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

Noninterest Income

Total noninterest income decreased in 2008 to $4.9 million, a decrease of $316.5 thousand or 6.1% from the $5.2 million reported in 2007. Total noninterest income increased $121.8 thousand or 2.4% in 2007 and $1.2 million or 30.0% in 2006. The overall increase in noninterest income as it relates to service charges and fees are in line with the Company’s objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin. Service charges on deposit accounts increased 35.8% in 2008, decreased 2.2% in 2007 and decreased 5.5% in 2006. Included in service charges on deposit accounts as of December 31, 2008, 2007 and 2006 were $1.2 million, $792.9 thousand and $819.7 thousand in non-sufficient funds (“NSF”) fees. Other service charges and fees increased 23.6% in 2008, increased 26.5% in 2007 and decreased 1.6% in 2006. Included in other service charges and fees as of December 31, 2008, 2007 and 2006 were $408.9 thousand, $344.0 thousand and $252.1 thousand in ATM fee income. The increases in ATM fee income are the result of the expansion of our branch and ATM networks as well as the record increases in deposits and the corresponding number of deposit accounts.

Revenues from Executive Title Center contributed $806.4 thousand, $810.1 thousand and $899.2 thousand to noninterest income during 2008, 2007 and 2006, respectively. Revenues from Commonwealth Financial Advisors, LLC contributed $257.8 thousand, $857.2 thousand and $700.0 thousand to noninterest income during 2008, 2007 and 2006, respectively. Also, included in noninterest income are revenues from the mortgage company which contributed $1.1 million, $1.5 million and $1.6 million to noninterest income for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues from each of the above mentioned subsidiaries were down this year due to the slowing economy and the weak housing market.

Noninterest Expense

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased to $20.4 million in 2008 or 0.1% following increases of 19.8% and 34.3% in 2007 and 2006, respectively. The ratio of noninterest expense to average total assets was 2.13%, 2.63% and 2.63% for the years ended December 31, 2008, 2007 and 2006, respectively. Cost associated with handling our substantial asset and liability growth resulted in increases to almost every component of noninterest expense.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest revenues along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 52.66% for the year ended December 31, 2008, compared to 51.96% in 2007 and 48.16% in 2006.

Salaries and employee benefits, the largest component of noninterest expense, decreased by 11.3% in 2008 following an increase of 18.3% in 2007 and 32.6% in 2006. The decrease in salaries and employee benefits was the result of a reversal of accrued expenses for the 2008 based incentive payments. Because the Company did not reach several of its 2008 performance goals, the related incentive expense was adjusted accordingly. This was offset by annual merit increases, the addition of several new positions during 2006, 2007 and 2008, including the staff needed for the new branch opened in the second quarter of 2006, the six new branches added in 2007 and the four new branches added in 2008, and increase in certain employee benefit costs experienced in each year. The Company is currently servicing a record number of deposit and loan accounts. To support this growth, along with the legislation and requirements relating to the Sarbanes-Oxley Act, the Bank Secrecy Act, the Patriot Act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act, and others, the Company had to deploy significant resources including additional employees who can devote the time and attention necessary to ensure ongoing compliance with each of these important policies. Salaries and benefit costs associated with the mortgage company were $943.9 thousand, $1.2 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Salaries and benefit costs associated with the title company were $326.1 thousand, $317.8 thousand and $309.5 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Salaries and benefit costs associated with the investment company were $234.6 thousand, $683.2 thousand and $495.1 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Occupancy expense increased by 48.2% in 2008 following an increase of 51.2% in 2007 and 53.1% in 2006. The increases can be attributable to the opening of the new branch in the second quarter of 2006, the six new branches opened in 2007, the four new branches opened in 2008, the improvements to several of the branch facilities; the cost of which qualified for capitalization and the occupancy cost associated with the mortgage, title and investment companies. Other noninterest operating expenses, which include a grouping of numerous transactions relating to normal banking operations, decreased $208.9 thousand or 3.7% in 2008, compared to an increase of $661.4 thousand or 13.4% in 2007, and an increase of $1.4 million or 38.5% in 2006. The major part of this decrease is the reduction of the Company’s investment in an extensive multimedia advertising campaign utilizing billboards, radio and newspaper to promote and reinforce its presence throughout Southside Hampton Roads during 2007 and 2006. As a cost cutting measure, advertising and marketing expense decreased by 72.4% in 2008, following increases of 22.0% in 2007 and 46.4% in 2006. This decrease in 2008 was offset by increases to Bank Franchise Taxes and FDIC Insurance. Bank Franchise Tax, which is based largely on outstanding equity at year end, has increased 30.1%, 8.1% and 69.1% for 2008, 2007 and 2006, respectively as a result of our increased equity due to our earnings and capital the Company raised during the last several years. FDIC Insurance has increased 453.2%, 43.0% and 30.7% for 2008, 2007 and 2006, respectively. See “Regulation and Supervision” for more information about applicable FDIC insurance coverage and expense.

Income Taxes

The Company recorded an income tax benefit of $1.9 million in 2008 compared to income tax expense of $5.9 million and $5.4 million in 2007 and 2006, respectively. The Company’s effective tax rate for the years ended December 31, 2008, 2007 and 2006 was 33.9%, 34.6% and 34.8%, respectively. For more information on Income Tax Expense, see Note 13 of the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K.

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

Based on the Company’s strong capital and solid foundation for the year ended December 31, 2008, the Company paid out quarterly cash dividends for a total of $0.32 per share or a 14.3% increase over the year ended December 31, 2007. On February 29, May 30, August 29 and November 28, the Company paid a $0.08 cash dividend. In 2007, the Company paid a $0.06 cash dividend on February 28 and May 31, and increased the dividend 33.3% to $0.08, which was paid on August 31 and November 30 for a total of $0.28 per share paid out in 2007, an increase of 40.6% over 2006. In 2006, the Company paid a $0.0495 cash dividend on February 28 and May 31, and increased the dividend 1.0% to $0.05, which was paid on August 31 and November 30 for a total of $0.1991 per share paid out in 2006, an increase of 14.7% over 2005.

Capital Resources and Adequacy

Total stockholders’ equity at December 31, 2008 decreased 6.2% to $106.4 million compared to $113.4 million at December 31, 2007. During 2007, stockholders’ equity increased 9.9% from the $103.2 million at December 31, 2006. Contributing to the decrease in 2008 was our loss of $3.7 million and the $2.1 million of common stock repurchased by the Company. Contributing to the increase in 2007 was our record earnings of $11.2 million. Contributing to the increase in 2006 was our strong earnings of $10.1 million and the $27.5 million in additional capital raised by the Company through a private placement which issued 1,163,461 shares of newly issued Company common stock at a price of $23.64 per share.

The Federal Reserve, the Office of the Controller of the Currency and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies. Risk-based capital ratios are another measure of capital adequacy. On October 26, 2006, the Parent generated $27.5 million in new regulatory capital through the private placement of its common stock. Under Federal Reserve Bank rules, the Company and the Bank were considered “well capitalized,” the highest category of capitalization defined by the regulators as of December 31, 2008. The Bank’s risk-adjusted capital ratios at December 31, 2008, were 10.43% for Tier 1 and 11.71% for total capital, well above the required minimums of 4.0% and 8.0%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.

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

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $18.5, $16.3 and $20.2 million as of December 31, 2008, 2007 and 2006, respectively. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $45.0 million, the ability to borrow from the Federal Reserve Discount Window up to $226.2 million and from the Federal Home Loan Bank of Atlanta up to

$167.5 million. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, including the use of broker certificates of deposit, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

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

Off-Balance Sheet Arrangements and Other Contractual Obligations

To meet the financing needs of customers, the Company is a party, in the normal course of business, to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, commitments to sell loans and standby letters of credit. For further information on off-balance commitments see Note 22 - Financial Instruments with Off-Balance Sheet Risk, in the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K.

The following table summarizes the Company’s significant contractual obligations, contingent obligations and certain other off-balance sheet commitments outstanding as of December 31, 2008:

Table 12: Contractual Obligations

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$18,682	$1,834	$3,369	$3,285	$10,194
Other liabilities on balance sheet under GAAP:
Federal Home Loan Bank advances	112,496	112,496	—	—	—
Federal Reserve Discount Window advances	16,600	16,600	—	—	—
Trust preferred capital notes	20,619	—	20,619	—	—
Long-term debt	55,296	5,026	52	218	50,000
Off-balance sheet commitments:
Standby letters of credit	9,182	5,007	4,155	20	—
Commitments to extend credit	64,219	64,219	—	—	—

Total contractual obligations	$297,094	$205,182	$28,195	$3,523	$60,194

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

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Company adopted SFAS 159 effective January 1, 2008, as required, but has not elected to measure any permissible items at fair value. As a result, the adoption of SFAS 159 did not have any impact on the Companys’ financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“Statement 141R”). Statement 141R significantly changes the way companies account for business combinations and will generally require more assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under Statement 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included in goodwill as a cost of acquiring the business. Statement 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of Statement 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. Statement 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. This accounting standard is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of Statement 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The statement also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. This accounting standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of Statement 161 on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently evaluating the impact of FSP No. 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement 162”). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 - The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of Statement 162 on its financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“Statement 163”). Statement 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of Statement 163 on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is exposure to interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. Based on the nature of the Company’s operations, it is not subject to foreign currency exchange or commodity price risk. The Bank’s loan portfolio is concentrated primarily in the Hampton Roads and Northeastern North Carolina areas, including the cities of Norfolk, Virginia Beach, Chesapeake, Portsmouth and Suffolk, Virginia and the Outer Banks of North Carolina and is, therefore, subject to risks associated with these local economies. As of December 31, 2008, the Company does not have any hedging transactions in place such as interest rate swaps or caps.

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

Earnings Simulation Analysis: Management uses simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis, such as the static gap analysis. Assumptions used in the model are derived from historical trends, peer analysis and management’s outlook. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios. Many factors affect the timing and magnitude of interest rate changes on financial instruments. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

The following table represents the interest rate sensitivity on net interest income for the Company for the twelve months following each of the two year ends 2008 and 2007, using different rate scenarios:

Change in Prime Rate	2008 % Change in Net Interest Income	2007 % Change in Net Interest Income
+ 200 basis points	5.68%	6.23%
+ 100 basis points	3.18%	3.33%
- 100 basis points	(4.14)%	(3.35)%
- 200 basis points	(10.04)%	(5.98)%

Market Value Simulation: Market value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Market values are calculated based on discounted cash flow analysis. The net market value is the market value of all assets minus the market value of all liabilities. The change in net market value over different rate environments is an indication of the longer term interest rate risk in the balance sheet. Similar assumptions are used in the market value simulation as in the earnings simulation.

The following table reflects the change in net market value over different rate environments:

Change in Prime Rate	2008 % Change in Net Market Value	2007 % Change in Net Market Value
+ 200 basis points	(12.40)%	(4.57)%
+ 100 basis points	(7.96)%	(2.50)%
- 100 basis points	12.90%	2.24%
- 200 basis points	26.53%	2.74%

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements are included with this Form 10-K as Exhibit 99.1. Refer to the index to the Consolidated Financial Statements for the required information.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K as Exhibit 99.1. Witt Mares, PLC’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 1 thereof.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred since the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board of Directors

Currently, the Board of the Parent is comprised of ten members who are divided into three classes. These directors serve for the terms of their respective classes, which expire in 2009, 2010 and 2011. The following table sets forth the composition of the Board of Directors.

Class I (Term Expiring in 2010)	Class II (Term Expiring in 2011)	Class III (Term Expiring in 2009)
Morton Goldmeier	Herbert L. Perlin	Edward J. Woodard, Jr., CLBB
William D. Payne, M.D.	Kenneth J. Young	Laurence C. Fentriss
Richard J. Tavss	Thomas W. Moss, Jr.	Raju V. Uppalapati
E. Carlton Bowyer, Ph.D.

The following paragraphs set forth certain information, as of December 31, 2008, for each of the ten directors of Commonwealth Bankshares, Inc.

Class I

(Term Expiring in 2010)

Morton Goldmeier, 85, has served as President of Hampton Roads Management Associates, Inc., a real estate management company, since 1990. Mr. Goldmeier is also a retired partner of Goodman & Company, LLP, a regional certified public accounting and business advisory firm based in Norfolk, Virginia. Mr. Goldmeier has served as a director of the Parent and the Bank since 1988.

William D. Payne, M.D., 73, retired from Drs. Payne, Ives and Holland, Inc. in 2001. Dr. Payne has served as a director of the Parent and the Bank since 1988.

Richard J. Tavss, 69, has served as Senior Counsel of Tavss Fletcher, Norfolk, Virginia, since 1977. Mr. Tavss has served as a director of the Parent and the Bank since 1988.

E. Carlton Bowyer, Ph.D., 75, served as superintendent of the Virginia Beach School System before retiring in 1991. Dr. Bowyer was employed with the Virginia Beach School System for 31 years. Dr. Bowyer served as a Virginia Beach Advisory Board director prior to becoming a director of the Parent and the Bank in 2001.

Class II

(Term Expiring in 2011)

Herbert L. Perlin, 68, has served as senior partner of Perlin Rossen & Associates LLC, a wealth management group located in Virginia Beach, Virginia, since 1983. Mr. Perlin has served as a director of the Parent since 1988 and as a director of the Bank since 1987.

Kenneth J. Young, 58, has served as President of the Norfolk Tides and Albuquerque Isotopes baseball clubs and Ovations Food Services, since 1996. Mr. Young has served as a director of the Parent and the Bank since 1999.

Thomas W. Moss, Jr., 80, was elected Treasurer of the City of Norfolk in 2001. Mr. Moss was formerly Attorney, President and sole owner of Thomas W. Moss, Jr. PC and a former speaker of the House of Delegates for the Commonwealth of Virginia. Mr. Moss has served as a director of the Parent and the Bank since 1999.

Class III

(Term Expiring in 2009)

Edward J. Woodard, Jr., CLBB, 66, has served as President and Chief Executive Officer of Bank of the Commonwealth since 1973 and as Chairman of the Board since 1988. He has served as Chairman of the Board, President and Chief Executive Officer of Commonwealth Bankshares since 1988. Mr. Woodard is also President and Director of BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage and Commonwealth Financial Advisors, LLC, President of Boush Bank Building Corporation and a general partner in Boush Bank Building Associates. Mr. Woodard has served as a director of the Parent since 1988 and as a director of the Bank since 1973. Mr. Woodard also serves as a director of the FHLB of Atlanta.

Laurence C. Fentriss, 54, has been Managing Partner of CBIA, a private equity fund, since 2006 and President and CEO of Acquiror, Inc., an investment company, since 1996. Past President, Anderson and Strudwick Investment Corporation, parent of Anderson and Strudwick, Inc., a full service brokerage and investment banking firm, and formerly co-founder of Baxter, Fentriss and Company, an investment banking firm. Mr. Fentriss has served as a director of the Parent and the Bank since 2001. Mr. Fentriss also serves as a director of ICB Financial in Ontario, California.

Raju V. Uppalapati, 46, has been the Chairman and CEO of RAVA Group since 2002. Mr. Uppalapati has been a partner of BD & A Realty & Construction, Inc., one of the largest Real Estate Developers in Eastern North Carolina since 1998 and has served as its CEO since 2003. In addition, he is the founder of several successful business start-ups involved in real estate, hospitality, financial, and technology sectors. Mr. Uppalapati has served as a director of the Parent and the Bank since September 2007.

Executive Officers of Commonwealth Bankshares, Inc. and Bank of the Commonwealth

In addition to Mr. Woodard, the following individuals serve as executive officers of the Company.

Cynthia A. Sabol, CPA, 46, assumed the role of Executive Vice President, Chief Financial Officer and Secretary of the Parent and Bank in February 2004. Ms. Sabol is also Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance of Hampton Roads, Inc., and Commonwealth Financial Advisors, LLC and Director, Vice President and Treasurer of Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage. Prior to joining the Bank, she worked at Hampton Roads Bankshares, Inc., a community bank located in Norfolk, Virginia, as Senior Vice President and Chief Financial Officer for ten years and as an executive with Ernst and Young, a public accounting firm, for nine years. Ms. Sabol is a certified public accountant and received a Bachelor of Science degree from the State University of New York at Albany.

Simon Hounslow, 44, Executive Vice President and Chief Lending Officer has been with the Bank since 1989. In December 2004, he was promoted from Senior Vice President to Executive Vice President and Chief Lending Officer. Mr. Hounslow has over 19 years in the banking industry, specializing in commercial, consumer and construction lending.

Stephen G. Fields, 45, joined the Company in December 2003 as Senior Vice President and Commercial Loan Officer. Mr. Fields is also Director, Vice President and Secretary of Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage. In December 2004, he was promoted to Executive Vice President and Commercial Loan Officer. Mr. Fields has 14 years in the banking industry concentrating in commercial, consumer and construction lending. Prior to joining the Bank, Mr. Fields worked at Bank of Hampton Roads, as Senior Vice President and Commercial Loan Officer for nine years. Mr. Fields also worked six years as an examiner with the Federal Reserve Bank of Richmond.

Section 16(a) Beneficial Ownership Reporting Compliance

Section l6(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10.0% of the Company’s common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no other reports were required, the Company believes that all Section 16 filing requirements applicable to its directors, officers and greater than 10.0% beneficial owners were complied with in 2008.

Code of Ethics

We have adopted a Code of Ethics and Personal Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will either post this Code on our Internet website at www.bankofthecommonwealth.com or, if not so posted, provide a copy of the Code to any person without charge upon written request to Cynthia A. Sabol, Executive Vice President and Chief Financial Officer, Commonwealth Bankshares, Inc., 403 Boush Street, Norfolk, VA 23510. We intend to provide any required disclosure of any amendment to or waiver from the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on www.bankofthecommonwealth.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Audit Committee and Audit Committee Financial Expert

The Company’s Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Board of Directors is composed of five non-employee directors. During 2008 and currently, the members of the Audit Committee are Morton Goldmeier, Thomas W. Moss, Jr., E. Carlton Bowyer, Ph.D., Herbert L. Perlin and Kenneth J. Young. The Board has determined that Morton Goldmeier, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K and that each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ and Rule 10A-3 under the Exchange Act.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Personnel/Compensation Committee (the “Committee”) assists the Board of Directors in administering the policies governing the annual compensation paid to executive officers. The goal of the Committee is to motivate executives to achieve a range of performance consistent with the Company’s strategic and business plans approved by the Board of Directors while insuring that the financial costs of current or proposed compensation and benefit programs are reasonable and consistent with industry standards and shareholder interests. The Committee is comprised of five non-employee directors, William D. Payne, M.D., Chairman, E. Carlton Bowyer, Ph.D., Thomas W. Moss, Jr., Kenneth J. Young and Raju V. Uppalapati, each of whom is independent under the NASDAQ listing standards.

Compensation Philosophy

The Company’s executive compensation programs are designed to attract, motivate and retain executive talent with the skills, experience, motivation and commitment needed to optimize long-term shareholder value in a competitive environment. The executive compensation programs adopted by the Committee reflect the Committee’s belief that employee performance and achievement will result in long-term economic benefits to the Company, and that they will support the goal of increasing long-term shareholder value by achieving specific financial and strategic objectives.

The Company’s executive compensation programs are designed to:

•	provide levels of base compensation that are competitive geographically and with comparable companies;

•

provide annual incentive compensation that varies in a consistent manner with the achievement of individual performance objectives and financial results of the Company without unreasonable risk-taking; and

•	provide long-term incentive compensation that focuses executive efforts on building long-term shareholder value through meeting longer-term financial and strategic goals.

Compensation Program Components and Process

Elements of compensation for our executives include: salary, bonus, equity incentive awards, health, disability and life insurance, deferred supplemental compensation and perquisites. In designing and administering the Company’s executive compensation programs, the Committee attempts to strike an appropriate balance among these various elements, each of which is discussed in detail below. The Committee believes that executive compensation should be closely tied to financial and operational performance of the Company, as well as to the individual performance and responsibility level of the executives. The Committee also believes that executive compensation should contain an equity based component in order to more closely align executive interests with those of shareholders.

Executive compensation is set at the regularly scheduled fall meeting of the Committee. The Chief Executive Officer does not make recommendations regarding or participate in the review of his compensation. With respect to the Company’s other executive officers, the Committee considers salary and incentive recommendations prepared by the Chief Executive Officer to establish compensation. Following extensive review and approval by the Committee, all issues pertaining to executive compensation are submitted to the full Board of Directors for its approval.

The Committee primarily utilizes publicly available professional compensation surveys and labor market studies, including the Virginia Bankers Association’s Annual Executive Compensation and Benefits Survey, to make informed decisions regarding pay and benefit practices. Surveys prepared by management are also used to periodically ensure that the Company is maintaining its labor market competitiveness. The Company also reviews the executives’ salaries and benefits with those of executives in comparable positions within businesses of a similar size in the Company’s marketplace. While the Company does not set compensation at set percentage levels compared to the market, the Committee does seek to provide salary, incentive compensation opportunity and employee benefits that fall within the average practice of the Company’s competitors and the labor markets in which it participates, with the potential for higher than average compensation when the Company or the executive exceeds their performance goals.

Base Salary

Using the data obtained in the salary surveys, base pay for the Company’s executives is established based on the scope of their responsibilities, performance and the applicable competitive market compensation paid by other companies for similar positions. The subjective decisions regarding the amount and mix of compensation elements are primarily based upon an assessment of each executive’s leadership, performance and potential to enhance long-term shareholder value. Key factors include: the executive’s contribution to the Company’s financial results, and the executive’s effectiveness in leading initiatives to increase long-term shareholder value, productivity and revenue growth. The Committee decided that each of the named executive officers (“NEO’s”) warranted a salary increase for 2008.

Performance Bonus

The Company maintains a management incentive cash bonus program to reward superior performance for the year. Executive bonuses are paid based on an evaluation of each executive’s current year performance, taking into consideration the Committee’s assessment of the overall financial, market and competitive performance of the Company and, for the commercial loan officers, their loan productivity and profitability levels. Cash bonuses are typically paid at the end of the fiscal year based on performance through the end of October of said year.

In establishing the Chief Executive Officer and Chief Financial Officer bonuses, in addition to the above, the Committee considers the level of and/or increases in return on average assets and return on average equity without encouraging short-term profitability through unreasonable risk-taking or a deterioration of long-term asset quality; consideration of individual as well as combined measures of progress of the Company including the quality of the loan and investment portfolio, desirable changes in capital ratios, the overall growth of the Company, the improvement of market share, the improvement in book value per share, the improvement in earnings per share, the level of non-performing loans, other real estate owned and other objectives as may be established by the Board of Directors; the SCC and Federal Reserves’ CAMELS ratings; and the compensation and benefit levels of comparable positions at peer institutions within the financial services industry operating in Virginia. There is no minimum or maximum bonus opportunity for the Chief Executive Officer and the Chief Financial Officer. The Committee determines the amount of the cash bonus based on its evaluation of all of these factors with no minimum target or maximum award in mind.

The executive commercial loan officers’ annual bonuses are set as a percentage of base salary and are tied to the achievement of several targets. The maximum potential bonus an executive commercial loan officer may be awarded is 50% of his base salary. The payout percentage is based on the officer’s average outstanding loan volume under management at the end of October of each year subject to increase or decrease based on satisfaction of the factors below. For every $2 million increase in average loan volume above the base volume of $10 million, the bonus will increase by 1% of the officer’s base salary beginning at 1%. In order to achieve the maximum bonus payout several factors will be considered: the Company must achieve certain profitability and performance levels which are set at the beginning of each year by the Committee; the credit quality of the commercial loan officer’s individual portfolio must be acceptable in the opinion of and based solely on the judgment of the President and Chief Executive Officer, the Chief Credit Officer and the Committee; and management of the commercial loan officer’s loan portfolio regarding quality of loan write-ups, monitoring collateral and financial statement exceptions, monitoring past due loans and monitoring maturity issues, must be up to established Company standards and deemed acceptable by the President and Chief Executive Officer, Chief Credit Officer and the Committee. If the above goals are not met or performance is not in line with established Company standards, the bonus level, if any, awarded to the executive commercial loan officer is at the sole discretion of the Committee. Because the performance goals for 2008 were not met, no bonus awards were paid under the management incentive cash bonus program for 2008.

Equity Incentive Awards

The Company utilizes long-term equity incentive awards to promote the success of the Company and enhance its value by providing motivation for outstanding performance and employment longevity through linking the long-term personal interest of participants to those of the Company’s shareholders. The 2005 Stock Incentive Plan was approved by the shareholders at the Annual Meeting of Shareholders held on June 28, 2005 and provides for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company.

For the past several years, the Company has granted stock options as its only form of equity compensation. The Committee annually submits a recommendation in November to the Company’s Board of Directors regarding whether awards should be made for the fiscal year, and if so, the amount of award to be made to each participant. The total value of the awards and their effect on shareholder dilution is considered in determining the total amount of awards to be made for each fiscal year. Annual awards are generally made to individuals at the end of each fiscal year. These grants are made by the Board, based on recommendations submitted to the Committee by the Company’s Chief Executive Officer, except for his award which is determined by the Committee, based on the executive’s contribution to the success of the Company, taking into consideration competitive grant levels and total options granted as a percentage of shares outstanding. Each grant is designed to align the long-term interests of the executive with those of the shareholders.

All awards of stock options under the aforementioned program are made at or above the market price at the time of the award. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate. All stock options granted have a ten year life and are fully vested and exercisable at the date of grant. In an effort to minimize compensation expense given the tough economic times and the financial results of the Company, the Committee thought it was appropriate not to grant stock options in 2008.

The Committee in also considers the accounting implications of SFAS No. 123(R) in its determination of the type and appropriate levels of long-term compensation. In 2007, the Committee gave serious consideration to the prospect of granting restricted stock awards as opposed to stock option grants, and determined that the subjective benefits and costs associated with stock option grants were more appropriate for the Company at this time. The Committee intends to continue to consider the benefits of alternative approaches to long-term compensation in order to select the method that will allow the Company to attract and retain highly skilled employees, and reward them for their continued employment with the Company and their hard work and commitment to the long-term success of the Company.

Deferred Supplemental Compensation

The Bank has entered into a deferred supplemental compensation agreement with each of the named executive officers of the Company to help retain the services of these key executives. Mr. Woodard entered into an amended and restated deferred supplemental compensation agreement, dated May 18, 2004, with the Bank. Under the supplemental agreement, upon the later of Mr. Woodard’s attaining the age of 65 or his termination with the Company for any reason whatsoever (or, if earlier, his death), Mr. Woodard or his beneficiary shall be entitled to payment from the Bank of: (i) $250,000 in 120 equal consecutive monthly installments of $2,083.33 each, (ii) $720,000 in 180 equal consecutive monthly installments of $4,000 each, and (iii) $540,000 in 180 equal consecutive monthly installments of $3,000 each, all three such payments being payable on the first day of each such month. Under the supplemental agreement, Mr. Woodard is obligated to make himself available to the Company after his retirement, so long as he receives payments under the supplemental agreement, for occasional consultation which the Company may reasonably request. Any amounts unpaid under the supplemental agreement may be forfeited, after notice to Mr. Woodard, in the event that the Board of Directors of Company determines in good faith that Mr. Woodard is performing services of any kind for a firm or other entity competitive with the business of the Company during the period that he is receiving payments under the supplemental agreement.

The Company has also entered into amended deferred supplemental compensation agreements with Ms. Sabol, Mr. Hounslow and Mr. Fields. The terms and conditions of these amended agreements are virtually the same as those of Mr. Woodard’s deferred supplemental compensation agreement described above except for the amount of payment to which they are entitled. Under the supplemental agreement, Ms. Sabol is entitled to payment from the Bank of $1,500,000 in 180 equal consecutive monthly installments of $8,333.33 each. Mr. Hounslow and Mr. Fields are both entitled to $750,000 in 180 equal consecutive monthly installments of $4,166.67 each.

Supplemental Life Insurance

In addition to all payments described above, pursuant to an additional term life insurance policy, upon Mr. Woodard’s death, the Company shall pay to his beneficiary a lump sum payment of $250,000, payable on the first day of the second calendar month immediately following the date of death.

Supplemental Executive Retirement Plan

Effective February 1, 2002, the Company’s Board of Directors approved the Bank of the Commonwealth Supplemental Executive Retirement Plan, which is an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year. Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicate how the deferred amount is to be invested between a fund that tracks the value of the Company’s stock and a simple interest bearing fund. The amount of deferred compensation in an executive’s account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank’s general creditors until such time as they are distributed to the executive. Distributions are generally available at retirement age, death, or on account of disability. In addition, an executive who separates from service for a reason other than retirement, death, or disability, is entitled to receive distribution when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions). Distributions may be made in certain situations following a change in control. Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations. As of December 31, 2008, no executives are participating in this plan.

Perquisites and Other Employee Benefits

The Company provides the named executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with the Company’s overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Company provides these perquisites as part of providing a competitive executive compensation program and for employee retention. The Committee periodically reviews the level of perquisites and other personal benefits provided to the executive officers.

The Company’s executive officers receive the fringe benefits normally provided by the Company to all other employees, including life, medical and disability insurance, participation in its 401(k) plan, paid time off and other Company-wide benefits which may be in effect from time to time. In addition to these standard employee benefits, the executive officers are provided with the use of Company automobiles, enhanced key-man long-term disability insurance and several named executive officers are provided Company-paid memberships to a country club for customer entertaining.

Employment Contracts

The Company has entered into employment contracts that include “change in control” provisions with certain key executives, including the named executive officers. The employment contracts are designed to promote stability and continuity of senior management. Information regarding applicable payments under such contracts for the named executive officers is provided on pages 43 and 44 under the sections “Employment Agreements” and “Potential Payments Upon Termination or Change in Control.”

Tax and Accounting Implications

In designing its executive compensation programs, the Company takes into consideration the accounting and tax effect that each element will or may have on the Company and the executive officers as a group.

Beginning on January 1, 2006, the Company began accounting for stock-based payments including stock options, restricted stock or other equity awards in accordance with the requirements of SFAS No. 123(R). In determining to grant only stock options instead of restricted stock or other forms of equity compensation, the Company considered the accounting impact and tax benefits, and has tried to minimize the overall equity compensation cost.

As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which places a limitation on tax deductions of any publicly held corporation for individual compensation to certain executives of such corporation exceeding $1 million in any taxable year, unless the compensation is performance based. The Company believes that compensation paid under the management incentive plans are fully deductible for federal income tax purposes.

Mr. Woodard’s and Ms. Sabol’s employment contracts provide for a gross–up payment in the event any payment or distribution by the Company to or for the benefit of either executive, under a change in control, would be subject to the excise tax imposed by Section 4999 of the Code, to cover the excise tax imposed on the payments. If the severance exceeds certain limits as outlined under the Code, the Company may lose part of the deductibility of the severance for income tax purposes.

Generally, the Committee desires to maintain the tax deductibility of the compensation for executive officers to the extent it is feasible and consistent with the objectives of the Company’s executive compensation programs. The Committee considers ways to maximize the deductibility of executive compensation, but intends to retain the discretion it deems necessary to compensate executive officers in a manner commensurate with performance and the competitive environment for executive talent.

Compensation Committee Report

The Personnel/Compensation Committee of the Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

The Personnel/Compensation Committee

William D. Payne, M.D., Chairman

E. Carlton Bowyer, Ph. D.

Thomas W. Moss, Jr.

Raju V. Uppalapati

Kenneth J. Young

Summary Executive Compensation

The following table sets forth information for the years ended December 31, 2008, 2007 and 2006 regarding the compensation paid or accrued by the Company and its subsidiary for the Company’s named executive officers.

Summary Compensation Table for 2008

Name and Principal Position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total ($)

Edward J. Woodard, Jr., CLBB Chairman of the Board President and Chief Executive Officer	2008	$575,250	$—	$—	$—	$117,594	$6,339	$699,183
	2007	$475,500	$300,000	$1,890	$—	$160,526	$22,125	$960,041
	2006	$385,300	$225,000	$7,632	$—	$160,526	$21,303	$799,761

Cynthia A. Sabol, CPA, Executive Vice President and Chief Financial Officer	2008	$212,000	$—	$—	$—	$27,354	$5,425	$244,779
	2007	$200,000	$115,000	$1,890	$—	$27,353	$15,786	$360,029
	2006	$170,000	$100,000	$7,632	$—	$27,353	$15,091	$320,076

Simon Hounslow, Executive Vice President and Chief Lending Officer	2008	$173,745	$—	$—	$—	$14,325	$4,444	$192,514
	2007	$165,000	$—	$1,890	$82,500	$14,326	$14,848	$278,564
	2006	$150,000	$—	$7,632	$75,000	$14,326	$14,109	$261,067

Stephen G. Fields, Executive Vice President and Commercial Loan Officer	2008	$160,000	$—	$—	$—	$16,070	$3,618	$179,688
	2007	$152,000	$—	$1,260	$76,000	$16,070	$15,092	$260,422
	2006	$140,000	$—	$3,180	$65,000	$16,070	$14,074	$238,324

(1)	Includes fees paid to Mr. Woodard as a director of the Company in the amount of $75,250 for 2008, $75,500 for 2007 and $55,300 for 2006.
(2)	Awards under the Company’s management incentive cash bonus program are reported under the Bonus column for Mr. Woodard and Ms. Sabol as they are not considered incentive plan compensation. The annual cash bonus awards for Messrs. Hounslow and Fields are reported under the Non-Equity Incentive Plan Compensation column.
(3)	Represents the amount of expense recognized in each of 2008, 2007 and 2006 with respect to option awards for financial reporting purposes. Refer to Note 1 and Note 19 in the Consolidated Financial Statements attached as Exhibit 99.1 of this Form 10-K as of December 31, 2008 for the relevant assumptions used to determine the valuation of the option awards.
(4)	Reflects the increase in the NEO’s accumulated benefits under his or her deferred supplemental compensation agreement.
(5)	For 2008, includes 401(k) matching contribution for each of the NEO’s, and life insurance premium paid for the benefit of Mr. Woodard’s beneficiary. None of the NEO’s received perquisites exceeding $10,000 in the aggregate for 2008.

Grants of Plan-Based Awards

The following table summarizes certain information with respect to plan-based awards granted to the named executive officers during or for the year ended December 31, 2008 under the Company’s management incentive cash bonus program, and reflects the amounts that could have been earned under each such award.

Grants of Plan-Based Awards for 2008

	Estimated Possible Payments Under Non-Equity Incentive Plan (1)
Name	Threshold ($)	Target ($)	Maximum ($)
Edward J. Woodard, Jr., CLBB	—	—	—

Cynthia A. Sabol, CPA	—	—	—

Simon Hounslow	$1,737	—	$86,873

Stephen G. Fields	$1,600	—	$80,000

(1)	The maximum potential bonus under the Company’s management incentive cash bonus program an executive commercial loan officer may be awarded is 50% of his base salary. The payout percentage is based on the officer’s average outstanding loan volume under management at the end of October of each year subject to increase or decrease based on satisfaction of certain factors. For every $2 million increase in average loan volume above the base volume of $10 million, the bonus will increase by 1% of the officer’s base salary beginning at 1.0%. Because the performance criteria was not met for 2008, no cash bonuses were awarded for 2008.

Outstanding Equity Awards

The table below sets forth information regarding the outstanding equity awards as of December 31, 2008 for each named executive officer. The Company has not granted any restricted stock.

Outstanding Equity Awards at 2008 Fiscal Year-End

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Option Exercise Price ($)	Option Expiration Date
Edward J. Woodard, Jr., CLBB	6,050	(2)	$7.686	12/31/09
	6,050	(2)	5.893	10/01/11
	5,324	(2)	15.950	12/30/13
	5,445	(2)	15.512	12/14/14
	36,300	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
	3,630	(2)	15.512	12/14/14
	3,630	(2)	19.314	09/26/15
	3,630	(3)	21.694	11/15/15
	1,500	(3)	16.980	12/11/17

Cynthia A. Sabol, CPA	7,260	(2)	$15.512	12/14/14
	36,300	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
	1,500	(3)	16.980	12/11/17

Simon Hounslow	3,025	(2)	$7.686	12/31/09
	3,025	(2)	5.893	10/01/11
	4,840	(2)	15.950	12/30/13
	6,050	(2)	15.512	12/14/14
	30,250	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
	1,500	(3)	16.980	12/11/17

Stephen G. Fields	6,050	(2)	$15.512	12/14/14
	30,250	(3)	19.008	09/26/15
	550	(3)	24.873	12/06/16
	1,000	(3)	16.980	12/11/17

(1)	All options are immediately vested on the date of the grant.
(2)	Stock Options issued under the Company’s 1999 Stock Incentive Plan.
(3)	Stock Options issued under the Company’s 2005 Stock Incentive Plan.

Option Exercises and Stock Vested

The following table shows the options that were exercised by the named executive officers during the last fiscal year. The Company has not granted any restricted stock.

Option Exercises and Stock Vested for 2008

Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Edward J. Woodard, Jr., CLBB	4,537	$(3,317	) (1)

Cynthia A. Sabol, CPA	—	—

Simon Housnlow	—	—

Stephen G. Fields	—	—

(1)	The value is equal to (i) the difference between $7.55, the closing price of the Company’s common stock on December 11, 2008, the day that the option was exercised, and $8.281, the exercise price, multiplied by (ii) 4,537 options.

Deferred Supplemental Compensation

This table shows the accumulated benefit as of December 31, 2008 for each named executive officer under his or her deferred supplemental compensation agreement in effect at such time.

Pension Benefits (1)

Name	Plan Name (2)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Edward J. Woodard, Jr., CLBB	Amended and Restated Deferred Supplemental Compensation Agreement	$1,011,301	$—

Cynthia A. Sabol, CPA	Amended and Restated Deferred Supplemental Compensation Agreement	$123,092	$—

Simon Hounslow	Amended and Restated Deferred Supplemental Compensation Agreement	$87,422	$—

Stephen G. Fields	Amended and Restated Deferred Supplemental Compensation Agreement	$72,316	$—

(1)	The number of years of credited service are not relevant to the deferred supplemental compensation agreements, so the Number of Years of Credited Service column has been omitted.
(2)	The named executive officers are fully vested under the deferred supplemental compensation agreements.

Employment Agreements

The Company has entered into employment contracts with Edward J. Woodard, Jr., CLBB, Chairman of the Board, President and Chief Executive Officer, dated November 21, 2006 and Cynthia A. Sabol, CPA, Executive Vice President and Chief Financial Officer, dated November 21, 2006. The agreements provide for Mr. Woodard’s and Ms. Sabol’s (each a “Senior Executive”) employment until the earlier of December 31, 2009, the Senior Executive’s death or disability; provided, however, the employment contracts allow for termination of employment by either the Company, or by the Senior Executive in the event of a “change in control” of the Company or the Bank, or by the Senior Executive for “Good Reason.” The Senior Executive’s employment contract will be renewed automatically provided that on December 31, 2008 and on each December 31st thereafter the agreement was and will be automatically extended for an additional calendar year so as to terminate two years from such renewal date, unless either party elects not to renew the agreements. The contracts were amended as of December 31, 2008, in order to comply with applicable provisions of Section 409A of the Code. Changes were made within the existing agreements to address time and form of payment requirements, but did not change the effective date or any substantive terms of the contract. As amended, these contracts provide that if the Senior Executive is considered a Key Employee under the definition of the Code, on the date of termination and employment is terminated for reasons other than death, no payment due under the contract shall commence until the first day of the seventh month following the date the Senior Executive’s employment terminates. The first payment shall include the six months of payments that the Senior Executive would have otherwise received.

Under each employment contract, in the case of termination as a consequence of disability, the Company will continue to pay the Senior Executive his or her base salary and health and medical insurance for six months.

In the case of a termination by the Company prior to a “change of control,” but without “cause,” the Senior Executive will be entitled to receive two times his or her annual base salary in effect on the date of termination, payable in 24 equal monthly installments. In addition, the Senior Executive would be eligible to continue to receive medical and other insurance benefits for a period of two years. In the event of a termination of employment by the Senior Executive for “good reason,” the Senior Executive will be entitled to receive 36 equal monthly payments, which, in total, equal his or her annual base salary in effect on the date of termination. In addition, the Senior Executive would be eligible to continue to receive medical and other insurance benefits for a period of three years.

In the event of a termination of employment by the Company subsequent to a “change in control,” but not for “cause,” or by the Senior Executive within twelve months following a change in control, the Senior Executive would be entitled to receive in a lump sum payment, for a salary continuance benefit in an amount equal to 2.99 times the Senior Executive’s base salary in effect at the date of termination, plus the highest annual bonus paid or payable for the two most recently completed years. In addition, the Senior Executive would be eligible to continue to receive all health and dental plans, disability, life insurance plans and all other welfare benefit plans for a period of three years. The severance payment could be increased (gross up payment) if it is determined that the severance payment together with any other payments or benefits would be subject to the excise tax imposed under the Code.

Under the agreements, a “change in control” will be deemed to have occurred upon one or more of the following occurring:

•	The acquisition by any person of beneficial ownership of 25.0% or more of the then outstanding shares of the common stock of the Company;

•	A change in the majority of the members of the Board of Directors of either the Company or the Bank;

•	Approval by the shareholders of the Company of a reorganization, merger, share exchange or consolidation; or

•	Complete liquidation or dissolution of the Company or the Bank, or of the sale or other disposition of all or substantially all of the assets of the Company.

The term “for cause” includes a termination of the Senior Executive for his or her failure to perform the required services, gross or willful neglect of duty or a legal or intentional act demonstrating bad faith. The term “good reason” is defined as: the assignment of duties to the Senior Executive by the Company which result in the Senior Executive having significantly less authority or responsibility than he or she had on the date of hire, without his or her express written consent; a reduction by the Company of the Senior Executive’s base salary; the requirement that the Senior Executive’s principal office location be moved or relocated to a location that is more than 35 miles from the current principal office location; or the Company’s failure to comply with any material terms of the agreement.

In addition to Mr. Woodard’s and Ms. Sabol’s employment contracts, the Company has entered into similar employment contracts with Simon Hounslow and Stephen G. Fields each dated May 18, 2004, and amended as of December 31, 2008, in order to comply with applicable provisions of Section 409A of the Code. The agreements provide for Mr. Hounslow’s, and Mr. Fields’ (each an “Executive”) employment to extend for a period of one year and to be renewed automatically each year unless either party elects not to renew the agreement, their death or disability. Additionally, the employment contracts allow for termination of employment by either the Company, or the Executive in the event of a “change of control” of the Company or the Bank, or by the Executive for “good reason.”

Under the employment contracts, in the case of a termination by the Company prior to a “change of control,” but not “for good cause,” Mr. Hounslow and Mr. Fields will each be entitled to receive 12 equal monthly payments, which in total, equal his annual base salary. In the event of a termination of the employment contract by the Executive for “good reason,” by the Company subsequent to a “change of control,” but not “for good cause,” the Executive will be entitled to receive 60 equal monthly payments, which in total, equal the present value of one times the Executive’s base salary minus $1.00 at the time of termination. In addition, the Executive would be eligible to continue to participate in the Company’s medical and other insurance benefit programs for a period of up to six months.

Under the agreements, a “change in control” will be deemed to have occurred upon one or more of the following occurring:

•	Any third party acquiring, or entering into a definitive agreement to acquire, more than 25.0% of the stock of either the Company or the Bank;

•	A change in the majority of the members of the Board of Directors of either the Company or the Bank during any one year period; or

•	The Company ceasing to be the owner of all of the Bank’s common stock, except for any directors’ qualifying shares.

The term “for good cause”, includes a termination of the Executive for his failure to perform the required services, gross or willful neglect of his duty or a legal or intentional act demonstrating bad faith. The term “good reason” is defined as any assignment to the Executive of duties or responsibilities inconsistent with those in effect on the date of the agreement, the location of the Executive office and/or workplace for employer is moved or relocated to a site 25 miles or more from the location as of the date of this agreement, or a change in control of either the Company or the Bank.

Potential Payments Upon Termination or Change in Control

The table below shows the present value of estimated Company payments pursuant to the employment contracts outlined above, upon a termination of employment, including the Company gross-up payments for the excise tax on parachute payments upon a change in control, for each of the named executive officers. The payments represent the maximum possible payments under interpretations and assumptions most favorable to the Senior Executives and Executives. All termination events are assumed to occur at December 31, 2008. For the below calculations it is assumed the Senior Executives and Executives elected to receive a lump sum payment if the choice is given under the provisions of the agreements. Company payments to a terminated Senior Executive or Executive may be more or less than the amounts shown in the table if the termination of employment occurs in a later year or because of contingencies contained in the various agreements and plans. There are no potential payments due to the named executive officers pursuant to the employment contracts under a termination of employment by the executives without good reason, termination of employment by Company with cause or upon death. No accelerated vesting of equity awards is reflected in the table below because all equity awards are vested at the date of grant.

Potential Payments Upon Termination or Change in Control Table

	Woodard	Sabol	Hounslow	Fields
Termination of Employment by Executive with Good Reason
Employment agreement:
Salary	$1,444,991	$612,676	$160,165	$147,494
Welfare benefits	22,472	37,999	4,495	6,235

Termination of Employment by Company without Cause
Employment agreement:
Salary	977,025	414,259	171,529	157,960
Welfare benefits	15,224	25,742	4,495	6,235

Disability
Employment agreement:
Salary	245,976	104,294	85,474	78,712
Welfare benefits	3,252	3,894	2,625	4,232

Change in Control
Employment agreement:
Salary	2,353,501	977,730	160,165	147,494
Welfare benefits	22,472	37,999	4,495	6,235
Excise Tax Gross-up	1,022,436	408,197	—	—

Director Compensation

The following table sets forth a summary of the compensation paid to non-employee directors in 2008:

Director Compensation for 2008

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
E. Carlton Bowyer, Ph. D.	$50,500	$50,500

Laurence C. Fentriss	43,000	43,000

Morton Goldmeier	51,000	51,000

Thomas W. Moss, Jr.	53,500	53,500

William D. Payne, M.D.	46,750	46,750

Herbert L. Perlin	46,500	46,500

Richard J. Tavss	51,250	51,250

Raju V. Uppalapati	48,350	48,350

Kenneth J. Young	43,250	43,250

(1)	Director fees paid to Edward J. Woodard, Jr., CLBB, Chairman of the Board, President and Chief Executive Officer are presented under the Salary column in the Summary Compensation Table on page 40.
(2)	Includes any fees deferred by the director.

During 2008, each director of the Company was paid $2,000 for attendance at each Board meeting and $500 for attendance at each meeting of a committee of the Board of which he was a member except for the Executive Committee meetings for which the directors were paid $750 per meeting. Additionally, each director of the Company was paid a quarterly retainer of $3,000. The Company has a Director’s Deferred Compensation Plan, which allows directors to defer recognition of income on all or any portion of the directors’ fees they earn. During 2008, a total of $125.5 thousand was deferred by directors under this plan. The terms and conditions of the plan are very similar to the terms and conditions of the Bank’s Supplemental Executive Retirement Plan described under the “Stock Option and Employee Benefit Plans” section below.

Stock Option and Employee Benefit Plans

1990 Stock Option Plan. On February 20, 1990, the Company’s Board of Directors approved a non-qualified stock option plan for the issuance of 25,000 shares of Company common stock to eligible officers and key employees of the Company and the Bank at prices not less than the market value of the Company’s common stock on the date of grant. On April 29, 1997, the shareholders approved an amendment to this plan to increase the number of shares available for issuance under the plan to 45,000 shares. This plan expired on February 20, 2000. All options governed under this plan have been exercised or expired as of December 31, 2008.

401(k) Profit Sharing Plan. In 1993, the Bank adopted a 401(k) profit sharing plan qualified under Section 401(k) of the Code to replace its former profit sharing plan. Employees who have attained the age of 20 years and six months and completed three months of service with the Bank are eligible to participate in the 401(k) plan. Eligible employees who elect to participate may defer up to the maximum allowable as prescribed by law. The Bank may make a matching contribution, the amount of which, if any, will be determined by the Bank each year. The Bank contributed a matching contribution of $120.8 thousand to the 401(k) plan during 2008. The Bank may also make a discretionary profit sharing contribution in an amount, in any, determined by the Committee each year. The Bank did not make a profit sharing contribution for 2008. The Company offers its stock as an investment option under the 401(k) plan.

Non-Employee Director Stock Compensation Plan. On April 25, 1995, the Company’s shareholders approved a non-employee director stock compensation plan. This plan provided for the issuance of options to acquire 50,000 shares of the Company’s common stock to eligible non-employee directors. On April 29, 1997, shareholders approved an amendment to this plan to increase shares available for issuance under this plan to 70,000 shares. This plan expired January 17, 2000. All options governed under this plan have been exercised or expired as of December 31, 2008.

1999 Stock Incentive Plan. On April 27, 1999, the Company’s shareholders approved the Commonwealth Bankshares, Inc. 1999 Stock Incentive Plan. This plan provides for the issuance of up to the lesser of (i) 15.0% of the Company’s issued and outstanding common stock less the aggregate number of shares subject to issuance pursuant to options granted, or available for grant, under the 1990 plan and non-employee director plan described above, or (ii) 350,000 shares. Of the aggregate number of shares of the Company’s common stock that may be subject to award under this plan, 60.0% are available for issuance to the Company’s non-employee directors, and 40.0% are available for issuance to the Company’s employees. All the employees of the Company and the Bank, and all other members of the Board of Directors of the Company, are eligible to receive awards under this plan. As of December 31, 2008, only a limited number of authorized shares are available for issuance under this plan.

The Bank of the Commonwealth Supplemental Executive Retirement Plan. Effective February 1, 2002, the Company’s Board of Directors approved the Bank of the Commonwealth Supplemental Executive Retirement Plan, which is an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year. Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicate how the deferred amount is to be invested between a fund that tracks the value of the Company’s stock and a simple interest bearing fund. The amount of deferred compensation in an executive’s account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank’s general creditors until such time as they are distributed to the executive. Distributions are generally available at retirement age, death, or on account of disability. In addition, an executive who separates from service for a reason other than retirement, death, or disability, is entitled to receive distribution when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions). Distributions may also be made in certain situations following a change in control. Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations. As of December 31, 2008, no executives are participating in this plan.

2005 Stock Incentive Plan. On June 28, 2005, the Company’s shareholders approved the Commonwealth Bankshares, Inc. 2005 Stock Incentive Plan. The plan provides for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company. The plan makes available up to 556,600 shares for issuance to plan participants. The total number of shares that may be issued in connection with the exercise of incentive stock options, which are eligible for more favorable tax treatment, will be 484,000 shares. The maximum number of shares with respect to which stock options, restricted stock awards, stock appreciation rights or other equity based awards may be granted in any calendar year to an employee is 60,500 shares.

Commonwealth Bankshares Employee Stock Purchase Plan. On June 26, 2007, the Company’s shareholders approved the Commonwealth Bankshares Employee Stock Purchase Plan. The plan offers eligible employees the opportunity to acquire a stock ownership in the Company through periodic payroll deductions that are applied towards the purchase of Company common stock at a discount of up to 15% of its market price. The plan makes available up to 400,000 shares of Company common stock for issuance to eligible employees. As of December 31, 2008, no shares have been issued under this plan.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Personnel/Compensation Committee has served as an officer or employee of the Company. During 2008, no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, nor did any executive officer of the Company serve as a director of another entity, one of whose executive officers served on the Company’s Personnel/Compensation Committee. All five members of the Company’s Personnel/Compensation Committee have outstanding loans with the Company. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectibility or present other unfavorable features. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” below for a discussion of transactions involving Mr. Uppalapati.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2008, relating to the Company’s equity compensation plans, pursuant to which grants of options to acquire shares of common stock and other stock-based awards may be granted from time to time. See Note 19 to Consolidated Financial Statements and Item 11. Executive Compensation (Stock Option and Employee Benefit Plans) of this Form 10-K for more information on the Company’s equity compensation plans.

Equity Compensation Plan Information as of December 31, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	463,732	(1)	$17.36	306,918	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	463,732	(1)	$17.36	306,918	(2)

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock options plans.
(2)	Represents shares available for future issuance under the Company’s stock options plans.

Security Ownership of Management

The following table sets forth for (1) each director, and named executive officer of the Company, and (2) all directors, and executive officers of the Company as a group: (i) the number of shares of Company common stock beneficially owned on February 16, 2009 and (ii) such person’s or group’s percentage ownership of outstanding shares of Company common stock on such date. All of the Company’s directors and named executive officers receive mail at the Company’s principal executive office at 403 Boush Street, Norfolk, Virginia 23510. Except as noted below, each person has sole voting and sole investment control with respect to the shares listed.

Name	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Directors:

E. Carlton Bowyer, Ph.D.	21,123	(3)	*

Laurence C. Fentriss	447,312	(4)	6.51%

Morton Goldmeier	164,135	(5)	2.39%

Thomas W. Moss, Jr.	23,746	(6)	*

William D. Payne, M.D.	58,228	(7)	*

Herbert L. Perlin	80,744	(8)	1.18%

Richard J. Tavss	243,550	(9)	3.55%

Raju V. Uppalapati	9,813	(10)	*

Edward J. Woodard, Jr., CLBB	142,203	(11)	2.05%

Kenneth J. Young	69,917	(12)	1.02%

Non-Director Executive Officers:

Cynthia A. Sabol, CPA	47,497	(13)	*

Simon Hounslow	63,814	(14)	*

Stephen G. Fields	38,571	(15)	*

All Directors and Executive Officers as a group (13 persons)	1,410,653		19.57%

*	Percentage of ownership is less than 1.0% of the outstanding shares of common stock of the Company.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options. The above table includes 355,600 shares which can be acquired through the exercise of stock options.
(2)	Based on 6,851,417 issued and outstanding shares of common stock as of February 16, 2009.
(3)	Includes (i) 16,620 shares which Dr. Bowyer has the right to acquire through the exercise of stock options, and (ii) 543 shares registered in the name of Dr. Bowyer’s wife, for which Dr. Bowyer disclaims beneficial ownership.
(4)	Includes (i) 16,620 shares which Mr. Fentriss has the right to acquire through the exercise of stock options, (ii) 130,262 shares held in an IRA for the benefit of Laurence C. Fentriss, and (iii) 155,695 shares registered in the name of Community Bank Investors of America, LP of which Mr. Fentriss is Managing Partner.
(5)	Includes (i) 19,040 shares which Mr. Goldmeier has the right to acquire through the exercise of stock options, and (ii) 19,324 shares owned by Mr. Goldmeier’s wife, for which Mr. Goldmeier disclaims beneficial ownership.

(6)	Includes (i) 19,040 shares which Mr. Moss has the right to acquire through the exercise of stock options, and (ii) 4,038 shares owned jointly by Mr. Moss and his wife.
(7)	Includes (i) 19,040 shares which Dr. Payne has the right to acquire through the exercise of stock options, (ii) 3,164 shares registered in the name of Dr. Payne’s wife, for which Dr. Payne disclaims beneficial ownership, and (iii) 10,737 shares held in an IRA for the benefit of William D. Payne.
(8)	Includes (i) 19,040 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 25,069 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, (iii) 2,984 shares owned jointly by Mr. Perlin and his wife, (iv) 26,236 shares registered as the Perlin Revocable Living Trust, and (v) 13,411 shares pledged as collateral for a loan.
(9)	Includes (i) 19,040 shares which Mr. Tavss has the right to acquire through the exercise of stock options, (ii) 1,684 shares registered in the name of Richard J. Tavss, custodian for Bobbie J. Tavss, (iii) 952 shares registered in the name of Richard J. Tavss, custodian for Sanders T. Schoolar V, (iv) 826 shares registered in the name of Richard J. Tavss, custodian for Zachary I. Maiden, (v) 848 shares registered in the name of Richard J. Tavss, custodian for Taylor Tavss Scholar, (vi) 212 shares registered in the name of Richard J. Tavss, custodian for Richard T. Maiden, (vii) 212 shares registered in the name of Richard J. Tavss, custodian for Samantha R. Maiden, (viii) 39,770 shares registered in the name of Fletcher, Maiden & Reed PC 401(k) Plan for the benefit of Richard J. Tavss, and (ix) 1,828 shares registered in the name of Mr. Tavss’ wife, for which Mr. Tavss disclaims beneficial ownership.
(10)	Includes 1,000 shares which Mr. Uppalapati has the right to acquire through the exercise of stock options.
(11)	Includes (i) 72,880 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 2,751 shares held in an IRA for the benefit of Edward J. Woodard, Jr., (iii) 11,855 shares owned jointly by Mr. Woodard and his wife, and (iv) 8,964 shares held in the Company’s 401(k) Profit Sharing Plan.
(12)	Includes (i) 19,040 shares which Mr. Young has the right to acquire through the exercise of stock options, (ii) 6,353 shares representing the proceeds of a self directed IRA for the benefit of Kenneth J. Young, (iii) 8,127 shares owned jointly with Michael J. Young (son), (iv) 8,127 shares owned jointly with Benjamin C. Young (son), and (v) 8,127 shares owned jointly with Jennifer M. Young (daughter).
(13)	Includes (i) 46,380 shares which Ms. Sabol has the right to acquire through the exercise of stock options, and (ii) 1,111 shares held in the Company’s 401(k) Profit Sharing Plan.
(14)	Includes 50,010 shares which Mr. Hounslow has the right to acquire through the exercise of stock options.
(15)	Includes (i) 37,850 shares which Mr. Fields has the right to acquire through the exercise of stock options, (ii) 15 shares registered in the name of Madison S. Fields (daughter), (iii) 15 shares registered in the name of Mr. Field’s wife, for which Mr. Fields disclaims beneficial ownership, and (iv) 677 shares held in the Company’s 401(k) Profit Sharing Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of February 16, 2009 by each beneficial owner of more than 5.0% of the Company’s common stock based on currently available Schedules 13D and 13G filed with the SEC and the Company’s stock transfer records.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Wasatch Advisors, Inc.	470,446		6.87%
150 Social Hall Ave., Ste. 400
Salt Lake City, UT 84111

Financial Stocks Capital Partners III L.P.	450,996		6.58%
507 Carew Tower
441 Vine Street
Cincinnati, Ohio 45202

Laurence C. Fentriss	447,312	(3)	6.51%
409 Croatan Road
Virginia Beach, VA 23451

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options.
(2)	Based on 6,851,417 issued and outstanding shares of common stock as of February 16, 2009.
(3)	See footnote 4 to the “Security Ownership of Management” table.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Loans to Officers and Directors

Certain directors and officers of the Parent and the Bank, members of their immediate families, and corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2008, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2008, the amount of loans from the Bank to all officers and directors of the Company and the Bank, and entities or persons with which they are associated, was approximately $32.1 million.

Business Relationships and Transactions with Management

In the ordinary course of business, the Company and the Bank engage in certain transactions with their officers and directors in which such officers and directors have a significant interest. All such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties.

In 1984, the Bank entered into a lease with Boush Bank Building Associates, a Virginia limited partnership (the “Partnership”), to rent the headquarters building (the “Headquarters”) of the Company and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The general partner of the Partnership is Boush Bank Building Corporation. The limited partners of the Partnership are Edward J. Woodard, Jr., CLBB, Chairman, President, CEO and director of the Company and the Bank, and the estates of George H. Burton and William P. Kellam, former directors. The lease requires the Bank to pay all taxes, maintenance and insurance. The term of the lease is twenty-three years and eleven months, and began on December 19, 1984. Under the same terms and conditions of the original lease, the Bank will have the option to extend the term for five additional periods of 5 years each. The Bank is currently under the first renewal option. In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the twenty-fifth year, when the unpaid balance will become due. Interest on this bond is payable monthly, at 68.6% of the prime rate of SunTrust Bank in Richmond, Virginia. Monthly rent paid by the Bank is equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank, which amounted to aggregate rent payments of $77.5 thousand in 2008. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and has been obligated to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank’s return on average assets is less than seven-tenths of one percent. Under this provision, the Bank has purchased 54.4% of this property for a total of $999.6 thousand. No purchases have been made after 1988. In the opinion of management of the Company, the terms of the lease are no less favorable than could be obtained from a non-related party in an arms-length transaction. Prior to executing the lease and before the holding company reorganization, the shareholders of the Bank owning a majority of Bank common stock consented to the foregoing lease.

In 1998, the Bank entered into a lease with respect to its branch at 1217 Cedar Road, Chesapeake, Virginia with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease. Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and is also a member of the Board of Directors of the Bank and the Company. Richard J. Tavss, also one of the landlords under the lease, is also a member of the Board of Directors of the Bank and the Company. Annual lease payments under the lease currently are $118.0 thousand. The original lease term ends July 31, 2010. The Board of Directors of the Company received two independent appraisals with respect to this property prior to entering into this lease. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In 2006, the Bank entered into a lease with respect to its branch at 8468 Caratoke Highway, Powells Point, North Carolina with RAVA Developments, LLC, a North Carolina limited liability company. RAVA Group, LLC, a North Carolina limited liability company, is the managing member of RAVA Developments, LLC. Raju V. Uppalapati is the Chairman and CEO of RAVA Group, LLC and is also a member of the Board of Directors of the Bank and the Parent. In 2007, the property was sold to Powells Point, LLC, a North Carolina limited liability company and the related lease was assigned. T. Brandon Woodard, JD, AMB is the sole member in Powells Point, LLC and is the son of Edward J. Woodard, Jr., CLBB, who is the Chairman, President, CEO and a director of the Bank and the Company. Annual lease payments under the lease currently are $102.9 thousand. The lease has an initial term of 15 years and runs through June 30, 2022. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In January 2007, the Bank entered into a lease with respect to its branch at 26006 NC Highway 12, St. Waves Plaza Unit 1, Waves, North Carolina with Noraj & Associates, Inc., a North Carolina corporation. Raju V. Uppalapati is the owner of Noraj & Associates, Inc. and is also a member of the Board of Directors of the Bank and the Parent. Annual lease payments under the lease currently are $47.5 thousand. The lease has an initial term of 10 years and runs through April 30, 2017. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In February 2007, the Bank entered into a lease with respect to its branch at 562 Caratoke Highway, Moyock, North Carolina with R&E Capital Investments, LLC, a North Carolina corporation. Raju V. Uppalapati is the managing member of R&E Capital Investments, LLC and is also a member of the Board of Directors of the Bank and the Parent. In late 2007, the property was sold to Moyock One, LLC, a North Carolina limited liability company and the related lease was assigned. T. Brandon Woodard, JD, AMB is a member with a 50% ownership in Moyock One, LLC and is the son of Edward J. Woodard, Jr., CLBB, who is the Chairman, President, CEO and a director of the Bank and the Company. RAVA Properties, LLC, a North Carolina limited liability company, is a member with a 50% ownership in Moyock One, LLC. Raju V. Uppalapati is the sole member of RAVA Properties, LLC. Annual lease payments under the lease currently are $46.4 thousand. The lease has an initial term of 10 years and runs through May 31, 2017. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In 2007, the Bank entered into a lease with respect to its North Carolina branch headquarters, which will house offices for each of the Company’s subsidiaries, Bank of the Commonwealth Mortgage, Executive Title Center and Commonwealth Financial Advisors, LLC, at 3732 North Croatan Highway, Kitty Hawk, North Carolina with R&E Capital Investments, LLC, a North Carolina corporation. Raju V. Uppalapati is the managing member of R&E Capital Investments, LLC and is also a member of the Board of Directors of the Bank and the Parent. In conjunction with the construction of this branch, BD&A Realty & Construction, Inc., a North Carolina corporation, is acting as the general contractor and will receive a fee of 10% of the total build out cost for performing this service. In 2008, the property was sold to Commonwealth Property Associates, LLC, a Virginia limited liability company and the related lease was assigned. Membership in Commonwealth Property Associates, LLC is comprised as follows: Bank of the Commonwealth (61.0%); RAVA Properties, LLC (20.0%), of which Raju V. Uppalapati is the sole member; Bobbie Joe Schooler (4.0%) and Besianne Tavss Maiden (4.0%), daughters of Richard J. Tavss, who is a member of the Board of Directors of the Bank and the Company; T. Brandon Woodard, JD, AMB (1.0%), son of Edward J. Woodard, Jr., CLBB, who is the Chairman, President, CEO and a director of the Bank and the Company; Jennifer Young (2.67%), Michael Young (2.67%) and Benjamin Young (2.66%), children of Kenneth J. Young, who is a member of the Board of Directors of the Bank and the Company; Madison S. Fields (0.50%) and Reagan S. Fields (0.50%), daughters of Stephen G. Fields, who is an Executive Vice President and Commercial Loan Officer of the Bank; and Simon Hounslow (1.00%), who is the Executive Vice President and Chief Lending Officer of the Bank. Annual lease payments under the lease currently are $223.3 thousand. The lease has an initial term of 15 years and runs through May 31, 2023. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction. Commonwealth Property Associates, LLC entered into a sublease with BD&A Realty & Construction, Inc. to sublease approximately 2,700 square feet of the building. Raju V. Uppalapati is a partner in BD&A Realty & Construction, Inc. Annual rental income under the sublease currently is $48.6 thousand. The sublease has an initial term of 3 years and runs through May 31, 2011. Under the terms of the sublease, the tenant will have the option to extend the term for two additional periods of 5 years each. The Board and management believe the terms of this sublease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In 2007, the Bank signed a letter of intent and proposal to lease its branch at 221 Western Avenue, Suffolk, Virginia with Glenn Development, Inc., a Virginia corporation. In January 2008, Glenn Development, Inc. assigned the right to purchase and lease the property to Suffolk One, LLC, a Virginia limited liability company. T. Brandon Woodard, JD, AMB is the sole member in Suffolk One, LLC and is the son of Edward J. Woodard, Jr., CLBB, who is the Chairman, President, CEO and a director of the Bank and the Parent. Annual lease payments under the lease currently are $44.4 thousand. The lease has an initial term of 10 years and runs through March 31, 2018. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

The Bank has also from time to time retained the Norfolk, Virginia law firm of Tavss Fletcher, of which Richard J. Tavss, a director of the Parent and the Bank, is senior counsel, to perform certain legal services for the Company and the Bank. Since January 1, 2008, the Company has paid $68.4 thousand to Tavss Fletcher.

The Company does not have a formal written policy regarding the review of potential conflicts of interest between the Company and the Company’s directors, executive officers and their associates. However, the Board of Directors of the Parent is responsible for reviewing and approving, ratifying or disapproving any non-banking transactions with the Company in which directors, executive officers or their associates may participate.

Director Independence

The Board has considered the relationships discussed above under “Business Relationships and Transactions with Management” and has determined that all non-employee directors, which comprise the majority of the Company’s Board, satisfy the independence requirements defined under Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc. (“NASDAQ”) and the Board determined that the relationships discussed above did not interfere with any director’s ability to exercise independent judgment as a director of the Parent. All members of the Nominating, Audit and Personnel/Compensation Committee are “independent directors,” as defined by Rule 4200(a)(15) of the Marketplace Rules of NASDAQ.

Item 14. Principal Accountant Fees and Services

The following table presents the fees for professional audit services rendered by Witt Mares, PLC for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other services rendered by Witt Mares, PLC during those periods. All such audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by Witt Mares, PLC was compatible with the maintenance of that firm’s independence in the conduct of their auditing functions.

	Year Ended December 31,
	2008	2007
Audit fees (1)	$108,825	$93,725
Audit-related fees (2)	3,815	2,400
Tax fees (3)	10,000	6,500
All other fees	—	—

	$122,640	$102,625

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

During 2008, the Audit Committee pre-approved 100% of non-audit services provided by Witt Mares, PLC. The Audit Committee has considered the provisions of these non-audit services by Witt Mares, PLC and has determined that the services are compatible with maintaining Witt Mares, PLC’s independence.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) The response to this portion of Item 15 is included in Item 8 above.

(a) (2) The response to this portion of Item 15 is included in Item 8 above.

(a) (3) Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

3.1	Articles of Incorporation. Filed June 15, 1988, as Exhibit 3.1 to the Registrant's Form S-4, and incorporated herein by reference.

3.2	Bylaws. Filed June 15, 1988, as Exhibit 3.2 to the Registrant's Form S-4, and incorporated herein by reference.

3.3	Amendment to Articles of Incorporation dated July 28, 1989. Filed March 20, 1990, as Exhibit 3.3 to the Registrant's Form 10-K, and incorporated herein by reference.

3.4	Amendment to Articles of Incorporation dated November, 2000. Filed November 20, 2000 as Exhibit 3.4 with the Company’s Form S-1, and incorporated herein by reference.

3.5	Amendment to Articles of Incorporation dated September 21, 2005. Filed March 30, 2006, as Exhibit 3.5 to the Registrant’s Form 10-K, and incorporated herein by reference.

3.6	Amendment to Articles of Incorporation effective June 30, 2006. Filed March 15, 2007, as Exhibit 3.6 to the Registrant’s Form 10-K, and incorporated herein by reference.

3.7	Amendment to Articles of Incorporation effective December 29, 2006. Filed March 15, 2007, as Exhibit 3.7 to the Registrant’s Form 10-K, and incorporated herein by reference.

Certain instruments relating to trust preferred securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the SEC upon its request.

10.1	Lease. Filed June 15, 1988, as Exhibit 10.1 to the Registrant’s Form S-4, and incorporated herein by reference.

10.5	Bank of the Commonwealth Directors’ Deferred Compensation Plan. Filed February 1, 2002, as Exhibit 4.1 to the Registrant’s Form S-8, and incorporated herein by reference. #

10.6	Bank of the Commonwealth Supplemental Executive Retirement Plan. Filed February 1, 2002, as Exhibit 4.2 to the Registrant’s Form S-8, and incorporated herein by reference. #

10.7	Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 21, 1989, as Exhibit 10.7 to the Registrant's Form 10-K, and incorporated herein by reference. #

10.8	Summary of Management Incentive Cash Bonus Program. *#

10.9	1999 Stock Incentive Plan. Filed August 6, 1999, as Exhibit 4.1 to the Registrant’s Form S-8, and incorporated herein by reference. #

10.10	Amendment to Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 30, 1994, as Exhibit 10.10 to Registrant's Form 10-K, and incorporated herein by reference. #

10.11	2005 Stock Incentive Plan. Filed September 21, 2005, as Exhibit 99.0 to the Registrant’s Form S-8, and incorporated herein by reference. #

10.12	Form of Incentive Stock Option Agreement under 2005 Stock Incentive Plan. *#

10.13	Form of Nonstatutory Stock Option Agreement under 2005 Stock Incentive Plan. *#

10.14	Second amendment to deferred supplemental agreement dated December 27, 1978, with Edward J. Woodard, Jr. Filed April 2, 2001 as Exhibit 10.14 to the Registrant’s Form 10-KSB, and incorporated herein by reference. #

10.20	Amended Employment Agreement dated December 31, 2008 with Simon Hounslow. *#

10.21	Amended Employment Agreement dated December 31, 2008 with Stephen G. Fields. *#

10.22	Third Amended and Restated Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. dated July 20, 2004. Filed March 30, 2005 as Exhibit 10.22 to the Registrant’s Form 10-KSB, and incorporated herein by reference. #

10.23	Third Amended and Restated Deferred Supplemental Compensation Agreement with Simon Hounslow dated April 11, 2008. Filed April 14, 2008 as Exhibit 99.2 to the Registrant’s Form 8-K, and incorporated herein by reference. #

10.24	Amended and Restated Deferred Supplemental Compensation Agreement with Cynthia A. Sabol dated April 11, 2008. Filed April 14, 2008 as Exhibit 99.1 to the Registrant’s Form 8-K and incorporated herein by reference. #

10.25	Amended and Restated Deferred Supplemental Compensation Agreement with Stephen G. Fields dated April 11, 2008. Filed April 14, 2008 as Exhibit 99.3 to the Registrant’s Form 8-K, and incorporated herein by reference. #

10.26	Amended Employment Agreement dated December 31, 2008 with Edward J. Woodard, Jr. *#

10.27	Amended Employment Agreement dated December 31, 2008 with Cynthia A. Sabol. *#

21.1	Subsidiaries of Registrant. *

23.1	Consent of Witt Mares, PLC. *

24.1	Power of Attorney, included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a). *

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

99.1	Consolidated Financial Statements. *

*	Filed herewith.
#	Management contract or compensatory plan.

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: March 16, 2009	by:	/s/ Edward J. Woodard, Jr., CLBB
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

/s/ Edward J. Woodard, Jr., CLBB	Date: March 16, 2009
Edward J. Woodard, Jr., CLBB Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Cynthia A. Sabol, CPA	Date: March 16, 2009
Cynthia A. Sabol, CPA Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ E. Carlton Bowyer, Ph.D.	Date: March 16, 2009
E. Carlton Bowyer, Ph.D.
Director

/s/ Laurence C. Fentriss	Date: March 16, 2009
Laurence C. Fentriss
Director

/s/ Morton Goldmeier	Date: March 16, 2009
Morton Goldmeier
Director

/s/ Thomas W. Moss, Jr.	Date: March 16, 2009
Thomas W. Moss, Jr.
Director

/s/ William D. Payne, M.D.	Date: March 16, 2009
William D. Payne, M.D.
Director

/s/ Herbert L. Perlin	Date: March 16, 2009
Herbert L. Perlin
Director

/s/ Richard J. Tavss	Date: March 16, 2009
Richard J. Tavss
Director

/s/ Raju V. Uppalapati	Date: March 16, 2009
Raju V. Uppalapati
Director

/s/ Kenneth J. Young	Date: March 16, 2009
Kenneth J. Young
Director