Form 10-Q
period 2009-03-31
COMMONWEALTH BANKSHARES INC
filed 2009-05-11
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.066 Par Value – 6,879,855 shares as of April 24, 2009

Commonwealth Bankshares, Inc.

Page
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
March 31, 2009
December 31, 2008

Consolidated Statements of Income	4
Three months ended March 31, 2009
Three months ended March 31, 2008

Consolidated Statements of Comprehensive Income	5
Three months ended March 31, 2009
Three months ended March 31, 2008

Consolidated Statements of Equity	6
Three months ended March 31, 2009
Year ended December 31, 2008
Year ended December 31, 2007

Consolidated Statements of Cash Flows	7
Three months ended March 31, 2009
Three months ended March 31, 2008

Notes to Consolidated Financial Statements	8 - 13

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13 - 21

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4 - CONTROLS AND PROCEDURES	21 - 22

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	22

ITEM 1A - RISK FACTORS	22

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5 - OTHER INFORMATION	22

ITEM 6 - EXHIBITS	22

SIGNATURES	23

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$6,875,181	$10,921,888
Interest bearing deposits in banks	200,189	200,384
Federal funds sold	743,131	550,095

Total cash and cash equivalents	7,818,501	11,672,367

Investment securities:
Available for sale, at fair market value	5,332,056	6,861,311
Held to maturity, at amortized cost (fair market value was $184,386 and $189,836, respectively)	184,783	191,232

Total investment securities	5,516,839	7,052,543

Equity securities, restricted, at cost	9,613,250	10,959,050

Loans	1,051,972,106	1,023,067,597
Allowance for loan losses	(33,538,579)	(31,120,376)

Loans, net	1,018,433,527	991,947,221

Premises and equipment, net	36,548,509	36,555,117
Other real estate owned	8,006,645	4,314,290
Deferred tax assets	12,931,308	12,402,798
Accrued interest receivable	5,561,125	5,698,425
Other assets	5,073,324	4,692,346

Total assets	$1,109,503,028	$1,085,294,157

Liabilities and Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$50,092,285	$47,258,681
Interest-bearing	757,657,681	715,747,724

Total deposits	807,749,966	763,006,405

Short-term borrowings	112,493,503	129,095,503
Long-term debt	50,269,824	55,295,936
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,155,526	2,202,431
Other liabilities	9,280,453	8,297,066

Total liabilities	1,002,568,272	978,516,341

Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,879,855 and 6,851,417 shares issued and outstanding in 2009 and 2008, respectively	14,213,781	14,155,028
Additional paid-in capital	63,813,666	63,757,066
Retained earnings	28,454,500	28,421,313
Accumulated other comprehensive income	31,147	38,839

Total stockholders’ equity	106,513,094	106,372,246
Noncontrolling interests	421,662	405,570

Total equity	106,934,756	106,777,816

Total liabilities and equity	$1,109,503,028	$1,085,294,157

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Interest and dividend income:
Loans, including fees	$16,365,614	$15,147,205
Investment securities:
Taxable	64,668	88,380
Tax exempt	8,855	11,373
Dividend income, equity securities, restricted	27,391	134,477
Other interest income	1,461	6,103

Total interest and dividend income	16,467,989	15,387,538

Interest expense:
Deposits	6,276,339	5,791,055
Short-term borrowings	202,901	649,888
Long-term debt	479,978	535,354
Trust preferred capital notes	322,945	330,121

Total interest expense	7,282,163	7,306,418

Net interest income	9,185,826	8,081,120

Provision for loan losses	4,004,400	455,000

Net interest income after provision for loan losses	5,181,426	7,626,120

Noninterest income:
Service charges on deposit accounts	313,175	299,512
Other service charges and fees	219,571	186,137
Mortgage brokerage income	237,688	296,675
Title insurance income	141,604	232,656
Investment service income	15,417	110,591
Other	353,089	96,397

Total noninterest income	1,280,544	1,221,968

Noninterest expense:
Salaries and employee benefits	2,504,305	2,789,328
Net occupancy expense	1,005,939	815,070
Furniture and equipment expense	492,086	421,622
Other operating expense	1,564,440	1,222,768

Total noninterest expense	5,566,770	5,248,788

Income before provision for income taxes	895,200	3,599,300
Provision for income taxes	297,808	1,246,987

Net income	597,392	2,352,313
Less: Net income (loss) attributable to noncontrolling interests	16,092	(3,820)

Net income attributable to the Company	$581,300	$2,356,133

Basic earnings per share attributable to the Company’s common stockholders	$0.08	$0.34

Diluted earnings per share attributable to the Company’s common stockholders	$0.08	$0.34

Dividends paid per common share	$0.08	$0.08

Basic weighted average shares outstanding	6,861,845	6,935,178
Diluted weighted average shares outstanding	6,861,845	6,961,276

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Net income	$597,392	$2,352,313
Other comprehensive income, net of income tax:
Net change in unrealized gain (loss) on securities available for sale	(7,692)	23,409

Comprehensive income	589,700	2,375,722
Less: Comprehensive income (loss) attributable to noncontrolling interests	16,092	(3,820)

Comprehensive income attributable to the Company	$573,608	$2,379,542

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Equity

Three Months Ended March 31, 2009, and Years Ended December 31, 2008 and 2007

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2007	6,844,975	$14,141,719	$63,965,840	$25,123,140	$(5,320)	$61,208	$103,286,587
Comprehensive income:
Net income	—	—	—	11,166,911	—	11,817	11,178,728
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	27,400	—	27,400

Total comprehensive income							11,206,128

Issuance of common stock	86,012	177,699	1,048,005	—	—	—	1,225,704
Common stock repurchased	(15,400)	(31,816)	(293,375)	—	—	—	(325,191)
Stock based compensation expense-options issued	—	—	22,050	—	—	—	22,050

Cash dividends—$0.28 per share	—	—	—	(1,928,079)	—	—	(1,928,079)
Cash dividends—Noncontrolling interests	—	—	—	—	—	(14,048)	(14,048)

Balance, December 31, 2007	6,915,587	14,287,602	64,742,520	34,361,972	22,080	58,977	113,473,151
Comprehensive (loss):
Net loss	—	—	—	(3,739,069)	—	(34,695)	(3,773,764)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	16,759	—	16,759

Total comprehensive (loss)							(3,757,005)

Issuance of common stock	77,156	159,406	782,792	—	—	—	942,198
Common stock repurchased	(141,326)	(291,980)	(1,768,246)	—	—	—	(2,060,226)
Contributions from noncontrolling interest holder	—	—	—	—	—	390,000	390,000
Cash dividends—$0.32 per share	—	—	—	(2,201,590)	—	—	(2,201,590)
Cash dividends—Noncontrolling interests	—	—	—	—	—	(8,712)	(8,712)

Balance, December 31, 2008	6,851,417	14,155,028	63,757,066	28,421,313	38,839	405,570	106,777,816
Comprehensive income:
Net income	—	—	—	581,300	—	16,092	597,392
Change in unrealized (loss) on securities available for sale, net of tax effect	—	—	—	—	(7,692)	—	(7,692)

Total comprehensive income							589,700

Issuance of common stock	28,438	58,753	56,600	—	—	—	115,353
Cash dividends—$0.08 per share	—	—	—	(548,113)	—	—	(548,113)

Balance, March 31, 2009	6,879,855	$14,213,781	$63,813,666	$28,454,500	$31,147	$421,662	$106,934,756

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Operating activities:
Net income	$597,392	$2,352,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,004,400	455,000
Depreciation and amortization	622,690	477,615
Gain on the sale of premises and equipment	—	(3,720)
Loss on other real estate owned	70,075	—
Net amortization of premiums and accretion of discounts on investments securities	1,001	(2,259)
Gain on the sale of investment securities available for sale	(1,691)	—
Deferred tax assets	(524,548)	(165,698)
Net change in:
Accrued interest receivable	137,300	272,336
Other assets	(380,977)	(24,322)
Accrued interest payable	(46,905)	(161,785)
Other liabilities	983,387	1,553,840

Net cash provided by operating activities	5,462,124	4,753,320

Investing activities:
Purchase of investment securities available for sale	—	(1,010,957)
Purchase of equity securities, restricted	(435,900)	(2,491,000)
Net purchase of premises and equipment	(616,082)	(4,169,949)
Net change in loans	(34,236,281)	(37,490,603)
Improvements to other real estate owned	(16,855)	—
Proceeds from:
Calls and maturities of investment securities held to maturity	6,346	6,555
Sales and maturities of investment securities available for sale	1,518,394	1,032,895
Sales of equity securities, restricted	1,781,700	3,198,900
Sale of premises and equipment	—	4,000

Net cash used in investing activities	(31,998,678)	(40,920,159)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	1,069,593	1,552,232
Time deposits	14,694,968	11,227,213
Brokered time deposits	28,979,000	45,160,000
Short-term borrowings	(16,602,000)	(20,853,600)
Long-term debt	(5,000,000)	—
Principal payments on long-term debt	(26,112)	(26,112)
Dividends reinvested and sale of stock	115,352	245,860
Dividends paid to stockholders	(548,113)	(554,501)
Dividends paid to noncontrolling interests	—	(1,907)
Contributions from noncontrolling interests	—	390,000

Net cash provided by financing activities	22,682,688	37,139,185

Net increase (decrease) in cash and cash equivalents	(3,853,866)	972,346
Cash and cash equivalents, January 1	11,672,367	9,337,398

Cash and cash equivalents, March 31	$7,818,501	$10,309,744

Supplemental cash flow disclosure:
Interest paid during the period	$7,329,068	$7,468,203

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$3,745,575	$1,222,835

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust II (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage, Commonwealth Financial Advisors, LLC and Commonwealth Property Associates, LLC, are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Parent owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to this Trust is reported as a liability of the Parent.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Note B – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended
	March 31, 2009	March 31, 2008
Net income attributable to the Company	$581,300	$2,356,133
Weighted average shares outstanding	6,861,845	6,935,178

Basic earnings per common share attributable to the Company’s common stockholders	$0.08	$0.34

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,861,845	6,935,178
Effect of stock options	—	26,098

Diluted average shares outstanding	6,861,845	6,961,276

Diluted earnings per common share attributable to the Company’s common stockholders	$0.08	$0.34

At March 31, 2009 and 2008, options to acquire 463,732 and 279,070 shares of common stock, respectively were not included in computing diluted earnings per common share because their effects were anti-dilutive.

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2009

Available for sale:
U.S. Government and agency securities	$4,001,320	$42,820	$—	$4,044,140
Mortgage-backed securities	509,161	4,090	(4,262)	508,989
State and municipal securities	774,382	4,545	—	778,927

	$5,284,863	$51,455	$(4,262)	$5,332,056

Held to maturity:
Mortgage-backed securities	$184,783	$157	$(554)	$184,386

	$184,783	$157	$(554)	$184,386

December 31, 2008

Available for sale:
U.S. Government and agency securities	$5,500,548	$60,867	$—	$5,561,415
Mortgage-backed securities	527,570	2,883	(9,506)	520,947
State and municipal securities	774,346	4,603	—	778,949

	$6,802,464	$68,353	$(9,506)	$6,861,311

Held to maturity:
Mortgage-backed securities	$191,232	$—	$(1,396)	$189,836

	$191,232	$—	$(1,396)	$189,836

Note D – Loans

Major classifications of loans are summarized as follows:

	March 31, 2009	December 31, 2008
Construction and development	$316,362,885	$294,648,864
Commercial	75,196,902	79,465,321
Commercial mortgage	479,538,604	470,268,305
Residential mortgage	170,459,515	168,056,143
Installment loans to individuals	12,399,271	12,664,740
Other	497,292	627,172

Gross loans	1,054,454,469	1,025,730,545
Unearned income	(2,482,363)	(2,662,948)
Allowance for loan losses	(33,538,579)	(31,120,376)

Loans, net	$1,018,433,527	$991,947,221

Non-performing assets are as follows:

	March 31, 2009	December 31, 2008
Non-accrual loans:
Construction and development	$43,011,461	$32,369,133
Commercial	2,960,259	1,796,896
Commercial mortgage	4,591,798	3,192,328
Residential mortgage	9,966,618	6,941,885
Installment loans to individuals	179,307	175,670

	60,709,443	44,475,912

Loans contractually past-due 90 days or more:
Construction and development	—	1,055,561
Commercial	73,506	367,719
Commercial mortgage	978,630	1,464,837
Residential mortgage	1,247,745	258,406
Installment loans to individuals	49,792	17,446
Other	55,752	2,968

	2,405,425	3,166,937

Total non-performing loans	63,114,868	47,642,849
Other real estate owned	8,006,645	4,314,290

Total non-performing assets	$71,121,513	$51,957,139

Allowance as a percentage of non-performing assets	47.16%	59.90%
Non-performing assets as a percentage of total assets	6.41%	4.79%

Note E – Allowance For Loan Losses

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2009 and 2008 were as follows:

	March 31, 2009	March 31, 2008
Balance at beginning of year	$31,120,376	$9,423,647
Provision charged to operating expense	4,004,400	455,000
Loans charged-off	(1,595,705)	(316,955)
Recoveries of loans previously charged-off	9,508	2,415

Balance at end of period	$33,538,579	$9,564,107

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	March 31, 2009	December 31, 2008
Land	$1,753,908	$1,753,908
Building and improvements	3,443,002	3,443,002
Leasehold improvements	23,047,056	22,712,139
Furniture and equipment	16,824,264	16,527,393
Construction in progress	3,445,905	3,461,610

	48,514,135	47,898,052
Less accumulated depreciation	(11,965,626)	(11,342,935)

	$36,548,509	$36,555,117

Note G – Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company delayed application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. The adoption of this standard had no impact on the Company in the first quarter of 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in October 2008. FSP No. SFAS 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008 and to all of the Company’s non-financial assets and non-financial liabilities carried at fair value effective January 1, 2009. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial and non-financial instruments could result in a different estimate of fair value at the reporting date. Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Financial assets measured at fair value on a recurring basis include the following:

Available for Sale Securities. Available for sale securities are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s available for sale securities are considered to be Level 2 securities.

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial assets measured at fair value on a non-recurring basis include the following:

Impaired Loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, the observable market price of the loan or the fair value of the collateral. All collateral-dependent loans are measured for impairment based on the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent licensed appraiser outside of the Company using observable market data. This valuation would be considered Level 3. An allowance is allocated to an impaired loan if the carrying value exceeds the estimated fair value. Impaired loans had a carrying amount of $111.1 million, with a valuation allowance of $24.7 million at March 31, 2009.

Other Real Estate Owned. Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions which are based on current market trends and historical loss severities for similar assets. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings in the Company’s consolidated statements of income. Other real estate owned had a carrying amount of $8.0 million at March 31, 2009. For the three months ended March 31, 2009, the Company recorded no losses due to valuation adjustments on other real estate owned property in its consolidated statements of income.

Non-financial assets measured at fair value on a non-recurring basis include the following:

Goodwill. Goodwill requires an impairment review at least annually and more frequently if certain impairment indicators are evident. Goodwill had a carrying amount of $249.5 thousand at March 31, 2009. Based on the annual testing for impairment of goodwill, there have been no impairment charges to date.

Note H – Subsequent Events

Subsequent to March 31, 2009, the Company declared a $0.02 per share cash dividend payable May 29, 2009, to shareholders of record on May 18, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, six branches in Virginia Beach, four branches in Chesapeake, two branches in Portsmouth, one branch in Suffolk, and four branches in North Carolina, located in Powells Point, Waves, Moyock and Kitty Hawk. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Virginia Beach, one mortgage branch office in Gloucester and one mortgage branch office in Richmond, Virginia. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch office in Suffolk, Virginia. Commonwealth Financial Advisors currently has two locations, one in Virginia Beach and one in Norfolk, Virginia.

The Company concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth, Chesapeake and Suffolk, Virginia and Northeastern North Carolina. The Company intends to continue concentrating its banking activities in its current markets, which the Company believes are attractive areas in which to operate.

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting period and should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

•	Our dependence on key personnel;

•	The high level of competition within the banking industry;

•	Our dependence on commercial real estate loans that could be negatively affected by a further downturn in the real estate market;

•	Continued unfavorable economic conditions in the overall national economy as well as in our specific market areas within Hampton Roads, Virginia and Northeastern North Carolina;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	The adequacy of our estimate for known and inherent losses in our loan portfolio;

•	Changes in interest rates;

•	Our ability to manage our growth;

•	Our ability to assess and manage our asset quality;

•	Our ability to maintain internal control over financial reporting;

•	Our ability to raise capital as needed by our business;

•	Our reliance on secondary sources, such as Federal Home Loan Bank advances, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

•	Impacts of implementing various accounting standards;

•	Governmental and regulatory changes that may adversely affect our expenses and cost structure; and

•	Other factors described from time to time in our Securities and Exchange Commission filings.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required. See Note 1 – Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, for further information related to the allowance for loan losses.

New Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2008 Annual Report on form 10-K, except for the following:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”

(“SFAS 157-4”). Under SFAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. SFAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate that the adoption of this statement in the second quarter of 2009 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“SFAS 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” SFAS 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. FAS 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets and liabilities be developed depending on their nature. SFAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2/124-2”). SFAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. SFAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate that the adoption of this statement in the second quarter of 2009 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”). SFAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. SFAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate that the adoption of this statement in the second quarter of 2009 will have a material impact on its consolidated financial statements.

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

Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the three months ended March 31, 2009 and 2008, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2009 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in months)	Aggregate Intrinsic Value
Balance at December 31, 2008	463,732	$17.36
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—

Balance at March 31, 2009	463,732	$17.36	69.96	$(5,730,379)

Balance exercisable at March 31, 2009	463,732	$17.36	69.96	$(5,730,379)

See Note 19—Stock Based Compensation Plans, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, for further information related to stock based compensation.

Financial Condition

Total assets at March 31, 2009 were $1.1 billion, up 2.2% or $24.2 million from December 31, 2008. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $1.0 billion, up $28.9 million or 2.8% from December 31, 2008. The continued loan growth was achieved not only by the high loan demand generated by the low interest rate environment, but also by the presence in new markets as a result of our branch expansion, and by the efforts of the Company’s loan officers to develop new loan relationships combined with the support of existing customers.

As of March 31, 2009, 82.6% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 55.0% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At March 31, 2009, 61.6% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the first quarter of 2009 with deposits at March 31, 2009 reaching a record $807.7 million, an increase of $44.7 million from December 31, 2008. Noninterest-bearing demand deposits increased by $2.8 million or 6.0% and interest-bearing deposits increased by $41.9 million or 5.9%. Time deposits, excluding broker certificates of deposit, increased $14.7 million during the first three months of 2009, with interest-bearing demand and savings accounts decreasing $2.2 million and increasing $423.9 thousand, respectively. Included in time deposits less than $100,000 as of March 31, 2009 and December 31, 2008 are $391.7 million and $362.7 million, respectively in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Also included in time deposits less than $100,000 are $4.7 million in CDARS (Certificate of Deposit Account Registry Service) deposits at March 31, 2009 and December 31, 2008. Management believes the overall growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special promotions and product enhancements, as well as the Company’s continued marketing efforts. The Company’s deposit base is predominantly provided by individuals and businesses located within communities served.

As of March 31, 2009, short-term borrowings (advances from FHLB and FRB) were $112.5 million, compared to $129.1 million outstanding on December 31, 2008. The decrease in short-term borrowings was due to the $44.7 million or 5.9% increase in deposits for the first three months of 2009. With our deposit growth outpacing our loan growth for the quarter ended March 31, 2009, the Company was able to pay down our advances with the FHLB and thus reduce our reliance on borrowings from secondary sources.

Results of Operation

During the first three months of 2009, the Company reported earnings of $581.3 thousand, a decrease of 75.3% over the $2.4 million reported in the first quarter of 2008. Due to the prolonged economic downturn and continued economic uncertainties management elected to provide an additional $4.0 million to its allowance for loan losses during the first quarter of 2009. This is an increase of $3.5 million over the comparable period in 2008. On a per share basis, diluted earnings decreased 76.5% to $0.08 for the quarter ended March 31, 2009 compared to $0.34 for the same period in 2008.

Profitability as measured by the Company’s return on average assets (ROA) was 0.22% and 1.10% for the three months ended March 31, 2009 and 2008, respectively. ROA was impacted by the decrease in net income of 75.3% and by the increase in average assets of $232.3 million or 27.0% from March 31, 2008 to March 31, 2009. The return on average equity (ROE) was 2.20% and 8.30% for the three months ended March 31, 2009 and 2008, respectively. The decrease in ROE is the result of the decrease in net income and the decline in year-to-date average equity of $7.3 million or 6.4% from March 31, 2008 to March 31, 2009. The decrease in year-to-date average equity is the result of our net loss of $3.7 million for the year ended December 31, 2008 and the $2.1 million in common stock repurchased during the same period.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits, short-term borrowings and long-term debt represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $9.2 million for the three months ended March 31, 2009, an increase of $1.1 million or 13.7% over the $8.1 million for the three months ended March 31, 2008.

Total interest and dividend income was $16.5 million for the three months ended March 31, 2009, an increase of $1.1 million or 7.0% over the same period of 2008. Interest income on loans, including fees, increased $1.2 million or 8.0% to $16.4 million for the three months ended March 31, 2009 as compared to the same period in 2008.

Interest expense was $7.3 million for the quarter ended March 31, 2009 and 2008, respectively. The year over year lack of change in interest expense can be attributed to the increase in the Company’s average interest bearing liabilities, which was offset by the decrease in the overall rate paid on these liabilities. Average interest bearing liabilities increased $236.3 million or 34.1% from March 31, 2008 to March 31, 2009. This substantial increase was mostly due to the $177.5 million increase in total deposits as of March 31, 2009 as compared to 2008. The overall rate paid on our interest bearing liabilities decreased 107 basis points between March 31, 2008 and March 31, 2009, which is primarily due to the declining interest rate environment.

The net interest margin, calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s effectiveness in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 3.53% during the first three months of 2009, as compared to 3.96% for the same period in 2008. The compression of our margins from prior year can be attributed to the Federal Reserve lowering the Federal Funds rate 200 basis points between April 2008 and December 2008, along with the continued pressure on deposit pricing and the pricing of some deposit products which lag the decrease in the prime rate, which has an immediate affect on variable loans. In addition, the competitiveness for deposits from the reduction in liquidity throughout the financial markets has kept rates at a high level relative to loan rates.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, the economic environment and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At March 31, 2009, the Company had total allowance for loan losses of $33.5 million or 3.19% of total loans. As a result of the growth in the loan portfolio as well as the continued economic uncertainties, the Company made provisions for loan losses of $4.0 million for the first three months of 2009, an increase of $3.5 million or 780.1% over the same period of 2008. Loan charge-offs for the three months ended March 31, 2009 totaled $1.6 million and recoveries for the same period totaled $9.5 thousand. Net charge-offs as a percentage of average loans outstanding was 0.15% and 0.04% for the quarter ended March 31, 2009 and 2008, respectively.

Non-performing assets were $71.1 million or 6.41% of total assets at March 31, 2009 compared to $9.3 million or 1.05% of total assets at March 31, 2008. Non-performing loans increased $15.5 million in the first three months of 2009 to $63.1 million. Non-performing loans at March 31, 2009 were comprised of one hundred thirty-four (134) loans, which is reflective of the impact of the weak housing market and slowing economy. $60.9 million or 96.6% of the total non-performing loans consists of one hundred one (101) loans which are secured by real estate, of which $43.0 million are construction and development loans. The Company has developed a Loan Impairment Committee to monitor non-performing assets, past due loans, identify potential problem credits and develop action plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee has individually reviewed the underlying collateral value (less cost to sell) on each of these loans as a part of its analysis of impaired loans. As a result of this comprehensive analysis, an $11.1 million specific reserve for loan losses has been established for non-performing loans. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. Based on current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans however, management plans to work with our customers to get through these unprecedented economic times and to minimize any potential credit exposure. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses.

Other real estate owned (“OREO”) totaled $8.0 million and $4.3 million at March 31, 2009 and December 31, 2008, respectively. The balance at March 31, 2009 was comprised of twenty-two (22) properties of which twenty-one (21) were residential. Subsequent to March 31, 2009, one (1) residential property was sold resulting in a gain of $7.5 thousand, four (4) properties are currently under sales contracts and three (3) properties have pending sales contracts. The remaining fourteen (14) properties are being actively marketed and management does not anticipate any material losses associated with these properties. For the three months ended March 31, 2009 and 2008, the Company recorded no losses resulting from valuation adjustments on OREO properties. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition of non-performing and other lower quality assets.

Noninterest income for the three months ended March 31, 2009 equaled $1.3 million, an increase of $58.6 thousand over the amount reported for the same period in 2008. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the three months ended March 31, 2009 was $394.7 thousand as compared to $639.9 thousand for the same period in 2008. The $245.2 thousand or 38.3% decrease is a result of the continued weakness in the economy. Offsetting the reduction in subsidiary revenues for the quarter ended March 31, 2009 was a 4.6% and 18.0% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts as of March 31, 2009 and 2008 were $258.9 thousand and $239.1 thousand, respectively, in non-sufficient funds (“NSF”) fees. Included in other service charges and fees as of March 31, 2009 and 2008 were $100.3 thousand and $90.0 thousand, respectively in ATM fee income. The increases are the result of the expansion of our branch and ATM networks as well as the record increases in deposits and the corresponding number of deposit accounts.

Noninterest expense represents the overhead expenses of the Company. Costs associated with handling our substantial asset and liability growth, including the expansion of our branch network, resulted in increases to almost every component of noninterest expense. Noninterest expense for the three months ended March 31, 2009 totaled $5.6 million, an increase of $318.0 thousand over the $5.2 million recorded during the quarter ended March 31, 2008. The ratio of annualized noninterest expense to year-to-date average total assets was 2.06% and 2.45% for the quarters ended March 31, 2009 and 2008, respectively.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 53.15% for the three months ended March 31, 2009, as compared to 56.36% for the comparable period in 2008.

Salaries and employee benefits, the largest component of noninterest expense, decreased by $285.0 thousand or 10.2% over the $2.8 million reported during the first three months of 2008. The decrease was primarily due to reduced accruals related to profit sharing and incentive expense and a reduction in volume-based commission expensed for the mortgage and investment services. Occupancy expense increased $190.9 thousand for the three months ended March 31, 2009 as compared to the same period in 2008. This increase relates to the addition of four new branch locations subsequent to March 31, 2008. Other noninterest operating expenses, which includes a grouping of numerous transactions relating to normal banking operations, increased $341.7 thousand for the three months ended March 31, 2009, a 27.9% increase over the comparable period for 2008. The increase was comprised of increases of $67.7 thousand, $68.4 thousand and $266.1 thousand to Bank Franchise Taxes, FDIC Insurance and expenses related to OREO properties, respectively, which were offset by a $76.3 thousand reduction in advertising and marketing expense.

For the three months ended March 31, 2009 and 2008, income tax expense was $297.8 thousand and $1.2 million, respectively. The Company’s effective tax rate for each of the three month periods ended March 31, 2009 and March 31, 2008 was 33.3% and 34.6%, respectively.

Capital Resources

Total stockholders’ equity for the Company increased $140.8 thousand, or 0.13%, to $106.5 million at March 31, 2009 compared to $106.4 million at December 31, 2008. The increase in total stockholders’ equity for the first three months of 2009 was the result of our earnings of $581.3 thousand and the issuance of common stock in the amount of $115.4 thousand, which was offset by the payment of cash dividends totaling $548.1 thousand.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At March 31, 2009, the Bank’s risk-adjusted capital ratios were 11.63% for Tier 1 and 12.91% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of March 31, 2009. To further bolster the Bank’s capital position, during the quarter ended March 31, 2009 Commonwealth Bankshares invested an additional $15.0 million into the Bank.

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

Cash Dividends

In compliance with the Company’s dividend payout policy, on February 27, 2009, the Company paid a cash dividend of 8.0 cents per share, totaling $548.1 thousand. On February 29, 2008, the Company paid a cash dividend of 8.0 cents per share, totaling $554.5 thousand.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 22 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

The Company’s contractual obligations consist of operating lease obligations, FHLB and FRB borrowings, trust preferred capital notes, industrial development revenue bond borrowings, standby letters of credit and commitments to extend credit. There have been no material changes to the contractual obligations disclosed in the 2008 Form 10-K.

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

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $13.2 million as of March 31, 2009. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $70.0 million, the ability to borrow from the Federal Reserve Discount Window up to $192.8 million and from the Federal Home Loan Bank of Atlanta up to $177.6 million. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, including the use of broker certificates of deposit, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

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

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal proceedings

As of March 31, 2009, there were no legal proceedings against the Company.

Item 1A.	Risk factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered sales of equity securities and use of proceeds

We announced an open ended program in May 2007 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During the first three months of 2009, we repurchased no shares of our common stock.

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

Commonwealth Bankshares, Inc.
(Registrant)

Date: May 11, 2009	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date: May 11, 2009	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President
& Chief Financial Officer