Form 10-Q
period 2009-06-30
COMMONWEALTH BANKSHARES INC
filed 2009-08-10
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Common Stock, $2.066 Par Value – 6,886,973 shares as of July 29, 2009

Commonwealth Bankshares, Inc.

Page
PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
June 30, 2009
December 31, 2008

Consolidated Statements of Income	4
Three months ended June 30, 2009
Three months ended June 30, 2008
Six months ended June 30, 2009
Six months ended June 30, 2008

Consolidated Statements of Comprehensive Income	5
Six months ended June 30, 2009
Six months ended June 30, 2008

Consolidated Statements of Equity	6
Six months ended June 30, 2009
Year ended December 31, 2008
Year ended December 31, 2007

Consolidated Statements of Cash Flows	7
Six months ended June 30, 2009
Six months ended June 30, 2008

Notes to Consolidated Financial Statements	8 - 14

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15 - 24

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4 – CONTROLS AND PROCEDURES	24 - 25

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	25

ITEM 1A – RISK FACTORS	25

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25 - 26

ITEM 5 – OTHER INFORMATION	26

ITEM 6 – EXHIBITS	26

SIGNATURES	27

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$9,068,429	$10,921,888
Interest bearing deposits in banks	200,627	200,384
Federal funds sold	405,528	550,095

Total cash and cash equivalents	9,674,584	11,672,367

Investment securities:
Available for sale, at fair market value	5,156,107	6,861,311
Held to maturity, at amortized cost (fair market value was $177,119 and $189,836, respectively)	177,151	191,232

Total investment securities	5,333,258	7,052,543

Equity securities, restricted, at cost	9,388,250	10,959,050

Loans	1,056,469,717	1,023,067,597
Allowance for loan losses	(22,259,757)	(31,120,376)

Loans, net	1,034,209,960	991,947,221

Premises and equipment, net	36,066,088	36,555,117
Other real estate owned	13,572,902	4,314,290
Deferred tax assets	11,244,580	12,402,798
Accrued interest receivable	4,964,059	5,698,425
Other assets	10,574,273	4,692,346

Total assets	$1,135,027,954	$1,085,294,157

Liabilities and Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$47,131,641	$47,258,681
Interest-bearing	833,266,816	715,747,724

Total deposits	880,398,457	763,006,405

Short-term borrowings	67,603,503	129,095,503
Long-term debt	50,000,000	55,295,936
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,126,030	2,202,431
Other liabilities	6,864,411	8,297,066

Total liabilities	1,027,611,401	978,516,341
Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,886,975 and 6,851,417 shares issued and outstanding in 2009 and 2008, respectively	14,228,489	14,155,028
Additional paid-in capital	63,836,147	63,757,066
Retained earnings	28,901,040	28,421,313
Accumulated other comprehensive income	18,710	38,839

Total stockholders’ equity	106,984,386	106,372,246
Noncontrolling interests	432,167	405,570

Total equity	107,416,553	106,777,816

Total liabilities and equity	$1,135,027,954	$1,085,294,157

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest and dividend income:
Loans, including fees	$16,720,550	$15,323,415	$33,086,164	$30,470,620
Investment securities:
Taxable	61,048	87,104	125,716	175,484
Tax exempt	7,908	11,434	16,763	22,807
Dividend income, equity securities, restricted	23,476	132,385	50,867	266,862
Other interest income	1,073	3,797	2,534	9,900

Total interest and dividend income	16,814,055	15,558,135	33,282,044	30,945,673

Interest expense:
Deposits	6,325,072	5,821,727	12,601,411	11,612,782
Short-term borrowings	158,818	442,999	361,719	1,092,887
Long-term debt	483,701	534,783	963,679	1,070,137
Trust preferred capital notes	326,534	326,534	649,479	656,655

Total interest expense	7,294,125	7,126,043	14,576,288	14,432,461

Net interest income	9,519,930	8,432,092	18,705,756	16,513,212

Provision for loan losses	3,496,000	800,000	7,500,400	1,255,000

Net interest income after provision for loan losses	6,023,930	7,632,092	11,205,356	15,258,212

Noninterest income:
Service charges on deposit accounts	314,290	363,721	627,465	663,233
Other service charges and fees	238,222	218,391	457,793	404,528
Mortgage brokerage income	243,030	297,067	480,718	593,742
Title insurance income	186,795	210,055	328,399	442,711
Investment service income	45,511	74,881	60,928	185,472
Other	109,676	77,501	462,765	173,898

Total noninterest income	1,137,524	1,241,616	2,418,068	2,463,584

Noninterest expense:
Salaries and employee benefits	2,458,342	2,592,412	4,962,647	5,381,740
Net occupancy expense	996,367	841,824	2,002,306	1,656,894
Furniture and equipment expense	516,270	449,067	1,008,356	870,689
Other operating expense	2,278,718	1,321,568	3,843,158	2,544,336

Total noninterest expense	6,249,697	5,204,871	11,816,467	10,453,659

Income before provision for income taxes	911,757	3,668,837	1,806,957	7,268,137
Provision for income taxes	317,115	1,272,308	614,923	2,519,295

Net income	594,642	2,396,529	1,192,034	4,748,842
Less: Net income (loss) attributable to noncontrolling interests	10,505	(5,995)	26,597	(9,815)

Net income attributable to the Company	$584,137	$2,402,524	$1,165,437	$4,758,657

Basic earnings per share attributable to the Company's common stockholders	$0.09	$0.35	$0.17	$0.69

Diluted earnings per share attributable to the Company's common stockholders	$0.09	$0.35	$0.17	$0.68

Dividends paid per common share	$0.02	$0.08	$0.10	$0.16

Basic weighted average shares outstanding	6,882,437	6,935,206	6,872,198	6,935,192
Diluted weighted average shares outstanding	6,882,437	6,953,464	6,872,198	6,961,386

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Six months ended
	June 30, 2009	June 30, 2008
Net income	$1,192,034	$4,748,842
Other comprehensive income, net of income tax:
Net change in unrealized (loss) on securities available for sale	(20,129)	(24,680)

Comprehensive income	1,171,905	4,724,162
Less: Comprehensive income (loss) attributable to noncontrolling interests	26,597	(9,815)

Comprehensive income attributable to the Company	$1,145,308	$4,733,977

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Equity

Six Months Ended June 30, 2009, and Years Ended December 31, 2008 and 2007

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2007	6,844,975	$14,141,719	$63,965,840	$25,123,140	$(5,320)	$61,208	$103,286,587
Comprehensive income:
Net income	—	—	—	11,166,911	—	11,817	11,178,728
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	27,400	—	27,400

Total comprehensive income							11,206,128

Issuance of common stock	86,012	177,699	1,048,005	—	—	—	1,225,704
Common stock repurchased	(15,400)	(31,816)	(293,375)	—	—	—	(325,191)
Stock based compensation expense-options issued	—	—	22,050	—	—	—	22,050
						—
Cash dividends - $0.28 per share	—	—	—	(1,928,079)	—	—	(1,928,079)
Cash dividends - Noncontrolling interests	—	—	—	—	—	(14,048)	(14,048)

Balance, December 31, 2007	6,915,587	14,287,602	64,742,520	34,361,972	22,080	58,977	113,473,151
Comprehensive (loss):
Net loss	—	—	—	(3,739,069)	—	(34,695)	(3,773,764)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	16,759	—	16,759

Total comprehensive (loss)							(3,757,005)

Issuance of common stock	77,156	159,406	782,792	—	—	—	942,198
Common stock repurchased	(141,326)	(291,980)	(1,768,246)	—	—	—	(2,060,226)
Contributions from noncontrolling interest holder	—	—	—	—	—	390,000	390,000
Cash dividends - $0.32 per share	—	—	—	(2,201,590)	—	—	(2,201,590)
Cash dividends - Noncontrolling interests	—	—	—	—	—	(8,712)	(8,712)

Balance, December 31, 2008	6,851,417	14,155,028	63,757,066	28,421,313	38,839	405,570	106,777,816
Comprehensive income:
Net income	—	—	—	1,165,437	—	26,597	1,192,034
Change in unrealized (loss) on securities available for sale, net of tax effect	—	—	—	—	(20,129)	—	(20,129)

Total comprehensive income							1,171,905

Issuance of common stock	35,558	73,461	79,081	—	—	—	152,542
Cash dividends - $0.10 per share	—	—	—	(685,710)	—	—	(685,710)

Balance, June 30, 2009	6,886,975	$14,228,489	$63,836,147	$28,901,040	$18,710	$432,167	$107,416,553

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2009	June 30, 2008
Operating activities:
Net income	$1,192,034	$4,748,842
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,500,400	1,255,000
Depreciation and amortization	1,271,661	980,847
Gain on the sale of premises and equipment	—	(3,720)
Loss on other real estate owned	26,761	59,374
Net amortization of premiums and accretion of discounts on investments securities	2,051	(4,777)
Gain on the sale of investment securities available for sale	(1,691)	—
Deferred tax assets	1,168,588	(511,061)
Net change in:
Accrued interest receivable	734,366	161,774
Other assets	(5,881,927)	(1,281,550)
Accrued interest payable	(76,401)	(200,705)
Other liabilities	(1,432,655)	(753,988)

Net cash provided by operating activities	4,503,187	4,450,036

Investing activities:
Purchase of investment securities available for sale	—	(1,519,719)
Purchase of equity securities, restricted	(885,900)	(5,619,900)
Net purchase of premises and equipment	(782,632)	(8,324,298)
Net change in loans	(62,112,959)	(111,316,898)
Improvements to other real estate owned	(143,316)	—
Proceeds from:
Calls and maturities of investment securities held to maturity	13,872	12,563
Sales and maturities of investment securities available for sale	1,674,554	1,570,996
Sales of equity securities, restricted	2,456,700	5,090,000
Sale of premises and equipment	—	4,000
Sale of other real estate owned	3,207,763	896,965

Net cash used in investing activities	(56,571,918)	(119,206,291)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	(6,517,733)	7,693,599
Time deposits	50,007,785	10,952,441
Brokered time deposits	73,902,000	89,814,000
Short-term borrowings	(61,492,000)	6,625,200
Long-term debt	(5,000,000)	—
Principal payments on long-term debt	(295,936)	(26,112)
Dividends reinvested and sale of stock	152,542	479,337
Dividends paid to stockholders	(685,710)	(1,109,892)
Dividends paid to noncontrolling interests	—	(5,885)
Contributions from noncontrolling interests	—	390,000
Common stock repurchased	—	(2,060,226)

Net cash provided by financing activities	50,070,948	112,752,462

Net (decrease) in cash and cash equivalents	(1,997,783)	(2,003,793)
Cash and cash equivalents, January 1	11,672,367	9,337,398

Cash and cash equivalents, June 30	$9,674,584	$7,333,605

Supplemental cash flow disclosure:
Interest paid during the period	$14,552,689	$14,633,166

Income taxes paid during the period	$1,684,000	$2,820,000

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$12,349,820	$2,195,585

Sale of other real estate owned financed by bank loans	$2,291,213	$910,000

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust II (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage, Commonwealth Financial Advisors, LLC, Commonwealth Property Associates, LLC and WOV Properties, LLC, are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Parent owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to this Trust is reported as a liability of the Parent.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events for potential recognition and/or disclosure through August 10, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

Note B – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income attributable to the Company	$584,137	$2,402,524	$1,165,437	$4,758,657
Weighted average shares outstanding	6,882,437	6,935,206	6,872,198	6,935,192

Basic earnings per common share attributable to the Company’s common stockholders	$0.09	$0.35	$0.17	$0.69

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,882,437	6,935,206	6,872,198	6,935,192
Effect of stock options	—	18,258	—	26,194

Diluted average shares outstanding	6,882,437	6,953,464	6,872,198	6,961,386

Diluted earnings per common share attributable to the Company’s common stockholders	$0.09	$0.35	$0.17	$0.68

Options to acquire 463,732 and 420,474 shares of common stock were not included in computing diluted earnings per common share for the three months ended June 30, 2009 and 2008, respectively, because their effects were anti-dilutive. Options to acquire 463,732 and 296,570 shares of common stock were not included in computing diluted earnings per common share for the six months ended June 30, 2009 and 2008, respectively, because their effects were anti-dilutive.

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2009

Available for sale:
U.S. Government and agency securities	$4,000,384	$19,620	$—	$4,020,004
Mortgage-backed securities	482,957	5,945	(2,054)	486,848
State and municipal securities	644,418	4,837	—	649,255

	$5,127,759	$30,402	$(2,054)	$5,156,107

Held to maturity:
Mortgage-backed securities	$177,151	$301	$(333)	$177,119

	$177,151	$301	$(333)	$177,119

December 31, 2008

Available for sale:
U.S. Government and agency securities	$5,500,548	$60,867	$—	$5,561,415
Mortgage-backed securities	527,570	2,883	(9,506)	520,947
State and municipal securities	774,346	4,603	—	778,949

	$6,802,464	$68,353	$(9,506)	$6,861,311

Held to maturity:
Mortgage-backed securities	$191,232	$—	$(1,396)	$189,836

	$191,232	$—	$(1,396)	$189,836

Note D—Loans

Major classifications of loans are summarized as follows:

	June 30, 2009	December 31, 2008
Construction and development	$257,268,344	$294,648,864
Commercial	75,361,832	79,465,321
Commercial mortgage	545,935,774	470,268,305
Residential mortgage	167,716,185	168,056,143
Installment loans to individuals	12,237,063	12,664,740
Other	451,464	627,172

Gross loans	1,058,970,662	1,025,730,545
Unearned income	(2,500,945)	(2,662,948)
Allowance for loan losses	(22,259,757)	(31,120,376)

Loans, net	$1,034,209,960	$991,947,221

Non-performing assets are as follows:

	June 30, 2009	December 31, 2008
Non-accrual loans:
Construction and development	$38,979,681	$32,369,133
Commercial	2,436,361	1,796,896
Commercial mortgage	5,405,552	3,192,328
Residential mortgage	10,771,220	6,941,885
Installment loans to individuals	183,627	175,670

	57,776,441	44,475,912

Loans contractually past-due 90 days or more:
Construction and development	2,158,480	1,055,561
Commercial	24,477	367,719
Commercial mortgage	869,144	1,464,837
Residential mortgage	1,088,415	258,406
Installment loans to individuals	—	17,446
Other	736	2,968

	4,141,252	3,166,937

Total non-performing loans	61,917,693	47,642,849
Other real estate owned	13,572,902	4,314,290

Total non-performing assets	$75,490,595	$51,957,139

Allowance as a percentage of non-performing assets	29.49%	59.90%
Non-performing assets as a percentage of total assets	6.65%	4.79%

Note E – Allowance for Loan Losses

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2009 and 2008 were as follows:

	June 30, 2009	June 30, 2008
Balance at beginning of year	$31,120,376	$9,423,647
Provision charged to operating expense	7,500,400	1,255,000
Loans charged-off	(16,385,543)	(496,536)
Recoveries of loans previously charged-off	24,524	2,927

Balance at end of period	$22,259,757	$10,185,038

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	June 30, 2009	December 31, 2008
Land	$1,753,908	$1,753,908
Building and improvements	6,435,350	3,443,002
Leasehold improvements	22,932,668	22,712,139
Furniture and equipment	17,107,888	16,527,393
Construction in progress	450,870	3,461,610

	48,680,684	47,898,052
Less accumulated depreciation	(12,614,596)	(11,342,935)

	$36,066,088	$36,555,117

Note G – Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, Effective Date of FASB Statement No. 157, the Company delayed application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. The adoption of this standard had no impact on the Company in the first six months of 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in October 2008. FSP No. SFAS 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

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

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
	(in thousands)
Assets
Available for sale securities	$—	$5,156	$—	$5,156

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial assets measured at fair value on a non-recurring basis include the following:

Impaired Loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, the observable market price of the loan or the fair value of the collateral. All collateral-dependent loans are measured for impairment based on the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent licensed appraiser outside of the Company using observable market data. This valuation would be considered Level 3. An allowance is allocated to an impaired loan if the carrying value exceeds the estimated fair value. Impaired loans had a carrying amount of $118.9 million, with a valuation allowance of $13.3 million at June 30, 2009.

Other Real Estate Owned. Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions which are based on current market trends and historical loss severities for similar assets. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings in the Company’s consolidated statements of income. Other real estate owned had a carrying amount of $13.6 million at June 30, 2009. For the six months ended June 30, 2009, the Company recorded no losses due to valuation adjustments on other real estate owned property in its consolidated statements of income.

The following table summarizes financial assets measured at fair value on a non-recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
	(in thousands)
Assets
Impaired loans	$—	$—	$105,596	$105,596
Other real estate owned	$—	$—	$13,573	$13,573

Non-financial assets measured at fair value on a non-recurring basis include the following:

Goodwill. Goodwill requires an impairment review at least annually and more frequently if certain impairment indicators are evident. Goodwill had a carrying amount of $249.5 thousand at June 30, 2009. Based on the annual testing for impairment of goodwill, there have been no impairment charges to date.

SFAS 107, Disclosures about Fair Value of Financial Instruments, as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below:

Cash and Cash Equivalents. The carrying amounts of cash and short-term instruments approximate fair values.

Equity Securities. The carrying amount approximates fair value.

Investment Securities. Fair values are based on published market prices or dealer quotes. Available-for-sale securities are carried at their aggregate fair value.

Loans, Net. For loans receivable with short-term and/or variable characteristics, the total receivables outstanding approximate fair value. The fair value of other loans is estimated by discounting the future cash flows using the build up approach to discount rate construction. Components of the discount rate include a risk free rate, credit quality component and a service charge component.

Accrued Interest Receivable and Accrued Interest Payable. The carrying amount approximates fair value.

Deposits. The fair value of noninterest bearing deposits and deposits with no defined maturity, by SFAS No. 107 definition, is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using the build up approach to discount rate construction. Components of the discount rate include a risk free rate, credit quality component and a service charge component.

Short-Term Borrowings. The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.

Long-Term Debt. The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Loan Commitments, Standby and Commercial Letters of Credit. Fair values for off-balance sheet lending commitments approximate the contract or notional value taking into account the remaining terms of the agreement and the counterparties’ credit standings. The fair values of these items are not significant and are not included in the following table.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$9,675	$9,675	$11,672	$11,672
Investment securities	5,333	5,333	7,053	7,051
Equity securities	9,388	9,388	10,959	10,959
Loans, net	1,034,210	1,077,337	991,947	1,042,324
Accrued interest receivable	4,964	4,964	5,698	5,698
Deposits	880,398	901,416	763,006	788,103
Short-term borrowings	67,604	67,604	129,096	129,096
Long-term debt	50,000	54,457	55,296	61,841
Accrued interest payable	2,126	2,126	2,202	2,202

Note H – Subsequent Events

The Company has no events to report subsequent to June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 is effective for the Company’s financial statements for periods ending after September 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it establishes that the Company must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 became effective for the Company’s financial statements for financial periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“SFAS 157-4”). Under SFAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. SFAS 157-4 became effective for the Company’s financial statements for financial periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2/124-2”). SFAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. SFAS 115-2/124-2 became effective for the Company’s financial statements for financial periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”). SFAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. SFAS 107-1 and APB 28-1 became effective for the Company’s financial statements for financial periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the six months ended June 30, 2009 and 2008, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2009 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life ( in months)	Aggregate Intrinsic Value
Balance at December 31, 2008	463,732	$17.36
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—

Balance at June 30, 2009	463,732	$17.36	66.96	$(5,674,731)

Balance exercisable at June 30, 2009	463,732	$17.36	66.96	$(5,674,731)

See Note 19 - Stock Based Compensation Plans, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, for further information related to stock based compensation.

Financial Condition

Total assets at June 30, 2009 were $1.1 billion, up 4.6% or $49.7 million from December 31, 2008. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $1.0 billion, up $33.4 million or 3.3% from December 31, 2008. The continued loan growth was achieved not only by the high loan demand generated by the low interest rate environment, but also by the presence in new markets as a result of our branch expansion, and by the efforts of the Company’s loan officers to develop new loan relationships combined with the support of existing customers.

As of June 30, 2009, 83.0% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 62.1% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At June 30, 2009, 67.4% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the second quarter of 2009 with deposits at June 30, 2009 reaching a record $880.4 million, an increase of $117.4 million from December 31, 2008. Noninterest-bearing demand deposits decreased by $127.0 thousand or 0.3% and interest-bearing deposits increased by $117.5 million or 16.4%. Time deposits, excluding broker certificates of deposit, increased $50.0 million during the first six months of 2009, with interest-bearing demand and savings accounts decreasing $7.2 million and increasing $832.8 thousand, respectively. Included in time deposits less than $100,000 as of June 30, 2009 and December 31, 2008 are $436.6 million and $362.7 million, respectively in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Also included in time deposits less than $100,000 are $1.0 million and $4.7 million in CDARS (Certificate of Deposit Account Registry Service) deposits at June 30, 2009 and December 31, 2008. Management believes the overall growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special promotions and product enhancements, as well as the Company’s continued marketing efforts. The Company’s core deposit base is predominantly provided by individuals and businesses located within communities served.

As of June 30, 2009, short-term borrowings (advances from FHLB and FRB) were $67.6 million, compared to $129.1 million outstanding on December 31, 2008. The decrease in short-term borrowings was due to the $117.4 million or 15.4% increase in deposits for the first six months of 2009. With our deposit growth continuing to outpace our loan growth for the six months ended June 30, 2009, the Company was able to pay down our advances with the FHLB and thus reduce our reliance on borrowings from secondary sources.

Results of Operation

During the first six months of 2009, the Company reported earnings of $1.2 million, a decrease of 75.5% over the $4.8 million reported in the first six months of 2008. Due to the prolonged economic downturn and continued economic uncertainties management elected to provide an additional $7.5 million to its allowance for loan losses during the first six months of 2009. This is an increase of $6.2 million over the comparable period in 2008. On a per share basis, diluted earnings decreased 75.0% to $0.17 for the six months ended June 30, 2009 compared to $0.68 for the same period in 2008. Net income for the quarter ended June 30, 2009 totaled $584.1 thousand, a decrease of 75.7% or $1.8 million over the amount reported in the second quarter of 2008. During the second quarter of 2009, management elected to provide $3.5 million to its allowance for loan losses. This is an increase of $2.7 million over the same period in 2008. Diluted earnings per share equaled $0.09 for the three months ended June 30, 2009 compared to earnings of $0.35 for the same period in 2008.

Profitability as measured by the Company’s return on average assets (ROA) was 0.21% and 1.08% for the six months ended June 30, 2009 and 2008, respectively. ROA was impacted by the decrease in net income of 75.5% and by the increase in average assets of $220.0 million or 24.7% from June 30, 2008 to June 30, 2009. The return on average equity (ROE) was 2.20% and 8.31% for the six months ended June 30, 2009 and 2008, respectively. The decrease in ROE is the result of the decrease in net income and the decline in year-to-date average equity of $8.1 million or 7.0% from June 30, 2008 to June 30, 2009. The decrease in year-to-date average equity is the result of our net loss of $3.7 million for the year ended December 31, 2008 and the $2.1 million in common stock repurchased during the same period. For the quarter ended June 30, 2009, ROA was 0.21% and ROE was 2.19%.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits, short-term borrowings and long-term debt represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $18.7 million for the six months ended June 30, 2009, an increase of $2.2 million or 13.3% over the $16.5 million for the six months ended June 30, 2008. For the quarter ended June 30, 2009, net interest income was $9.5 million, an increase of $1.1 million or 12.9% over the comparable period in 2008.

Total interest and dividend income was $33.3 million for the six months ended June 30, 2009, an increase of $2.3 million or 7.5% over the same period of 2008. Interest income on loans, including fees, increased $2.6 million or 8.6% to $33.1 million for the six months ended June 30, 2009 as compared to the same period in 2008. For the quarter ended June 30, 2009, total interest and dividend income was $16.8 million and interest income on loans, including fees, was $16.7 million, an increase of 8.1% and 9.1%, respectively over the comparable period in 2008.

Interest expense was $14.6 million and $14.4 million for the six months ended June 30, 2009 and 2008, respectively. Interest expense for the second quarter of 2009 was $7.3 million, as compared to $7.1 million for the second quarter of 2008. The slight increase in interest expense can be attributed to the increase in the Company’s average interest bearing liabilities, which was offset by the decrease in the overall rate paid on these liabilities. Average interest bearing liabilities increased $225.3 million or 31.4% from June 30, 2008 to June 30, 2009. This substantial increase was mostly due to the $199.6 million increase in total deposits as of June 30, 2009 as compared to 2008. The overall rate paid on our interest bearing liabilities decreased 92 basis points between June 30, 2008 and June 30, 2009, which is primarily due to the declining interest rate environment.

The net interest margin, calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s effectiveness in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 3.53% during the first six months of 2009, as compared to 3.92% for the same period in 2008. The compression of our margins from prior year can be attributed to the Federal Reserve lowering the Federal Funds rate 175 basis points between October 2008 and December 2008, along with the continued pressure on deposit pricing and the pricing of some deposit products which lag the decrease in the prime rate, which has an immediate affect on variable loans. In addition, the competitiveness for deposits from the reduction in liquidity throughout the financial markets has kept rates at a high level relative to loan rates. Also contributing to the compression of our margins was the increase in the balance of non-accruing loans which further lowered interest income. For the quarter ended June 30, 2009, the net interest margin was 3.52% compared to 3.88% for the second quarter in 2008.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, the economic environment and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At June 30, 2009, the Company had total allowance for loan losses of $22.3 million or 2.11% of total loans. As a result of the growth in the loan portfolio as well as the continued economic uncertainties, the Company made provisions for loan losses of $7.5 million for the first six months of 2009, an increase of $6.2 million or 497.6% over the same period of 2008. Loan charge-offs for the six months ended June 30, 2009 totaled $16.4 million and recoveries for the same period totaled $24.5 thousand. Of the $16.4 million in loan charge-offs as of June 30, 2009, substantially all of the amount was comprised of relationships with specific reserve allocations previously established. Net charge-offs as a percentage of average loans outstanding was 1.56% and 0.06% for the six months ended June 30, 2009 and 2008, respectively.

Non-performing assets were $75.5 million or 6.65% of total assets at June 30, 2009 compared to $12.2 million or 1.27% of total assets at June 30, 2008. Non-performing loans increased $14.3 million in the first six months of 2009 to $61.9 million. Non-performing loans at June 30, 2009 were comprised of one hundred twenty-four (124) loans, which is reflective of the impact of the weak housing market and slowing economy. $59.3 million or 95.7% of the total non-performing loans are comprised of ninety-seven (97) loans secured by real estate, of which $41.1 million are construction and development loans. The Company has developed a Loan Impairment Committee to monitor non-performing assets, past due loans, identify potential problem credits and develop action plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee has individually reviewed the underlying collateral value (less cost to sell) on each of these loans as a part of its analysis of impaired loans. As a result of this comprehensive analysis, an $8.5 million specific reserve for loan losses has been established for non-performing loans. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. Based on current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans however, management plans to work with our customers to get through these unprecedented economic times and to minimize any potential credit exposure. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses.

Other real estate owned (“OREO”) totaled $13.6 million and $4.3 million at June 30, 2009 and December 31, 2008, respectively. The balance at June 30, 2009 was comprised of twenty-six (26) properties of which twenty-two (22) were residential properties. For the three months ended June 30, 2009, new foreclosures included fourteen (14) properties totaling $8.6 million, of which $6.0 million represented eleven (11) residential properties. OREO sales for the three and six months ended June 30, 2009 consisted of ten (10) residential properties and one (1) commercial property and resulted in a net gain of $42.8 thousand. Subsequent to June 30, 2009, there was one (1) residential property under contract for sale. The remaining properties are being actively marketed and management does not anticipate any material losses associated with these properties. For the three and six months ended June 30, 2009 and 2008, the Company recorded no losses resulting from valuation adjustments on OREO properties. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition of non-performing and other lower quality assets.

Noninterest income for the six months ended June 30, 2009 equaled $2.4 million, a slight decrease of $45.5 thousand from the amount reported for the same period in 2008. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the six months ended June 30, 2009 were $870.0 thousand as compared to $1.2 million for the same period in 2008. The $351.9 thousand or 28.8% decrease is a result of the continued weakness in the economy, specifically in the housing market. Offsetting the reduction in subsidiary revenues for the six months ended June 30, 2009 was a 5.4% decrease and a 13.2% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts for the six months ended June 30, 2009 and 2008 were $511.0 thousand and $549.9 thousand, respectively, in non-sufficient funds (“NSF”) fees. Included in other service charges and fees for the six months ended June 30, 2009 and 2008 were $226.3 thousand and $197.2 thousand, respectively in ATM fee income. The overall increase is the result of the expansion of our branch and ATM networks as well as the record increases in deposits and the corresponding number of deposit accounts. For the three months ended June 30, 2009, noninterest income was $1.1 million, down $104.1 thousand, or 8.4% from the comparable period in 2008. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the three months ended June 30, 2009 were $475.3 thousand as compared to $582.0 thousand for the same period in 2008. For the three months ended June 30, 2009, there was a 13.6% decrease and a 9.1% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts for the three months ended June 30, 2009 and 2008 was $252.1 thousand and $310.8 thousand, respectively, in non-sufficient funds (“NSF”) fees. Included in other service charges and fees for the three months ended June 30, 2009 and 2008 was $126.0 thousand and $107.3 thousand, respectively in ATM fee income.

Noninterest expense represents the overhead expenses of the Company. Costs associated with handling our substantial asset and liability growth, including the expansion of our branch network, resulted in increases to almost every component of noninterest expense. Noninterest expense for the six months ended June 30, 2009 totaled $11.8 million, an increase of $1.4 million over the $10.5 million recorded during the comparable period in 2008. For the quarter ended June 30, 2009, noninterest expense was $6.2 million, an increase of $1.0 million over the $5.2 million recorded during the quarter ended June 30, 2008. The ratio of annualized noninterest expense to year-to-date average total assets was 2.15% and 2.36% for the six months ended June 30, 2009 and 2008, respectively. The ratio of annualized noninterest expense to quarter-to-date average total assets was 2.23% and 2.28% for the three months ended June 30, 2009 and 2008, respectively.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 55.90% and 58.60% for the six months and three months ended June 30, 2009, as compared to 55.03% and 53.75% for the comparable period in 2008.

Salaries and employee benefits, the largest component of noninterest expense, decreased by $419.1 thousand or 7.8% to $5.0 million for the six months ended June 30, 2009 compared to the $5.4 million reported during the first six months of 2008. The decrease was primarily due to reduced accruals related to profit sharing and incentive expense and a reduction in volume-based commission expensed for the mortgage and investment services. For the quarter ended June 30, 2009, salaries and employee benefits decreased $134.1 thousand to $2.5 million compared to $2.6 million for the quarter ended June 30, 2008. Occupancy expense increased $345.4 thousand for the six months ended June 30, 2009 compared to the same period in 2008. For the quarter ended June 30, 2009, occupancy expense increased $154.5 thousand or 18.4% over the $841.8 thousand reported in the second quarter of 2008. This increase relates to the addition of four new branch locations in 2008, three of which opened subsequent to June 30, 2008. Other noninterest operating expenses, which includes a grouping of numerous transactions relating to normal banking operations, increased $1.3 million for the six months ended June 30, 2009, a 51.0% increase over the comparable period for 2008. The increase was comprised of increases of $98.2 thousand, $635.7 thousand and $595.3 thousand in bank franchise taxes, FDIC insurance and expenses related to OREO properties, respectively, which were offset by a $147.2 thousand reduction in advertising and marketing expense. For the quarter ended June 30, 2009, other noninterest operating expenses increased $957.2 thousand or 72.4% over the $1.3 million reported in the second quarter of 2008. The increase was comprised of increases of $30.5 thousand, $567.3 thousand and $329.2 thousand in bank franchise taxes, FDIC insurance and expenses related to OREO properties, respectively, which was offset by a reduction of $70.9 thousand in advertising and marketing expense. During the second quarter of 2009, the FDIC increased deposit insurance costs for all banks and levied a special one time assessment to replenish the Deposit Insurance Fund.

Income tax expense for the six months ended June 30, 2009, and 2008 was $614.9 thousand and $2.5 million, respectively. For the three months ended June 30, 2009 and 2008, income tax expense was $317.1 thousand and $1.3 million, respectively. The Company’s effective tax rate was 34.0% and 34.8% for the six months and three months ended June 30, 2009, compared to 34.7% for the comparable periods in 2008.

Capital Resources

Total stockholders’ equity for the Company increased $612.1 thousand, or 0.58%, to $107.0 million at June 30, 2009 compared to $106.4 million at December 31, 2008. The increase in total stockholders’ equity for the first six months of 2009 was the result of our earnings of $1.2 million, which was offset by the payment of cash dividends totaling $685.7 thousand.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At June 30, 2009, the Bank’s risk-adjusted capital ratios were 11.44% for Tier 1 and 12.70% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of June 30, 2009. To further bolster the Bank’s capital position, during the first quarter of 2009 Commonwealth Bankshares invested an additional $15.0 million into the Bank.

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

Cash Dividends

In compliance with the Company’s dividend payout policy, on February 27, 2009, the Company paid a cash dividend of 8.0 cents per share, totaling $548.1 thousand. On May 29, 2009, the Company paid a cash dividend of 2.0 cents per share, totaling $137.6 thousand. Total dividends of 10 cents per share paid during the six months ended June 30, 2009 were down 37.5% from the 16 cents per share paid during the same period in 2008. The Company’s dividend payout ratio for the six months ended June 30, 2009 and 2008 was 58.84% and 23.32%, respectively. For the three months ended June 30, 2009 and 2008, the dividend payout ratio was 23.56% and 23.12%, respectively.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 22 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

The Company’s contractual obligations consist of operating lease obligations, FHLB and FRB borrowings, trust preferred capital notes, standby letters of credit and commitments to extend credit. There have been no material changes to the contractual obligations disclosed in the 2008 Form 10-K.

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

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $14.8 million as of June 30, 2009. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $70.0 million, the ability to borrow from the Federal Reserve Discount Window up to $100.8 million and from the Federal Home Loan Bank of Atlanta up to $193.5 million. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, including the use of broker certificates of deposit, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal proceedings

As of June 30, 2009, there were no legal proceedings against the Company.

Item 1A.	Risk factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered sales of equity securities and use of proceeds

We announced an open ended program in May 2007 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During the first six months of 2009, we repurchased no shares of our common stock.

Item 3.	Defaults upon senior securities

There were no defaults upon senior securities during the quarter.

Item 4.	Submission of matters to a vote of security holders

The Annual Meeting of Shareholders was held on July 28, 2009. Of the 6,886,975 shares entitled to vote at the meeting, 6,243,084 voted. The following matters were voted on at the meeting.

Proposal I:	The Shareholders of the Company elected three members of the Board of Directors for three year terms as Class III directors until the Annual Meeting of Shareholders in 2012. Votes for each nominee were as follows:

	For	Withheld
Laurence C. Fentriss	5,824,737	418,347
Edward J. Woodard, Jr., CLBB	5,725,959	517,125
Raju V. Uppalapati	5,772,344	470,740

The following Class I and Class II directors whose terms expire in 2010 and 2011 continued in office: E. Carlton Bowyer, Ph.D., Morton Goldmeier, William D. Payne, M.D., Richard J. Tavss, Herbert L. Perlin, Kenneth J. Young and Thomas W. Moss, Jr.

Proposal II:	The Shareholders of the Company defeated a shareholder proposal relating to the declassification of the Board of Directors. The vote was as follows:

For	Against	Abstain
1,936,173	3,500,575	19,018

Proposal III:	The Shareholders of the Company defeated a shareholder proposal relating to advisory shareholder voting on executive compensation. The vote was as follows:

For	Against	Abstain
1,193,840	4,248,125	13,801

Item 5.	Other information

None.

Item 6.	Exhibits

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

Commonwealth Bankshares, Inc.
(Registrant)

Date: August 10, 2009	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board, President and Chief Executive Officer

Date: August 10, 2009	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President & Chief Financial Officer