Form 10-Q
period 2009-09-30
COMMONWEALTH BANKSHARES INC
filed 2009-11-09
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

Common Stock, $2.066 Par Value – 6,887,564 shares as of October 26, 2009

Commonwealth Bankshares, Inc.

Page
PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
September 30, 2009
December 31, 2008

Consolidated Statements of Operations	4
Three months ended September 30, 2009
Three months ended September 30, 2008
Nine months ended September 30, 2009
Nine months ended September 30, 2008

Consolidated Statements of Comprehensive Income	5
Nine months ended September 30, 2009
Nine months ended September 30, 2008

Consolidated Statements of Equity	6
Nine months ended September 30, 2009
Year ended December 31, 2008
Year ended December 31, 2007

Consolidated Statements of Cash Flows	7
Nine months ended September 30, 2009
Nine months ended September 30, 2008

Notes to Consolidated Financial Statements	8 - 16

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16 - 25

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4 – CONTROLS AND PROCEDURES	25 - 26

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	26

ITEM 1A – RISK FACTORS	26

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

ITEM 5 – OTHER INFORMATION	27

ITEM 6 – EXHIBITS	27

SIGNATURES	28

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$5,154,958	$10,921,888
Interest bearing deposits in banks	23,638,434	200,384
Federal funds sold	1,328,172	550,095

Total cash and cash equivalents	30,121,563	11,672,367

Investment securities:
Available for sale, at fair market value	5,623,280	6,861,311
Held to maturity, at amortized cost (fair market value was $169,035 and $189,836, respectively)	169,071	191,232

Total investment securities	5,792,351	7,052,543

Equity securities, restricted, at cost	9,388,250	10,959,050

Loans	1,053,827,824	1,023,067,597
Allowance for loan losses	(41,041,223)	(31,120,376)

Loans, net	1,012,786,601	991,947,221

Premises and equipment, net	36,385,996	36,555,117
Other real estate owned	14,079,294	4,314,290
Deferred tax assets	15,487,647	12,402,798
Accrued interest receivable	4,956,323	5,698,425
Other assets	16,186,058	4,692,346

Total assets	$1,145,184,084	$1,085,294,157

Liabilities and Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$47,619,696	$47,258,681
Interest-bearing	913,306,085	715,747,724

Total deposits	960,925,781	763,006,405

Short-term borrowings	5,000,000	129,095,503
Long-term debt	50,000,000	55,295,936
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,202,778	2,202,431
Other liabilities	11,444,542	8,297,066

Total liabilities	1,050,192,101	978,516,341
Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,887,564 and 6,851,417 shares issued and outstanding in 2009 and 2008, respectively	14,229,707	14,155,028
Additional paid-in capital	63,838,616	63,757,066
Retained earnings	16,468,003	28,421,313
Accumulated other comprehensive income	15,702	38,839

Total stockholders’ equity	94,552,028	106,372,246
Noncontrolling interests	439,955	405,570

Total equity	94,991,983	106,777,816

Total liabilities and equity	$1,145,184,084	$1,085,294,157

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest and dividend income:
Loans, including fees	$16,170,222	$16,591,408	$49,256,386	$47,062,028
Investment securities:
Taxable	53,294	89,623	179,010	265,107
Tax exempt	7,434	11,490	24,197	34,297
Dividend income, equity securities, restricted	67,600	83,751	118,467	350,613
Other interest income	3,594	5,072	6,128	14,972

Total interest and dividend income	16,302,144	16,781,344	49,584,188	47,727,017

Interest expense:
Deposits	6,662,360	6,081,569	19,263,771	17,694,351
Short-term borrowings	66,807	498,906	428,526	1,591,793
Long-term debt	491,571	540,625	1,455,250	1,610,762
Trust preferred capital notes	330,121	330,122	979,600	986,777

Total interest expense	7,550,859	7,451,222	22,127,147	21,883,683

Net interest income	8,751,285	9,330,122	27,457,041	25,843,334

Provision for loan losses	21,909,200	20,000,000	29,409,600	21,255,000

Net interest income (expense) after provision for loan losses	(13,157,915)	(10,669,878)	(1,952,559)	4,588,334

Noninterest income:
Service charges on deposit accounts	339,287	399,643	966,752	1,062,876
Other service charges and fees	239,688	221,936	697,481	626,464
Mortgage brokerage income	183,928	255,289	664,646	849,031
Title insurance income	149,460	214,949	477,859	657,660
Investment service income	232,216	62,775	293,144	248,247
Loss on other real estate owned	(490,682)	(40,411)	(447,868)	(99,785)
Other	74,858	129,267	494,809	303,165

Total noninterest income	728,755	1,243,448	3,146,823	3,647,658

Noninterest expense:
Salaries and employee benefits	2,305,246	1,672,921	7,267,893	7,054,661
Net occupancy expense	970,167	959,000	2,972,473	2,615,894
Furniture and equipment expense	526,976	480,474	1,535,332	1,351,163
Other operating expense	2,701,041	1,341,193	6,544,199	3,826,155

Total noninterest expense	6,503,430	4,453,588	18,319,897	14,847,873

(Loss) before income taxes	(18,932,590)	(13,880,018)	(17,125,633)	(6,611,881)
Income tax (benefit)	(6,507,341)	(4,779,143)	(5,892,418)	(2,259,848)

Net (loss)	(12,425,249)	(9,100,875)	(11,233,215)	(4,352,033)
Less: Net income (loss) attributable to noncontrolling interests	7,788	(10,612)	34,385	(20,427)

Net (loss) attributable to the Company	$(12,433,037)	$(9,090,263)	$(11,267,600)	$(4,331,606)

Basic (loss) per share attributable to the Company’s common stockholders	$(1.81)	$(1.33)	$(1.64)	$(0.63)

Diluted (loss) per share attributable to the Company’s common stockholders	$(1.81)	$(1.33)	$(1.64)	$(0.63)

Dividends paid per common share	$—	$0.08	$0.10	$0.24

Basic weighted average shares outstanding	6,887,172	6,821,315	6,877,244	6,896,956
Diluted weighted average shares outstanding	6,887,172	6,836,813	6,877,244	6,920,420

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Nine months ended
	September 30, 2009	September 30, 2008
Net (loss)	$(11,233,215)	$(4,352,033)
Other comprehensive income, net of income tax:
Net change in unrealized (loss) on securities available for sale	(23,137)	(55,909)

Comprehensive (loss)	(11,256,352)	(4,407,942)
Less: Comprehensive income (loss) attributable to noncontrolling interests	34,385	(20,427)

Comprehensive (loss) attributable to the Company	$(11,290,737)	$(4,387,515)

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Equity

Nine Months Ended September 30, 2009, and Years Ended December 31, 2008 and 2007

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2007	6,844,975	$14,141,719	$63,965,840	$25,123,140	$(5,320)	$61,208	$103,286,587
Comprehensive income:
Net income	—	—	—	11,166,911	—	11,817	11,178,728
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	27,400	—	27,400

Total comprehensive income							11,206,128

Issuance of common stock	86,012	177,699	1,048,005	—	—	—	1,225,704
Common stock repurchased	(15,400)	(31,816)	(293,375)	—	—	—	(325,191)
Stock based compensation expense-options issued	—	—	22,050	—	—	—	22,050
Cash dividends – $0.28 per share	—	—	—	(1,928,079)	—	—	(1,928,079)
Cash dividends – Noncontrolling interests	—	—	—	—	—	(14,048)	(14,048)

Balance, December 31, 2007	6,915,587	14,287,602	64,742,520	34,361,972	22,080	58,977	113,473,151
Comprehensive (loss):
Net (loss)	—	—	—	(3,739,069)	—	(34,695)	(3,773,764)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	16,759	—	16,759

Total comprehensive (loss)							(3,757,005)

Issuance of common stock	77,156	159,406	782,792	—	—	—	942,198
Common stock repurchased	(141,326)	(291,980)	(1,768,246)	—	—	—	(2,060,226)
Contributions from noncontrolling interest holder	—	—	—	—	—	390,000	390,000
Cash dividends – $0.32 per share	—	—	—	(2,201,590)	—	—	(2,201,590)
Cash dividends – Noncontrolling interests	—	—	—	—	—	(8,712)	(8,712)

Balance, December 31, 2008	6,851,417	14,155,028	63,757,066	28,421,313	38,839	405,570	106,777,816
Comprehensive (loss):
Net income (loss)	—	—	—	(11,267,600)	—	34,385	(11,233,215)
Change in unrealized (loss) on securities available for sale, net of tax effect	—	—	—	—	(23,137)	—	(23,137)

Total comprehensive (loss)							(11,256,352)

Issuance of common stock	36,147	74,679	81,550	—	—	—	156,229
Cash dividends – $0.10 per share	—	—	—	(685,710)	—	—	(685,710)

Balance, September 30, 2009	6,887,564	$14,229,707	$63,838,616	$16,468,003	$15,702	$439,955	$94,991,983

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2009	September 30, 2008
Operating activities:
Net (loss)	$(11,233,215)	$(4,352,033)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Provision for loan losses	29,409,600	21,255,000
Depreciation and amortization	1,926,981	1,536,774
Gain on the sale of premises and equipment	(997)	(3,720)
Loss on other real estate owned	776,395	99,785
Net amortization of premiums and accretion of discounts on investments securities	2,640	(7,170)
Gain on the sale of investment securities available for sale	(1,691)	—
Deferred tax assets	(3,072,930)	(7,593,807)
Net change in:
Accrued interest receivable	742,102	(509,355)
Other assets	(11,493,712)	(738,864)
Accrued interest payable	347	(247,005)
Other liabilities	3,147,476	(204,751)

Net cash provided by operating activities	10,202,996	9,234,854

Investing activities:
Purchase of investment securities available for sale	(2,496,250)	(3,533,927)
Purchase of equity securities, restricted	(885,900)	(9,406,900)
Net purchase of premises and equipment	(1,808,840)	(11,538,101)
Net change in loans	(69,460,869)	(179,356,775)
Improvements to other real estate owned	(247,273)	—
Proceeds from:
Calls and maturities of investment securities held to maturity	21,845	38,081
Sales and maturities of investment securities available for sale	3,698,592	3,606,258
Sales of equity securities, restricted	2,456,700	8,981,800
Sale of premises and equipment	51,977	4,000
Sale of other real estate owned	8,917,763	1,758,422

Net cash used in investing activities	(59,752,255)	(189,447,142)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	(2,141,917)	7,607,355
Time deposits	116,630,293	(4,894,737)
Brokered time deposits	83,431,000	177,086,000
Short-term borrowings	(124,095,503)	4,295,292
Long-term debt	(5,000,000)	—
Principal payments on long-term debt	(295,936)	(26,112)
Dividends reinvested and sale of stock	156,229	656,839
Dividends paid to stockholders	(685,710)	(1,655,232)
Dividends paid to noncontrolling interests	—	(8,712)
Contributions from noncontrolling interests	—	390,000
Common stock repurchased	—	(2,060,226)

Net cash provided by financing activities	67,998,456	181,390,467

Net increase in cash and cash equivalents	18,449,197	1,178,179
Cash and cash equivalents, January 1	11,672,367	9,337,398

Cash and cash equivalents, September 30	$30,121,564	$10,515,577

Supplemental cash flow disclosure:
Interest paid during the period	$22,126,800	$22,130,688

Income taxes paid during the period	$1,684,000	$4,230,000

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$19,259,622	$2,845,873

Sale of other real estate owned financed by bank loans	$4,550,213	$1,360,000

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. Based on this evaluation, the Company has no events to report.

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Note B – Earnings Per Share

Basic (loss) per share is computed by dividing net (loss) by the weighted average number of shares of common stock outstanding. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net (loss) attributable to the Company	$(12,433,037)	$(9,090,263)	$(11,267,600)	$(4,331,606)
Weighted average shares outstanding	6,887,172	6,821,315	6,877,244	6,896,956

Basic (loss) per common share attributable to the Company’s common stockholders	$(1.81)	$(1.33)	$(1.64)	$(0.63)

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,887,172	6,821,315	6,877,244	6,896,956
Effect of stock options	—	15,498	-	23,464

Diluted average shares outstanding	6,887,172	6,836,813	6,877,244	6,920,420

Diluted (loss) per common share attributable to the Company’s common stockholders	$(1.81)	$(1.33)	$(1.64)	$(0.63)

Options to acquire 463,732 and 420,474 shares of common stock were not included in computing diluted (loss) per common share for the three months ended September 30, 2009 and 2008, respectively, because their effects were anti-dilutive. Options to acquire 463,732 and 348,479 shares of common stock were not included in computing diluted (loss) per common share for the nine months ended September 30, 2009 and 2008, respectively, because their effects were anti-dilutive.

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2009

Available for sale:
U.S. Government and agency securities	$4,496,255	$16,055	$—	$4,512,310
Mortgage-backed securities	458,780	4,919	(1,987)	461,712
State and municipal securities	644,454	4,804	—	649,258

	$5,599,489	$25,778	$(1,987)	$5,623,280

Held to maturity:
Mortgage-backed securities	$169,071	$356	$(392)	$169,035

	$169,071	$356	$(392)	$169,035

December 31, 2008

Available for sale:
U.S. Government and agency securities	$5,500,548	$60,867	$—	$5,561,415
Mortgage-backed securities	527,570	2,883	(9,506)	520,947
State and municipal securities	774,346	4,603	—	778,949

	$6,802,464	$68,353	$(9,506)	$6,861,311

Held to maturity:
Mortgage-backed securities	$191,232	$—	$(1,396)	$189,836

	$191,232	$—	$(1,396)	$189,836

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008 aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2009
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	5,131	29	232,074	1,958	237,205	1,987
State and municipal securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,131	$29	$232,074	$1,958	$237,205	$1,987

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2008
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	349,929	7,251	63,142	2,255	413,071	9,506
State and municipal securities	—	—	—	—	—	—

Total temporarily impaired securities	$349,929	$7,251	$63,142	$2,255	$413,071	$9,506

The unrealized loss positions at September 30, 2009 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions of less than 12 months duration at September 30, 2009 included 2 federal agency mortgage-backed securities. Securities with losses of one year or greater duration included 4 federal agency mortgage-backed securities.

No impairment has been recognized on any securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

A maturity schedule of investment securities as of September 30, 2009 us as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due:
In one year or less	$2,969,999	$2,978,439	$—	$—
After one year through five years	1,174,455	1,177,135	—	—
After five years through ten years	996,255	1,005,994	—	—
After ten years	—	—	—	—

	5,140,709	5,161,568	—	—
Mortgage-backed securities	458,780	461,712	169,071	169,035

	$5,599,489	$5,623,280	$169,071	$169,035

At September 30, 2009 and December 31, 2008, the Company had investment securities with carrying values of $5,486,600 and $6,458,376, respectively, pledged to secure public deposits, and $28,996 and $32,348, respectively, pledged to secure treasury, tax and loan deposits.

Note D – Loans

Major classifications of loans are summarized as follows:

	September 30, 2009	December 31, 2008
Construction and development	$255,439,598	$294,648,864
Commercial	76,435,630	79,465,321
Commercial mortgage	539,867,779	470,268,305
Residential mortgage	171,981,204	168,056,143
Installment loans to individuals	11,951,235	12,664,740
Other	479,553	627,172

Gross loans	1,056,154,999	1,025,730,545
Unearned income	(2,327,175)	(2,662,948)
Allowance for loan losses	(41,041,223)	(31,120,376)

Loans, net	$1,012,786,601	$991,947,221

Non-performing assets are as follows:

	September 30, 2009	December 31, 2008
Non-accrual loans:
Construction and development	$42,569,287	$32,369,133
Commercial	2,631,720	1,796,896
Commercial mortgage	14,563,725	3,192,328
Residential mortgage	10,776,796	6,941,885
Installment loans to individuals	213,315	175,670

	70,754,843	44,475,912

Loans contractually past-due 90 days or more:
Construction and development	63,917	1,055,561
Commercial	363,919	367,719
Commercial mortgage	—	1,464,837
Residential mortgage	—	258,406
Installment loans to individuals	—	17,446
Other	760	2,968

	428,596	3,166,937

Total non-performing loans	71,183,439	47,642,849
Other real estate owned	14,079,294	4,314,290

Total non-performing assets	$85,262,733	$51,957,139

Allowance as a percentage of non-performing assets	48.14%	59.90%
Non-performing assets as a percentage of total assets	7.45%	4.79%

Note E – Allowance for Loan Losses

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 were as follows:

	September 30, 2009	September 30, 2008
Balance at beginning of year	$31,120,376	$9,423,647
Provision charged to operating expense	29,409,600	21,255,000
Loans charged-off	(19,529,088)	(630,389)
Recoveries of loans previously charged-off	40,335	3,873

Balance at end of period	$41,041,223	$30,052,131

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	September 30, 2009	December 31, 2008
Land	$2,189,418	$1,753,908
Building and improvements	8,581,354	3,443,002
Leasehold improvements	21,528,731	22,712,139
Furniture and equipment	17,212,472	16,527,393
Construction in progress	—	3,461,610

	49,511,975	47,898,052
Less accumulated depreciation	(13,125,979)	(11,342,935)

	$36,385,996	$36,555,117

Note G – Deferred Income Taxes

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (DTA) of approximately $15.5 million and $12.4 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors. Management is considering certain transactions that would increase the likelihood that a DTA will be realized. Execution of certain transactions may be considered viable but changing market conditions, tax laws, and other factors could affect the success thereof. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2009 will be fully realized and therefore no valuation allowance was recorded. However, the Company can give no assurance that in the future its DTA will not be impaired since such determination is based on projections of future earnings and the possible effect of the certain transactions, which are subject to uncertainty and estimates that may change given economic conditions and other factors. Due to the uncertainty of estimates and projections, it is reasonably possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred in the nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company has recorded income taxes receivable of approximately $5.3 million and $609.7 thousand, respectively, which are included in other assets on the accompanying consolidated balance sheets.

Note H – Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

FASB ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
	(in thousands)
Assets
Available for sale securities	$—	$5,623	$—	$5,623

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial assets measured at fair value on a non-recurring basis include the following:

Impaired Loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, the observable market price of the loan or the fair value of the collateral. All collateral-dependent loans are measured for impairment based on the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent licensed appraiser outside of the Company using observable market data. This valuation would be considered Level 3. An allowance is allocated to an impaired loan if the carrying value exceeds the estimated fair value. Impaired loans had a carrying amount of $159.4 million, with a valuation allowance of $20.4 million at September 30, 2009.

Other Real Estate Owned. Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions which are based on current market trends and historical loss severities for similar assets. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings in the Company’s consolidated statements of operations. Other real estate owned had a carrying amount of $14.1 million at September 30, 2009. For the nine months ended September 30, 2009, the Company recorded $554.4 thousand in losses due to valuation adjustments on other real estate owned property in its consolidated statements of operations.

The following table summarizes financial assets measured at fair value on a non-recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
	(in thousands)
Assets
Impaired loans	$—	$—	$139,028	$139,028
Other real estate owned	$—	$—	$14,079	$14,079

Non-financial assets measured at fair value on a non-recurring basis include the following:

Goodwill. Goodwill requires an impairment review at least annually and more frequently if certain impairment indicators are evident. Goodwill had a carrying amount of $249.5 thousand at September 30, 2009. Based on the annual testing for impairment of goodwill, there have been no impairment charges to date.

FASB ASC Topic 825 “Financial Instruments” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and financial liabilities are discussed below:

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

Accrued Interest Receivable and Accrued Interest Payable. The carrying amount approximates fair value.

Deposits. The fair value of noninterest bearing deposits and deposits with no defined maturity, by FASB ASC Topic 825 definition, is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using the build up approach to discount rate construction. Components of the discount rate include a risk free rate, credit quality component and a service charge component.

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

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$30,122	$30,122	$11,672	$11,672
Investment securities	5,792	5,792	7,053	7,051
Equity securities	9,388	9,388	10,959	10,959
Loans, net	1,012,787	1,051,115	991,947	1,042,324
Accrued interest receivable	4,956	4,956	5,698	5,698
Deposits	960,926	985,776	763,006	788,103
Short-term borrowings	5,000	5,000	129,096	129,096
Long-term debt	50,000	54,655	55,296	61,841
Accrued interest payable	2,203	2,203	2,202	2,202

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Company on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, six branches in Virginia Beach, four branches in Chesapeake, two branches in Portsmouth, one branch in Suffolk, and four branches in North Carolina, located in Powells Point, Waves, Moyock and Kitty Hawk. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Virginia Beach and one mortgage branch office in Gloucester, Virginia. Executive Title Center currently operates one title insurance branch office in Norfolk and one title insurance branch office in Suffolk, Virginia. Commonwealth Financial Advisors currently has two locations, one in Virginia Beach and one in Norfolk, Virginia.

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

Forward-Looking Statements

Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•	Our dependence on key personnel;

•	The high level of competition within the banking industry;

•	Our dependence on commercial real estate loans that could be negatively affected by a further downturn in the real estate market;

•	Continued unfavorable economic conditions in the overall national economy as well as in our specific market areas within Hampton Roads, Virginia and Northeastern North Carolina;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	The adequacy of our estimate for known and inherent losses in our loan portfolio;

•	Changes in interest rates;

•	Our ability to manage our growth;

•	Our ability to assess and manage our asset quality;

•	Our ability to maintain internal control over financial reporting;

•	Our ability to raise capital as needed by our business;

•	Our reliance on secondary sources, such as Federal Home Loan Bank advances, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

•	Impacts of implementing various accounting standards;

•	Governmental and regulatory changes that may adversely affect our expenses and cost structure; and

•	Other factors described from time to time in our SEC filings.

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

New Accounting Pronouncements

As discussed in Note A – Basis of Presentation, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162”, which was primarily codified into FASB ASC Topic 105 “Generally Accepted Accounting Standards”. This guidance will become the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. This guidance became effective for the Company’s financial statements for financial periods ending after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company’s consolidated financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which has not yet been codified in the FASB ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This guidance will be effective January 1, 2010. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”, which was primarily codified into FASB ASC Topic 860 “Transfers and Servicing”. This guidance amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance will be effective January 1, 2010. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which was primarily codified into FASB ASC Topic 855 “Subsequent Events”. This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it establishes that the Company must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. This guidance requires disclosure of the date through which an entity has evaluated subsequent events. This guidance became effective for the Company’s financial statements for financial periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2/124-2”), which was primarily codified into FASB ASC Topic 320 “Investments – Debt and Equity Securities”. This guidance for debt securities requires a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an other-than-temporary impairment (OTTI) write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. This guidance also extends disclosure requirements related to debt and equity securities to interim reporting periods. This guidance became effective for the Company’s financial statements for financial periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements. The adoption of this guidance resulted in additional disclosures surrounding the debt and equity securities of the Company, which are included in Note C – Investment Securities.

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which was primarily codified into FASB ASC Topic 825 “Financial Instruments”. This guidance requires disclosures about fair value of financial instruments in interim and annual financial statements. This guidance became effective for the Company’s financial statements for financial periods ending after June 15, 2009. The adoption of this guidance resulted in additional disclosures surrounding the interim fair values of the Company’s financial instruments, which are included in Note G – Fair Value Measurements.

Stock Compensation Plans

The Company has stock option plans that provide for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company. Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Share-based compensation expense is recorded in salary and employee benefits. Substantially, all employee stock options are awarded at the end of the year as part of an employee’s overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the nine months ended September 30, 2009 and 2008, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2009 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in months)	Aggregate Intrinsic Value
Balance at December 31, 2008	463,732	$17.36
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—

Balance at September 30, 2009	463,732	$17.36	63.96	$(5,637,632)

Balance exercisable at September 30, 2009	463,732	$17.36	63.96	$(5,637,632)

See Note 19 – Stock Based Compensation Plans, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, for further information related to stock based compensation.

Financial Condition

Total assets at September 30, 2009 were $1.1 billion, up 5.5% or $59.9 million from December 31, 2008. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $1.0 billion, up $30.8 million or 3.0% from December 31, 2008. The continued loan growth was achieved not only by the high loan demand generated by the low interest rate environment, but also by the presence in new markets as a result of our branch expansion, and by the efforts of the Company’s loan officers to develop new loan relationships combined with the support of existing customers.

As of September 30, 2009, 82.5% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 61.9% of these commercial loans are collateralized with real estate, and accordingly do not represent an unfavorable risk. At September 30, 2009, 67.4% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the third quarter of 2009 with deposits at September 30, 2009 reaching a record $960.9 million, an increase of $197.9 million from December 31, 2008. Noninterest-bearing demand deposits increased by $361.0 thousand or 0.8% and interest-bearing deposits increased by $197.6 million or 27.6%. Time deposits, excluding broker certificates of deposit, increased $116.6 million during the first nine months of 2009, with interest-bearing demand and savings accounts decreasing $3.1 million and increasing $574.6 thousand, respectively. Included in time deposits less than $100,000 as of September 30, 2009 and December 31, 2008 are $446.1 million and $362.7 million, respectively in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Also included in time deposits less than $100,000 are CDARS (Certificate of Deposit Account Registry Service) and QwickRate deposits. As of September 30, 2009 and December 31, 2008, the Company had $1.0 million and $4.7 million in CDARS deposits, respectively. As of September 30, 2009 and December 31, 2008, the Company had $1.3 million and $0 in QwickRate deposits, respectively. Management believes the overall growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special promotions and product enhancements, as well as the Company’s continued marketing efforts. The Company’s core deposit base is predominantly provided by individuals and businesses located within communities served.

As of September 30, 2009, short-term borrowings (advances from FHLB and FRB) were $5.0 million, compared to $129.1 million outstanding on December 31, 2008. The decrease in short-term borrowings was due to the $197.9 million or 25.9% increase in deposits for the first nine months of 2009. With our deposit growth continuing to outpace our loan growth for the nine months ended September 30, 2009, the Company was able to pay down our advances with the FHLB and thus reduce our reliance on borrowings from secondary sources.

Results of Operation

During the first nine months of 2009, the Company reported a loss of $11.3 million, an increase of 160.1% over the loss of $4.3 million reported in the first nine months of 2008. Due to the prolonged economic downturn and continued economic uncertainties management elected to provide an additional $29.4 million to its allowance for loan losses during the first nine months of 2009. This is an increase of $8.2 million over the comparable period in 2008. On a per share basis, our diluted loss increased 160.3% to $1.64 for the nine months ended September 30, 2009 compared to $0.63 for the same period in 2008. Net loss for the quarter ended September 30, 2009 totaled $12.4 million, an increase of 36.8% or $3.3 million over the amount reported in the second quarter of 2008. During the third quarter of 2009, management elected to provide $21.9 million to its allowance for loan losses. This is an increase of $1.9 million over the same period in 2008. Diluted loss per share equaled $1.81 for the three months ended September 30, 2009 compared to a loss of $1.33 per share for the same period in 2008.

Profitability as measured by the Company’s return on average assets (ROA) was (1.34%) and (0.63%) for the nine months ended September 30, 2009 and 2008, respectively. ROA was impacted by the increase in the net loss of 160.1% and by the increase in average assets of $198.1 million or 21.5% from September 30, 2008 to September 30, 2009. The return on average equity (ROE) was (14.07%) and (5.01%) for the nine months ended September 30, 2009 and 2008, respectively. The decrease in ROE is the result of the increase in the net loss and the decline in year-to-date average equity of $8.3 million or 7.2% from September 30, 2008 to September 30, 2009. The decrease in year-to-date average equity is the result of our net loss of $3.7 million for the year ended December 31, 2008 and the $2.1 million in common stock repurchased during the same period. For the quarter ended September 30, 2009, ROA was (4.32%) and ROE was (45.98%).

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits, short-term borrowings and long-term debt represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $27.5 million for the nine months ended September 30, 2009, an increase of $1.6 million or 6.2% over the $25.8 million for the nine months ended September 30, 2008. For the quarter ended September 30, 2009, net interest income was $8.8 million, a decrease of $578.8 thousand or 6.2% over the comparable period in 2008.

Total interest and dividend income was $49.6 million for the nine months ended September 30, 2009, an increase of $1.9 million or 3.9% over the same period of 2008. Interest income on loans, including fees, increased $2.2 million or 4.7% to $49.3 million for the nine months ended September 30, 2009 as compared to the same period in 2008. For the quarter ended September 30, 2009, total interest and dividend income was $16.3 million and interest income on loans, including fees, was $16.2 million, decreases of 2.9% and 2.5%, respectively over the comparable period in 2008. Contributing to this decrease was the increase in the balance of non-accruing loans during the quarter which further lowered interest income.

Interest expense was $22.1 million and $21.9 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense for the third quarter of 2009 was $7.6 million, as compared to $7.5 million for the third quarter of 2008. The slight increase in interest expense can be attributed to the increase in the Company’s average interest bearing liabilities, which was offset by the decrease in the overall rate paid on these liabilities. Average interest bearing liabilities increased $205.3 million or 27.4% from September 30, 2008 to September 30, 2009. This substantial increase was mostly due to the $208.8 million increase in total deposits as of September 30, 2009 as compared to 2008. The overall rate paid on our interest bearing liabilities decreased 81 basis points between September 30, 2008 and September 30, 2009, which is primarily due to the declining interest rate environment.

The net interest margin, calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s effectiveness in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 3.42% during the first nine months of 2009, as compared to 3.93% for the same period in 2008. The compression of our margins from prior year can be attributed to the Federal Reserve lowering the Federal Funds rate 175 basis points between October 2008 and December 2008, along with the continued pressure on deposit pricing and the pricing of some deposit products which lag the decrease in the prime rate, which has an immediate affect on variable loans. In addition, the competitiveness for deposits from the reduction in liquidity throughout the financial markets has kept rates at a high level relative to loan rates. Also contributing to the compression of our margins was the increase in the balance of non-accruing loans which further lowered interest income. For the quarter ended September 30, 2009, the net interest margin was 3.22% compared to 3.95% for the third quarter in 2008.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, the economic environment and other factors, both internal and external that may affect the quality and future loss experience of the credit portfolio. At September 30, 2009, the Company had total allowance for loan losses of $41.0 million or 3.89% of total loans. As a result of the growth in the loan portfolio as well as the continued economic uncertainties, the Company made provisions for loan losses of $29.4 million for the first nine months of 2009, an increase of $8.2 million or 38.4% over the same period of 2008. Loan charge-offs for the nine months ended September 30, 2009 totaled $19.5 million and recoveries for the same period totaled $40.3 thousand. Of the $19.5 million in loan charge-offs as of September 30, 2009, substantially the entire amount was comprised of relationships with specific reserve allocations previously established. Net charge-offs as a percentage of average loans outstanding was 1.85% and 0.07% for the nine months ended September 30, 2009 and 2008, respectively.

Non-performing assets were $85.3 million or 7.45% of total assets at September 30, 2009 compared to $33.1 million or 3.24% of total assets at September 30, 2008. Non-performing loans increased $23.5 million in the first nine months of 2009 to $71.2 million. Non-performing loans at September 30, 2009 were comprised of one hundred twenty-three (123) loans, which is reflective of the impact of the weak housing market and slowing economy. $69.1 million or 97.1% of the total non-performing loans are comprised of one hundred four (104) loans secured by real estate, of which $42.6 million are construction and development loans. The Company has developed a Loan Impairment Committee to monitor non-performing assets, past due loans, identify potential problem credits and develop action plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee has individually reviewed the underlying collateral value (less cost to sell) on each of these loans as a part of its analysis of impaired loans. As a result of this comprehensive analysis, a $13.3 million specific reserve for loan losses has been established for non-performing loans. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. Based on current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans however, management plans to work with our customers to get through these unprecedented economic times and to minimize any potential credit exposure. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses.

Other real estate owned (“OREO”) totaled $14.1 million and $4.3 million at September 30, 2009 and December 31, 2008, respectively. The balance at September 30, 2009 was comprised of thirty-eight (38) properties of which twenty (20) were residential properties. For the three months ended September 30, 2009, new foreclosures included sixteen (16) properties totaling $6.9 million, of which $2.1 million represented five (5) residential properties. OREO sales for the three months ended September 30, 2009 consisted of one (1) residential property, two (2) residential lots and one (1) commercial property and resulted in a net gain of $63.7 thousand. As of September 30, 2009, there was one (1) residential property and two (2) residential lots under contract for sale. Subsequent to September 30, 2009, the one (1) residential property and one (1) of the residential lots sold resulting in a net gain of $24.0 thousand. The remaining properties are being actively marketed and management does not anticipate any material losses associated with these properties. For the three and nine months ended September 30, 2009, the Company recorded $554.4 thousand in losses resulting from valuation adjustments on OREO properties as compared to none in the comparable 2008 periods. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition of non-performing and other lower quality assets.

Noninterest income for the nine months ended September 30, 2009 equaled $3.1 million, a decrease of $500.8 thousand from the amount reported for the same period in 2008. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the nine months ended September 30, 2009 were $1.4 million as compared to $1.8 million for the same period in 2008. The $319.3 thousand or 18.2% decrease is a result of the continued weakness in the economy, specifically in the housing market. Offsetting the reduction in subsidiary revenues for the nine months ended September 30, 2009 was a 9.0% decrease and an 11.3% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts for the nine months ended September 30, 2009 and 2008 were $784.6 thousand and $904.2 thousand, respectively, in non-sufficient funds (“NSF”) fees. Included in other service charges and fees for the nine months ended September 30, 2009 and 2008 were $353.3 thousand and $310.0 thousand, respectively in ATM fee income. For the nine months ended September 30, 2009 and 2008, the Company recorded losses on other real estate owned (OREO) totaling $447.9 thousand and $99.8 thousand, respectively. For 2009, $106.5 thousand relates to gains on the sale of OREO, while the remaining amount was for losses resulting from valuation adjustments as mentioned above. For 2008, the entire amount was for losses on the sale of OREO. For the three months ended September 30, 2009, noninterest income was $728.8 thousand, down $514.7 thousand, or 41.4% from the comparable period in 2008. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the three months ended September 30, 2009 were $565.6 thousand as compared to $533.0 thousand for the same period in 2008. For the three months ended September 30, 2009, there was a 15.1% decrease and a 7.7% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts for the three months ended September 30, 2009 and 2008 was $273.6 thousand and $354.3 thousand, respectively, in non-sufficient funds (“NSF”) fees. Included in other service charges and fees for the three months ended September 30, 2009 and 2008 was $127.1 thousand and $112.8 thousand, respectively in ATM fee income. For the three months ended September 30, 2009 and 2008, the Company recorded losses on OREO totaling $490.7 thousand and $40.4 thousand, respectively. For 2009, $63.7 thousand relates to gains on the sale of OREO, while the remaining amount was for losses resulting from valuation adjustments as mentioned above. For 2008, the entire amount was for losses on the sale of OREO.

Noninterest expense represents the overhead expenses of the Company. Costs associated with handling our substantial asset and liability growth, including the expansion of our branch network, resulted in increases to every component of noninterest expense. Noninterest expense for the nine months ended September 30, 2009 totaled $18.3 million, an increase of $3.5 million over the $14.8 million recorded during the comparable period in 2008. For the quarter ended September 30, 2009, noninterest expense was $6.5 million, up $2.0 million or 46.0% from the same period in 2008. The ratio of annualized noninterest expense to year-to-date average total assets was 2.19% and 2.15% for the nine months ended September 30, 2009 and 2008, respectively. The ratio of annualized noninterest expense to quarter-to-date average total assets was 2.26% and 1.79% for the three months ended September 30, 2009 and 2008, respectively.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 59.82% and 68.56% for the nine months and three months September 30, 2009, as compared to 50.30% and 42.08% for the comparable period in 2008. For the three and nine months ended September 30, 2009, the Company’s efficiency ratios were impacted by the increase in losses on OREO as well as the increases to FDIC insurance and expenses related to OREO properties.

Salaries and employee benefits, the largest component of noninterest expense, increased by $213.2 thousand or 3.0% to $7.3 million for the nine months ended September 30, 2009 compared to the $7.1 million reported during the first nine months of 2008. The year to date increase was the result of the addition of several new positions, including the staff needed to operate the Bank’s two new branches that opened subsequent to September 30, 2008 and an increase in certain employee benefit costs. These increases were offset by a reduction to accruals related to profit sharing and incentive expense and a reduction in volume-based commission expensed for the mortgage and investment services. For the quarter ended September 30, 2009, salaries and employee benefits increased $632.3 thousand to $2.3 million compared to $1.7 million for the quarter ended September 30, 2008. Occupancy expense increased $356.6 thousand for the nine months ended September 30, 2009 compared to the same period in 2008. For the quarter ended September 30, 2009, occupancy expense increased $11.2 thousand or 1.2% over the $959.0 thousand reported in the third quarter of 2008. The increase relates to the addition of four new branch locations in 2008, two of which opened subsequent to September 30, 2008. Other noninterest operating expenses, which includes a grouping of numerous transactions relating to normal banking operations, increased $2.7 million for the nine months ended September 30, 2009, a 71.0% increase over the comparable period for 2008. The increase was comprised of increases of $81.6 thousand, $887.0 thousand and $1.6 million in bank franchise taxes, FDIC insurance and expenses related to OREO properties, respectively, which were offset by a $186.4 thousand reduction in advertising and marketing expense. For the quarter ended September 30, 2009, other noninterest operating expenses increased $1.4 million or 101.4% over the $1.3 million reported in the second quarter of 2008. The increase was comprised of increases of $251.3 thousand and $982.1 thousand in FDIC insurance and expenses related to OREO properties, respectively, which was offset by decreases of $5.4 thousand and $39.2 thousand in bank franchise taxes and advertising and marketing expense, respectively. During the second quarter of 2009, the FDIC increased deposit insurance costs for all banks and levied a special one time assessment to replenish the Deposit Insurance Fund.

Income tax benefit for the nine months ended September 30, 2009, and 2008 was $5.9 million and $2.3 million, respectively. For the three months ended September 30, 2009 and 2008, income tax benefit was $6.5 million and $4.8 million, respectively. The Company’s effective tax rate was 34.4% for the nine months and three months ended September 30, 2009, compared to 34.2% and 34.4% for the comparable periods in 2008.

Capital Resources

Total stockholders’ equity for the Company decreased $11.8 million, or 11.1%, to $94.6 million at September 30, 2009 compared to $106.4 million at December 31, 2008. The decrease in total stockholders’ equity for the first nine months of 2009 was the result of our loss of $11.3 million and by the payment of cash dividends totaling $685.7 thousand.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are another measure of capital adequacy. At September 30, 2009, the Bank’s risk-adjusted capital ratios were 10.42% for Tier 1 and 11.70% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Bank rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of September 30, 2009. To further bolster the Bank’s capital position, during the first quarter of 2009 Commonwealth Bankshares invested an additional $15.0 million into the Bank.

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

Cash Dividends

In compliance with the Company’s dividend payout policy, on February 27, 2009, the Company paid a cash dividend of 8.0 cents per share, totaling $548.1 thousand. On May 29, 2009, the Company paid a cash dividend of 2.0 cents per share, totaling $137.6 thousand. Total dividends of 10 cents per share paid during the nine months ended September 30, 2009 were down 58.3% from the 24 cents per share paid during the same period in 2008. The Company’s dividend payout ratio for the nine months ended September 30, 2009 and 2008 was (6.1%) and (38.2%), respectively. For the three months ended September 30, 2009 and 2008, the dividend payout ratio was 0.0% and (6.0%), respectively.

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

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $35.7 million as of September 30, 2009. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well, including a federal funds line of credit with its correspondent banks up to $20.0 million, the ability to borrow from the Federal Reserve Discount Window up to $103.4 million and from the Federal Home Loan Bank of Atlanta up to $200.1 million. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, including the use of broker certificates of deposit, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of September 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Witt Mares, PLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal proceedings

As of September 30, 2009, there were no legal proceedings against the Company.

Item 1A.	Risk factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered sales of equity securities and use of proceeds

We announced an open ended program in May 2007 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During the first nine months of 2009, we repurchased no shares of our common stock.

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

Commonwealth Bankshares, Inc.
(Registrant)

Date: November 9, 2009	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board, President and Chief Executive Officer

Date: November 9, 2009	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President & Chief Financial Officer