Form 10-Q/A
period 2009-09-30
COMMONWEALTH BANKSHARES INC
filed 2010-03-31
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Commonwealth Bankshares, Inc.

Form 10-Q/A for the Quarter Ended September 30, 2009

(Amendment No. 1)

Page
EXPLANATORY NOTE

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets	5
September 30, 2009 (Restated)
December 31, 2008

Consolidated Statements of Operations	6
Three months ended September 30, 2009 (Restated)
Three months ended September 30, 2008
Nine months ended September 30, 2009 (Restated)
Nine months ended September 30, 2008

Consolidated Statements of Comprehensive Income	7
Nine months ended September 30, 2009 (Restated)
Nine months ended September 30, 2008

Consolidated Statements of Equity	8
Nine months ended September 30, 2009 (Restated)
Year ended December 31, 2008
Year ended December 31, 2007

Consolidated Statements of Cash Flows	9
Nine months ended September 30, 2009 (Restated)
Nine months ended September 30, 2008

Notes to Consolidated Financial Statements	10 - 20

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21 - 30

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4 – CONTROLS AND PROCEDURES	30 - 32

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	32

ITEM 1A – RISK FACTORS	32

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5 – OTHER INFORMATION	32

ITEM 6 – EXHIBITS	32

SIGNATURES	33

Explanatory Note

Commonwealth Bankshares, Inc. (“Parent”, “we” or “us”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2009 (the “Original Filing”), to amend and restate Parent’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009.

The allowance for loan losses and provision for loan losses were increased from amounts previously reported to reflect certain adjustments required in connection with the completion of an examination of Parent’s wholly owned subsidiary, Bank of the Commonwealth (the “Bank”), conducted by the Federal Reserve Bank of Richmond (the “FRB”). The examination commenced on October 19, 2009 using financial data as of September 30, 2009. As a result of the examination, the Bank has amended and subsequently refiled its Report of Condition with the FRB for the quarter ended September 30, 2009. The regulatory examination was underway, but not completed at the time Parent filed its third quarter results with the SEC. At the conclusion of the on-site work, the FRB examiners advised Parent and its independent auditors that, based on trends in asset quality, concentrations within the portfolio, reclassifications of certain loans, adjustment to the factors utilized in calculating the allowance and other metrics, in comparison to various national and custom peer groups with comparable characteristics, the Bank’s allowance for loan losses should be increased by $23.0 million. As a result of these findings the following changes to previously reported financial results are being made:

•	The provision for loan losses for the three months ended September 30, 2009 is being increased from $21.9 million to $44.9 million;

•	The provision for loan losses for the nine months ended September 30, 2009 is being increased from $29.4 million to $52.4 million;

•

The allowance for loan losses as of September 30, 2009 is being increased to $64.0 million, or 6.08% of total loans, compared to the originally reported amount of $41.0 million, or 3.89% of total loans;

•	Net loss after tax for the three months ended September 30, 2009 is being increased from $12.4 million to $27.4 million;

•	Diluted loss per share for the three months ended September 30, 2009 is being increased from $1.81 to $3.99;

•	Net loss after tax for the nine months ended September 30, 2009 is being increased from $11.3 million to $26.3 million;

•	Diluted loss per share for the nine months ended September 30, 2009 is being increased from $1.64 to $3.82;

•	Non-accrual loans as of September 30, 2009 is being increased to $82.8 million from the $70.8 million originally reported; and

•	An additional $4.0 million in capital was injected into the Bank by Commonwealth as of September 30, 2009.

The decision to restate the third quarter financial statements was approved by the Audit Committee of the Board of Directors and the Board of Directors of Parent on January 27, 2010.

The information in this Amendment has been updated to give effect to the restatement. Parent has not modified or updated the information in the Original Filing except as necessary to reflect the effects of the restatement described above. This Amendment continues to speak as of the dates described herein, and Parent has not updated the disclosures contained in the Form 10-Q to reflect any events that occurred subsequent to such dates. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original Filing on November 9, 2009. Accordingly, this Amendment should be read in conjunction with Parent’s subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

Based on the foregoing, only the following items have been amended:

•	Part I – Financial Information:

•	Item 1 – Financial Statements

•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4 – Controls and Procedures

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, although Parent is only amending those portions affected by the restatement described above.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2 and 32.1.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	September 30, 2009 (Restated - See Note B) (Unaudited)	December 31, 2008 (Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$5,154,958	$10,921,888
Interest bearing deposits in banks	23,638,434	200,384
Federal funds sold	1,328,172	550,095

Total cash and cash equivalents	30,121,564	11,672,367

Investment securities:
Available for sale, at fair market value	5,623,280	6,861,311
Held to maturity, at amortized cost (fair market value was $169,035 and $189,836, respectively)	169,071	191,232

Total investment securities	5,792,351	7,052,543

Equity securities, restricted, at cost	9,388,250	10,959,050

Loans	1,053,827,824	1,023,067,597
Allowance for loan losses	(64,041,223)	(31,120,376)

Loans, net	989,786,601	991,947,221

Premises and equipment, net	36,385,996	36,555,117
Other real estate owned	14,079,294	4,314,290
Deferred tax assets	21,487,197	12,402,798
Accrued interest receivable	4,956,323	5,698,425
Other assets	18,185,908	4,692,346

Total assets	$1,130,183,484	$1,085,294,157

Liabilities and Equity
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$47,619,696	$47,258,681
Interest-bearing	913,306,085	715,747,724

Total deposits	960,925,781	763,006,405

Short-term borrowings	5,000,000	129,095,503
Long-term debt	50,000,000	55,295,936
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,202,778	2,202,431
Other liabilities	11,444,542	8,297,066

Total liabilities	1,050,192,101	978,516,341
Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,887,564 and 6,851,417 shares issued and outstanding in 2009 and 2008, respectively	14,229,707	14,155,028
Additional paid-in capital	63,838,616	63,757,066
Retained earnings	1,467,403	28,421,313
Accumulated other comprehensive income	15,702	38,839

Total stockholders’ equity	79,551,428	106,372,246
Noncontrolling interests	439,955	405,570

Total equity	79,991,383	106,777,816

Total liabilities and equity	$1,130,183,484	$1,085,294,157

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30, 2009 (Restated - See Note B)	September 30, 2008	September 30, 2009 (Restated - See Note B)	September 30, 2008
Interest and dividend income:
Loans, including fees	$16,170,222	$16,591,408	$49,256,386	$47,062,028
Investment securities:
Taxable	53,294	89,623	179,010	265,107
Tax exempt	7,434	11,490	24,197	34,297
Dividend income, equity securities, restricted	67,600	83,751	118,467	350,613
Other interest income	3,594	5,072	6,128	14,972

Total interest and dividend income	16,302,144	16,781,344	49,584,188	47,727,017

Interest expense:
Deposits	6,662,360	6,081,569	19,263,771	17,694,351
Short-term borrowings	66,807	498,906	428,526	1,591,793
Long-term debt	491,571	540,625	1,455,250	1,610,762
Trust preferred capital notes	330,121	330,122	979,600	986,777

Total interest expense	7,550,859	7,451,222	22,127,147	21,883,683

Net interest income	8,751,285	9,330,122	27,457,041	25,843,334

Provision for loan losses	44,909,200	20,000,000	52,409,600	21,255,000

Net interest income (expense) after provision for loan losses	(36,157,915)	(10,669,878)	(24,952,559)	4,588,334

Noninterest income:
Service charges on deposit accounts	339,287	399,643	966,752	1,062,876
Other service charges and fees	239,688	221,936	697,481	626,464
Mortgage brokerage income	183,928	255,289	664,646	849,031
Title insurance income	149,460	214,949	477,859	657,660
Investment service income	232,216	62,775	293,144	248,247
Loss on other real estate owned	(490,682)	(40,411)	(447,868)	(99,785)
Other	74,858	129,267	494,809	303,165

Total noninterest income	728,755	1,243,448	3,146,823	3,647,658

Noninterest expense:
Salaries and employee benefits	2,305,246	1,672,921	7,267,893	7,054,661
Net occupancy expense	970,167	959,000	2,972,473	2,615,894
Furniture and equipment expense	526,976	480,474	1,535,332	1,351,163
Other operating expense	2,701,041	1,341,193	6,544,199	3,826,155

Total noninterest expense	6,503,430	4,453,588	18,319,897	14,847,873

(Loss) before income taxes	(41,932,590)	(13,880,018)	(40,125,633)	(6,611,881)
Income tax (benefit)	(14,506,741)	(4,779,143)	(13,891,818)	(2,259,848)

Net (loss)	(27,425,849)	(9,100,875)	(26,233,815)	(4,352,033)
Less: Net income (loss) attributable to noncontrolling interests	7,788	(10,612)	34,385	(20,427)

Net (loss) attributable to the Company	$(27,433,637)	$(9,090,263)	$(26,268,200)	$(4,331,606)
Basic (loss) per share attributable to the Company’s common stockholders	$(3.99)	$(1.33)	$(3.82)	$(0.63)

Diluted (loss) per share attributable to the Company’s common stockholders	$(3.99)	$(1.33)	$(3.82)	$(0.63)

Dividends paid per common share	$—	$0.08	$0.10	$0.24

Basic weighted average shares outstanding	6,887,172	6,821,315	6,877,244	6,896,956
Diluted weighted average shares outstanding	6,887,172	6,836,813	6,877,244	6,920,420

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Nine months ended
	September 30, 2009 (Restated - See Note B)	September 30, 2008
Net (loss)	$(26,233,815)	$(4,352,033)
Other comprehensive income, net of income tax:
Net change in unrealized (loss) on securities available for sale	(23,137)	(55,909)

Comprehensive (loss)	(26,256,952)	(4,407,942)
Less: Comprehensive income (loss) attributable to noncontrolling interests	34,385	(20,427)

Comprehensive (loss) attributable to the Company	$(26,291,337)	$(4,387,515)

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Equity

Nine Months Ended September 30, 2009, and Years Ended December 31, 2008 and 2007

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2007	6,844,975	$14,141,719	$63,965,840	$25,123,140	$(5,320)	$61,208	$103,286,587
Comprehensive income:
Net income	—	—	—	11,166,911	—	11,817	11,178,728
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	27,400	—	27,400

Total comprehensive income							11,206,128

Issuance of common stock	86,012	177,699	1,048,005	—	—	—	1,225,704
Common stock repurchased	(15,400)	(31,816)	(293,375)	—	—	—	(325,191)
Stock based compensation expense-options issued	—	—	22,050	—	—	—	22,050
Cash dividends - $0.28 per share	—	—	—	(1,928,079)	—	—	(1,928,079)
Cash dividends - Noncontrolling interests	—	—	—	—	—	(14,048)	(14,048)

Balance, December 31, 2007	6,915,587	14,287,602	64,742,520	34,361,972	22,080	58,977	113,473,151
Comprehensive (loss):
Net (loss)	—	—	—	(3,739,069)	—	(34,695)	(3,773,764)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	16,759	—	16,759

Total comprehensive (loss)							(3,757,005)

Issuance of common stock	77,156	159,406	782,792	—	—	—	942,198
Common stock repurchased	(141,326)	(291,980)	(1,768,246)	—	—	—	(2,060,226)
Contributions from noncontrolling interest holder	—	—	—	—	—	390,000	390,000
Cash dividends - $0.32 per share	—	—	—	(2,201,590)	—	—	(2,201,590)
Cash dividends - Noncontrolling interests	—	—	—	—	—	(8,712)	(8,712)

Balance, December 31, 2008	6,851,417	14,155,028	63,757,066	28,421,313	38,839	405,570	106,777,816
Comprehensive (loss):
Net income (loss)	—	—	—	(26,268,200)	—	34,385	(26,233,815)
Change in unrealized (loss)on securities available for sale, net of tax effect	—	—	—	—	(23,137)	—	(23,137)

Total comprehensive (loss)							(26,256,952)

Issuance of common stock	36,147	74,679	81,550	—	—	—	156,229
Cash dividends - $0.10 per share	—	—	—	(685,710)	—	—	(685,710)

Balance, September 30, 2009 (Restated)	6,887,564	$14,229,707	$63,838,616	$1,467,403	$15,702	$439,955	$79,991,383

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2009 (Restated - See Note B)	September 30, 2008
Operating activities:
Net (loss)	$(26,233,815)	$(4,352,033)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Provision for loan losses	52,409,600	21,255,000
Depreciation and amortization	1,926,981	1,536,774
Gain on the sale of premises and equipment	(997)	(3,720)
Loss on other real estate owned	776,395	99,785
Net amortization of premiums and accretion of discounts on investments securities	2,640	(7,170)
Gain on the sale of investment securities available for sale	(1,691)	—
Deferred tax assets	(9,072,480)	(7,593,807)
Net change in:
Accrued interest receivable	742,102	(509,355)
Other assets	(13,493,562)	(738,864)
Accrued interest payable	347	(247,005)
Other liabilities	3,147,476	(204,751)

Net cash provided by operating activities	10,202,996	9,234,854

Investing activities:
Purchase of investment securities available for sale	(2,496,250)	(3,533,927)
Purchase of equity securities, restricted	(885,900)	(9,406,900)
Net purchase of premises and equipment	(1,808,840)	(11,538,101)
Net change in loans	(69,460,869)	(179,356,775)
Improvements to other real estate owned	(247,273)	—
Proceeds from:
Calls and maturities of investment securities held to maturity	21,845	38,081
Sales and maturities of investment securities available for sale	3,698,592	3,606,258
Sales of equity securities, restricted	2,456,700	8,981,800
Sale of premises and equipment	51,977	4,000
Sale of other real estate owned	8,917,763	1,758,422

Net cash used in investing activities	(59,752,255)	(189,447,142)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	(2,141,917)	7,607,355
Time deposits	116,630,293	(4,894,737)
Brokered time deposits	83,431,000	177,086,000
Short-term borrowings	(124,095,503)	4,295,292
Long-term debt	(5,000,000)	—
Principal payments on long-term debt	(295,936)	(26,112)
Dividends reinvested and sale of stock	156,229	656,839
Dividends paid to stockholders	(685,710)	(1,655,232)
Dividends paid to noncontrolling interests	—	(8,712)
Contributions from noncontrolling interests	—	390,000
Common stock repurchased	—	(2,060,226)

Net cash provided by financing activities	67,998,456	181,390,467

Net increase in cash and cash equivalents	18,449,197	1,178,179
Cash and cash equivalents, January 1	11,672,367	9,337,398

Cash and cash equivalents, September 30	$30,121,564	$10,515,577

Supplemental cash flow disclosure:
Interest paid during the period	$22,126,800	$22,130,688

Income taxes paid during the period	$1,684,000	$4,230,000

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$19,259,622	$2,845,873

Sale of other real estate owned financed by bank loans	$4,550,213	$1,360,000

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust II (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage (“Bank of the Commonwealth Mortgage”), Commonwealth Financial Advisors, LLC, Commonwealth Property Associates, LLC and WOV Properties, LLC, are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Parent owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to this Trust is reported as a liability of the Parent.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events for potential recognition and/or disclosure through March 31, 2010, the date the consolidated financial statements included in this Amendment were issued. Based on this evaluation, the Company has no events to report.

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Note B – Restatement of Previously Issued Financial Statements

The Company has restated the accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2009. The allowance for loan losses and provision for loan losses were increased from amounts previously reported to reflect certain adjustments required in connection with the completion of an examination of Parent’s wholly owned subsidiary, Bank of the Commonwealth, conducted by the Federal Reserve Bank of Richmond (the “FRB”). The examination commenced on October 19, 2009 using financial data as of September 30, 2009. At the conclusion of the on-site work, the FRB examiners advised Parent and its independent auditors that, based on trends in asset quality, concentrations within the portfolio, reclassifications of certain loans, adjustment to the factors utilized in calculating the allowance and other metrics, in comparison to various national and custom peer groups with comparable characteristics, the Bank’s allowance for loan losses should be increased by $23.0 million. As a result of these findings, the Company concluded that:

•	The provision for loan losses for the three months ended September 30, 2009 should be increased from $21.9 million to $44.9 million;

•	The provision for loan losses for the nine months ended September 30, 2009 should be increased from $29.4 million to $52.4 million;

•

The allowance for loan losses as of September 30, 2009 should be increased to $64.0 million, or 6.08% of total loans, compared to the originally reported amount of $41.0 million, or 3.89% of total loans;

•	Net loss after tax for the three months ended September 30, 2009 should increase from $12.4 million to $27.4 million;

•	Diluted loss per share for the three months ended September 30, 2009 should increase from $1.81 to $3.99;

•	Net loss after tax for the nine months ended September 30, 2009 should increase from $11.3 million to $26.3 million;

•	Diluted loss per share for the nine months ended September 30, 2009 should increase from $1.64 to $3.82;

•	Non-accrual loans as of September 30, 2009 should increase to $82.8 million from the $70.8 million originally reported; and

•	An additional $4.0 million in capital should be injected into the Bank by Commonwealth as of September 30, 2009.

The effect of the restatement is as follows:

Consolidated Balance Sheets as of September 30, 2009

	As Reported	Adjustment	Restated
Allowance for loan losses	$41,041,223	$23,000,000	$64,041,223
Loans, net	$1,012,786,601	$(23,000,000)	$989,786,601
Deferred tax assets	$15,487,647	$5,999,550	$21,487,197
Other assets	$16,186,058	$1,999,850	$18,185,908
Total assets	$1,145,184,084	$(15,000,600)	$1,130,183,484
Retained earnings	$16,468,003	$(15,000,600)	$1,467,403
Total stockholder’s equity	$94,552,028	$(15,000,600)	$79,551,428
Total equity	$94,991,983	$(15,000,600)	$79,991,383
Total liabilities and equity	$1,145,184,084	$(15,000,600)	$1,130,183,484

Consolidated Statements of Operations

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Provision for loan losses	$21,909,200	$23,000,000	$44,909,200	$29,409,600	$23,000,000	$52,409,600
Net interest income (expense) after provision for loan losses	$(13,157,915)	$(23,000,000)	$(36,157,915)	$(1,952,559)	$(23,000,000)	$(24,952,559)
(Loss) before income taxes	$(18,932,590)	$(23,000,000)	$(41,932,590)	$(17,125,633)	$(23,000,000)	$(40,125,633)
Income tax (benefit)	$(6,507,341)	$(7,999,400)	$(14,506,741)	$(5,892,418)	$(7,999,400)	$(13,891,818)
Net (loss)	$(12,425,249)	$(15,000,600)	$(27,425,849)	$(11,233,215)	$(15,000,600)	$(26,233,815)
Net (loss) attributable to the Company	$(12,433,037)	$(15,000,600)	$(27,433,637)	$(11,267,600)	$(15,000,600)	$(26,268,200)
Basic (loss) per share attributable to the Company’s common stockholders	$(1.81)	$(2.18)	$(3.99)	$(1.64)	$(2.18)	$(3.82)
Diluted (loss) per share attributable to the Company’s common stockholders	$(1.81)	$(2.18)	$(3.99)	$(1.64)	$(2.18)	$(3.82)

Consolidated Statements of Comprehensive Income

	Nine Months Ended September 30, 2009
	As Reported	Adjustment	Restated
Net (loss)	$(11,233,215)	$(15,000,600)	$(26,233,815)
Comprehensive (loss)	$(11,256,352)	$(15,000,600)	$(26,256,952)
Comprehensive (loss) attributable to the Company	$(11,290,737)	$(15,000,600)	$(26,291,337)

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2009
	As Reported	Adjustment	Restated
Net (loss)	$(11,233,215)	$(15,000,600)	$(26,233,815)
Provision for loan losses	$29,409,600	$23,000,000	$52,409,600
Deferred tax assets	$(3,072,930)	$(5,999,550)	$(9,072,480)
Other assets	$(11,493,712)	$(1,999,850)	$(13,493,562)

Certain amounts were also restated and additional disclosures provided in the footnotes primarily in “Note C – Earnings Per Share”, “Note E – Loans”, “Note F – Allowance for Loan Losses”, “Note H – Deferred Income Taxes”, and “Note I – Fair Value Measurements”.

Note C – Earnings Per Share

Basic (loss) per share is computed by dividing net (loss) by the weighted average number of shares of common stock outstanding. Diluted (loss) per share is computed by dividing net (loss) by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Nine months ended
	September 30, 2009 (Restated)	September 30, 2008	September 30, 2009 (Restated)	September 30, 2008
Net (loss) attributable to the Company	$(27,433,637)	$(9,090,263)	$(26,268,200)	$(4,331,606)
Weighted average shares outstanding	6,887,172	6,821,315	6,877,244	6,896,956

Basic (loss) per common share attributable to the Company’s common stockholders	$(3.99)	$(1.33)	$(3.82)	$(0.63)

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,887,172	6,821,315	6,877,244	6,896,956
Effect of stock options	—	15,498	—	23,464

Diluted average shares outstanding	6,887,172	6,836,813	6,877,244	6,920,420

Diluted (loss) per common share attributable to the Company’s common stockholders	$(3.99)	$(1.33)	$(3.82)	$(0.63)

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

Note D – Investment Securities

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

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008 aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	5,131	29	232,074	1,958	237,205	1,987
State and municipal securities	—	—	—	—	—	—

Total temporarily impaired securities	$5,131	$29	$232,074	$1,958	$237,205	$1,987

	Less Than 12 Months		12 Months or More		Total
December 31, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	349,929	7,251	63,142	2,255	413,071	9,506
State and municipal securities	—	—	—	—	—	—

Total temporarily impaired securities	$349,929	$7,251	$63,142	$2,255	$413,071	$9,506

The unrealized loss positions at September 30, 2009 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions of less than 12 months duration at September 30, 2009 included two federal agency mortgage-backed securities. Securities with losses of one year or greater duration included four federal agency mortgage-backed securities.

No impairment has been recognized on any securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

A maturity schedule of investment securities as of September 30, 2009 is as follows:

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

Note E – Loans

Major classifications of loans are summarized as follows:

	September 30, 2009 (Restated)	December 31, 2008
Construction and development	$255,439,598	$294,648,864
Commercial	76,435,630	79,465,321
Commercial mortgage	539,867,779	470,268,305
Residential mortgage	171,981,204	168,056,143
Installment loans to individuals	11,951,235	12,664,740
Other	479,553	627,172

Gross loans	1,056,154,999	1,025,730,545
Unearned income	(2,327,175)	(2,662,948)
Allowance for loan losses	(64,041,223)	(31,120,376)

Loans, net	$989,786,601	$991,947,221

Non-performing assets are as follows:

	September 30, 2009 (Restated)	December 31, 2008
Non-accrual loans:
Construction and development	$51,778,610	$32,369,133
Commercial	3,599,720	1,796,896
Commercial mortgage	15,358,582	3,192,328
Residential mortgage	11,805,922	6,941,885
Installment loans to individuals	213,315	175,670

	82,756,149	44,475,912

Loans contractually past-due 90 days or more:
Construction and development	—	1,055,561
Commercial	363,919	367,719
Commercial mortgage	—	1,464,837
Residential mortgage	—	258,406
Installment loans to individuals	—	17,446
Other	760	2,968

	364,679	3,166,937

Total non-performing loans	83,120,828	47,642,849
Other real estate owned	14,079,294	4,314,290

Total non-performing assets	$97,200,122	$51,957,139

Allowance as a percentage of non-performing assets	65.89%	59.90%
Non-performing assets as a percentage of total assets	8.60%	4.79%

Note F – Allowance for Loan Losses

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 were as follows:

	September 30, 2009 (Restated)	September 30, 2008
Balance at beginning of year	$31,120,376	$9,423,647
Provision charged to operating expense	52,409,600	21,255,000
Loans charged-off	(19,529,088)	(630,389)
Recoveries of loans previously charged-off	40,335	3,873

Balance at end of period	$64,041,223	$30,052,131

Note G – Premises and Equipment

Premises and equipment are summarized as follows:

	September 30, 2009	December 31, 2008
Land	$2,189,418	$1,753,908
Building and improvements	8,581,354	3,443,002
Leasehold improvements	21,528,731	22,712,139
Furniture and equipment	17,212,472	16,527,393
Construction in progress	—	3,461,610

	49,511,975	47,898,052
Less accumulated depreciation	(13,125,979)	(11,342,935)

	$36,385,996	$36,555,117

Note H – Deferred Income Taxes

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (“DTA”) of approximately $21.5 million and $12.4 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors. Management is considering certain transactions that would increase the likelihood that a DTA will be realized. Execution of certain transactions may be considered viable but changing market conditions, tax laws, and other factors could affect the success thereof. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2009 will be fully realized and therefore no valuation allowance was recorded. However, the Company can give no assurance that in the future its DTA will not be impaired since such determination is based on projections of future earnings and the possible effect of the certain transactions, which are subject to uncertainty and estimates that may change given economic conditions and other factors. Due to the uncertainty of estimates and projections, it is reasonably possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred in the nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company has recorded income taxes receivable of approximately $7.3 million and $609.7 thousand, respectively, which are included in other assets on the accompanying consolidated balance sheets.

Note I – Fair Value Measurements

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

Financial assets measured at fair value on a non-recurring basis include the following:

Impaired Loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, the observable market price of the loan or the fair value of the collateral. All collateral-dependent loans are measured for impairment based on the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent licensed appraiser outside of the Company using observable market data. This valuation would be considered Level 3. An allowance is allocated to an impaired loan if the carrying value exceeds the estimated fair value. Impaired loans had a carrying amount of $253.1 million, with a valuation allowance of $36.1 million at September 30, 2009.

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

The following table summarizes financial assets measured at fair value on a non-recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2009 (Restated)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
	(in thousands)
Assets
Impaired loans	$—	$—	$216,999	$216,999
Other real estate owned	$—	$—	$14,079	$14,079

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

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying Amount (Restated)	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$30,122	$30,122	$11,672	$11,672
Investment securities	5,792	5,792	7,053	7,051
Equity securities	9,388	9,388	10,959	10,959
Loans, net	989,787	1,051,115	991,947	1,042,324
Accrued interest receivable	4,956	4,956	5,698	5,698
Deposits	960,926	985,776	763,006	788,103
Short-term borrowings	5,000	5,000	129,096	129,096
Long-term debt	50,000	54,655	55,296	61,841
Accrued interest payable	2,203	2,203	2,202	2,202

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The financial information in this item has been updated to reflect the restatement as discussed in the Explanatory Note to this Amendment and in Note B to our Consolidated Financial Statements contained elsewhere in this document.

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

•

Our reliance on secondary sources, such as Federal Home Loan Bank (“FHLB”) advances, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which has not yet been codified in the FASB ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This guidance became effective for the Company’s financial statements for financial periods ending after January 1, 2010. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”, which was primarily codified into FASB ASC Topic 860 “Transfers and Servicing”. This guidance amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance became effective for the Company’s financial statements for financial periods ending after January 1, 2010. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2/124-2”), which was primarily codified into FASB ASC Topic 320 “Investments – Debt and Equity Securities”. This guidance for debt securities requires a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an other-than-temporary impairment (“OTTI”) write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. This guidance also extends disclosure requirements related to debt and equity securities to interim reporting periods. This guidance became effective for the Company’s financial statements for financial periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements. The adoption of this guidance resulted in additional disclosures surrounding the debt and equity securities of the Company, which are included in Note D – Investment Securities.

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which was primarily codified into FASB ASC Topic 825 “Financial Instruments”. This guidance requires disclosures about fair value of financial instruments in interim and annual financial statements. This guidance became effective for the Company’s financial statements for financial periods ending after June 15, 2009. The adoption of this guidance resulted in additional disclosures surrounding the interim fair values of the Company’s financial instruments, which are included in Note I – Fair Value Measurements.

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

See Note 19 - Stock Based Compensation Plans of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, for further information related to stock based compensation.

Financial Condition

Total assets at September 30, 2009 were $1.1 billion, an increase of 4.1% or $44.9 million from December 31, 2008. Total loans, the Company’s largest and most profitable asset, ended the quarter at a record $1.0 billion, an increase of $30.8 million or 3.0% from December 31, 2008. The continued loan growth was achieved not only by the high loan demand generated by the low interest rate environment, but also by our presence in new markets as a result of our branch expansion, and by the efforts of the Company’s loan officers to develop new loan relationships combined with the support of existing customers.

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

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s strong growth in deposits continued into the third quarter of 2009 with deposits at September 30, 2009 reaching a record $960.9 million, an increase of $197.9 million from December 31, 2008. Noninterest-bearing demand deposits increased by $361.0 thousand or 0.8% and interest-bearing deposits increased by $197.6 million or 27.6%. Time deposits, excluding broker certificates of deposit, increased $116.6 million during the first nine months of 2009, with interest-bearing demand and savings accounts decreasing $3.1 million and increasing $574.6 thousand, respectively. Included in time deposits less than $100,000 as of

September 30, 2009 and December 31, 2008 are $446.1 million and $362.7 million, respectively, in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Also included in time deposits less than $100,000 are CDARS (Certificate of Deposit Account Registry Service) and QwickRate deposits. As of September 30, 2009 and December 31, 2008, the Company had $1.0 million and $4.7 million in CDARS deposits, respectively. As of September 30, 2009 and December 31, 2008, the Company had $1.3 million and $0 in QwickRate deposits, respectively. Management believes the overall growth in deposits is a result of the Company’s competitive interest rates on all deposit products, new branch locations, special promotions and product enhancements, as well as the Company’s continued marketing efforts. The Company’s core deposit base is predominantly provided by individuals and businesses located within communities served.

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

Results of Operation

During the first nine months of 2009, the Company reported a loss of $26.3 million, an increase of 506.4% over the loss of $4.3 million reported in the first nine months of 2008. Due to the prolonged economic downturn, continued economic uncertainties and the completion of an examination of the Bank by the FRB management elected to provide an additional $52.4 million to its allowance for loan losses during the first nine months of 2009. This is an increase of $31.2 million over the comparable period in 2008. On a per share basis, our diluted loss increased 506.3% to $3.82 for the nine months ended September 30, 2009 compared to a loss per share of $0.63 for the same period in 2008. Net loss for the quarter ended September 30, 2009 totaled $27.4 million, an increase of 201.8% or $18.3 million over the amount reported in the second quarter of 2008. During the third quarter of 2009, management elected to provide $44.9 million to its allowance for loan losses. This is an increase of $24.9 million over the same period in 2008. Diluted loss per share equaled $3.99 for the three months ended September 30, 2009 compared to a loss of $1.33 per share for the same period in 2008.

Profitability as measured by the Company’s return on average assets (“ROA”) was (3.13%) and (0.63%) for the nine months ended September 30, 2009 and 2008, respectively. ROA was impacted by the increase in the net loss of 506.4% and by the increase in average assets of $198.1 million or 21.5% from September 30, 2008 to September 30, 2009. The return on average equity (“ROE”) was (32.81%) and (5.01%) for the nine months ended September 30, 2009 and 2008, respectively. The decrease in ROE is the result of the increase in the net loss and the decline in year-to-date average equity of $8.4 million or 7.3% from September 30, 2008 to September 30, 2009. The decrease in year-to-date average equity is the result of our net loss of $3.7 million for the year ended December 31, 2008 and the $2.1 million in common stock repurchased during the same period. For the quarter ended September 30, 2009, ROA was (9.53%) and ROE was (101.60%).

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

Interest expense was $22.1 million and $21.9 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense for the third quarter of 2009 was $7.6 million, as compared to $7.5 million for the third quarter of 2008. The slight increase in interest expense can be attributed to the increase in the Company’s average interest bearing liabilities, which was offset by the decrease in the overall rate paid on these liabilities. Average interest bearing liabilities increased $205.3 million or 27.4% from September 30, 2008 to September 30, 2009. This substantial increase was mostly due to the $208.8 million increase in total deposits as of September 30, 2009 as compared to 2008. The overall average rate paid on our interest bearing liabilities decreased 81 basis points between September 30, 2008 and September 30, 2009, which is primarily due to the declining interest rate environment.

The net interest margin, calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s effectiveness in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 3.42% during the first nine months of 2009, as compared to 3.93% for the same period in 2008. The compression of our margins from the prior year can be attributed to the Federal Reserve lowering the Federal Funds rate 175 basis points between October 2008 and December 2008, along with the continued pressure on deposit pricing and the pricing of some deposit products which lag the decrease in the prime rate, which has an immediate affect on variable loans. In addition, the competitiveness for deposits from the reduction in liquidity throughout the financial markets has kept rates at a high level relative to loan rates. Also contributing to the compression of our margins was the increase in the balance of non-accruing loans which further lowered interest income. For the quarter ended September 30, 2009, the net interest margin was 3.22% compared to 3.95% for the third quarter in 2008.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, the economic environment and other factors, both internal and external, that may affect the quality and future loss experience of the credit portfolio. At September 30, 2009, the Company had total allowance for loan losses of $64.0 million or 6.06% of total loans. As a result of the growth in the loan portfolio, the continued economic uncertainties as well as the completion of the Bank’s examination by the FRB, the Company made provisions for loan losses of $52.4 million for the first nine months of 2009, an increase of $31.2 million or 146.6% over the same period of 2008. Loan charge-offs for the nine months ended September 30, 2009 totaled $19.5 million and recoveries for the same period totaled $40.3 thousand. Of the $19.5 million in loan charge-offs as of September 30, 2009, substantially the entire amount was comprised of relationships with specific reserve allocations previously established. Net charge-offs as a percentage of average loans outstanding was 1.85% and 0.07% for the nine months ended September 30, 2009 and 2008, respectively.

Non-performing assets were $97.2 million or 8.60% of total assets at September 30, 2009 compared to $33.1 million or 3.24% of total assets at September 30, 2008. Non-performing loans increased $35.5 million in the first nine months of 2009 to $83.1 million. Non-performing loans at September 30, 2009 were comprised of 138 loans, which is reflective of the impact of the weak housing market and slowing economy. $80.2 million or 96.4% of the total non-performing loans are comprised of 117 loans secured by real estate, of which $51.8 million are construction and development loans. The Company has developed a Loan Impairment Committee to monitor non-performing assets, past due loans, identify potential problem credits and develop action plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee has individually reviewed the underlying collateral value (less cost to sell) on each of these loans as a part of its analysis of impaired loans. As a result of this comprehensive analysis, a $13.5 million specific reserve for loan losses has been established for non-performing loans. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. Based on current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans however, management plans to work with our customers to get through these unprecedented economic times and to minimize any potential credit exposure. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses.

Other real estate owned (“OREO”) totaled $14.1 million and $4.3 million at September 30, 2009 and December 31, 2008, respectively. The balance at September 30, 2009 was comprised of 38 properties of which 20 were residential properties. For the three months ended September 30, 2009, new foreclosures included 16 properties totaling $6.9 million, of which $2.1 million represented five residential properties. OREO sales for the three months ended September 30, 2009 consisted of one residential property, two residential lots and one commercial property and resulted in a net gain of $63.7 thousand. As of September 30, 2009, there was one residential property and two residential lots under contract for sale. Subsequent to September 30, 2009, the one residential property and one of the residential lots sold resulting in a net gain of $24.0 thousand. The remaining properties are being actively marketed and management does not anticipate any material losses associated with these properties. For the three and nine months ended September 30, 2009, the Company recorded $554.4 thousand in losses resulting from valuation adjustments on OREO properties as compared to $0 in the comparable 2008 periods. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition of non-performing and other lower quality assets.

Noninterest income for the nine months ended September 30, 2009 equaled $3.1 million, a decrease of $500.8 thousand from the amount reported for the same period in 2008. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the nine months ended September 30, 2009 were $1.4 million as compared to $1.8 million for the same period in 2008. The $319.3 thousand or 18.2% decrease is a result of the continued weakness in the economy, specifically in the housing market. Offsetting the reduction in subsidiary revenues for the nine months ended September 30, 2009 was a 9.0% decrease and an 11.3% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts for the nine months ended September 30, 2009 and 2008 were $784.6 thousand and $904.2 thousand, respectively, in non-sufficient funds (“NSF”) fees. Included in other service charges and fees for the nine months ended September 30, 2009 and 2008 were $353.3 thousand and $310.0 thousand, respectively, in ATM fee income. For the nine months ended September 30, 2009 and 2008, the Company recorded losses on OREO totaling $447.9 thousand and $99.8 thousand, respectively. For 2009, $106.5 thousand relates to gains on the sale of OREO, while the remaining amount was for losses resulting from valuation adjustments as mentioned above. For 2008, the entire amount was for losses on the sale of OREO. For the three months ended September 30, 2009, noninterest income was $728.8 thousand, a decrease of $514.7 thousand, or 41.4% from the comparable period in 2008. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the three months ended September 30, 2009 were $565.6 thousand as compared to $533.0 thousand for the same period in 2008. For the three months ended September 30, 2009, there was a 15.1% decrease and a 7.7% increase in service charges on deposit accounts and other service charges and fees, respectively. Included in service charges on deposit accounts for the three months ended September 30, 2009 and 2008 was $273.6 thousand and $354.3 thousand, respectively, in NSF fees. Included in other service charges and fees for the three months ended September 30, 2009 and 2008 was $127.1 thousand and $112.8 thousand, respectively, in ATM fee income. For the three months ended September 30, 2009 and 2008, the Company recorded losses on OREO totaling $490.7 thousand and $40.4 thousand, respectively. For 2009, $63.7 thousand relates to gains on the sale of OREO, while the remaining amount was for losses resulting from valuation adjustments as mentioned above. For 2008, the entire amount was for losses on the sale of OREO.

Noninterest expense represents the overhead expenses of the Company. Costs associated with handling our substantial asset and liability growth, including the expansion of our branch network, resulted in increases to every component of noninterest expense. Noninterest expense for the nine months ended September 30, 2009 totaled $18.3 million, an increase of $3.5 million over the $14.8 million recorded during the comparable period in 2008. For the quarter ended September 30, 2009, noninterest expense was $6.5 million, an increase of $2.0 million or 46.0% from the same period in 2008. The ratio of annualized noninterest expense to year-to-date average total assets was 2.19% and 2.15% for the nine months ended September 30, 2009 and 2008, respectively. The ratio of annualized noninterest expense to quarter-to-date average total assets was 2.26% and 1.79% for the three months ended September 30, 2009 and 2008, respectively.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 59.82% and 68.56% for the nine months and three months ended September 30, 2009, as compared to 50.30% and 42.08% for the comparable periods in 2008. For the three and nine months ended September 30, 2009, the Company’s efficiency ratios were impacted by the increase in losses on OREO as well as the increases to FDIC insurance and expenses related to OREO properties.

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

Income tax benefit for the nine months ended September 30, 2009 and 2008 was $13.9 million and $2.3 million, respectively. For the three months ended September 30, 2009 and 2008, income tax benefit was $14.5 million and $4.8 million, respectively. The Company’s effective tax rate was 34.6% for the nine months and three months ended September 30, 2009, compared to 34.2% and 34.4% for the comparable periods in 2008.

Capital Resources

Total stockholders’ equity for the Company decreased $26.8 million, or 25.2%, to $79.6 million at September 30, 2009 compared to $106.4 million at December 31, 2008. The decrease in total stockholders’ equity for the first nine months of 2009 was the result of our loss of $26.3 million and by the payment of cash dividends totaling $685.7 thousand.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are a measure of capital adequacy. At September 30, 2009, the Bank’s risk-adjusted capital ratios were 8.91% for Tier 1 and 10.23% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of September 30, 2009. To further bolster the Bank’s capital position, during the first nine months of 2009, Parent invested an additional $19.0 million into the Bank.

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

Cash Dividends

In compliance with the Company’s dividend payout policy, on February 27, 2009, the Company paid a cash dividend of 8.0 cents per share, totaling $548.1 thousand. On May 29, 2009, the Company paid a cash dividend of 2.0 cents per share, totaling $137.6 thousand. Total dividends of 10 cents per share paid during the nine months ended September 30, 2009 were down 58.3% from the 24.0 cents per share paid during the same period in 2008. The Company’s dividend payout ratio for the nine months ended September 30, 2009 and 2008 was (2.6%) and (38.2%), respectively. For the three months ended September 30, 2009 and 2008, the dividend payout ratio was 0.0% and (6.0%), respectively.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 22 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

The Company’s contractual obligations consist of operating lease obligations, FHLB and FRB borrowings, trust preferred capital notes, standby letters of credit and commitments to extend credit. There have been no material changes to the contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of Exchange Act) as of the end of the period covered by this report. Among other factors in its evaluation, the Company considered the underlying reasons for the amendment and restatement of its unaudited consolidated financial statements, which is more fully described in the “Explanatory Note” on page 3 and Note B of the Notes to the Consolidated Financial Statements (Unaudited) located elsewhere in this Amendment No. 1, and the material weakness in internal control over financial reporting described below. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting. There was no change in the internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Subsequent to September 30, 2009, however, the Company began to implement certain changes to its internal control over financial reporting to remediate a material weakness identified in October 2009, as described further below. The Company expects the changes related to the remediation plan to materially affect and improve its internal control over financial reporting.

In connection with a recent examination of the Bank by the FRB, it was determined that the Bank’s previously filed Report of Condition and the Company’s Form 10-Q, each for the quarter ended September 30, 2009, needed to be amended. The regulatory examination was underway, but not completed, at the time the Company filed its Form 10-Q for the quarter ended September 30, 2009 with the SEC. At the conclusion of the on-site work, the FRB examiners advised the Company and its independent auditors that, based on trends in asset quality, concentrations within the portfolio, reclassifications of certain loans, adjustment to the factors utilized in calculating the allowance and other metrics, and in comparison to various national and custom peer groups with comparable characteristics, the Bank’s allowance for loan losses should be increased by $23 million. Based on the advice of the FRB examiners, the Audit Committee of the Board of Directors of the Company and the Board of Directors of the Company approved the restatement of the Company’s financial statements for the quarter ended September 30, 2009 on January 27, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the restatement, management has concluded that a material weakness existed at September 30, 2009 as a result of inadequate internal control policies related to the determination of the allowance for loan losses. Specifically, the Company’s policies and procedures did not provide for timely evaluation of management’s approach to assessing credit risk inherent in the Company’s loan portfolio or timely revision of that approach to reflect changes in the economic environment. The methodology and systems for the establishment of both general reserves and specific reserves on loans need improvement in order to adequately estimate the expected losses in the Company’s loan portfolio. Further, the system for the identification and evaluation of nonaccrual and impaired loans and resulting implications to revenue recognition needs to be updated.

Remediation Plan

The Company has developed the following plan to remediate the identified material weakness, and is implementing the following measures as quickly as practicable to enhance its internal control over financial reporting.

•

Reviewing the overall loan loss provision process by assessing and enhancing the historical risk factors, recent trends in portfolio performance and economic forecasts used in determining the provision for loan losses.

•

Enhancing the methodology used in determining the provision for loan losses by assessing and updating related assumptions, valuations and judgments of management in light of the current economic and regulatory environment.

•	Ensuring that the historical loss experience and all significant qualitative or environmental factors that affect the collectability of the portfolio are appropriately considered.

•

Continuing to enhance the Company’s training for its loan officers in the risk rating and problem loan identification process (credit administration staff along with the Company’s independent loan review team will continue to have full authority in the final judgment of credit ratings).

•	Expanding the Company’s credit analysis department to ensure timely review of borrowers’ current financial conditions.

•	Hiring a Chief Credit Officer to oversee and strengthen credit administration.

•	Implementing continual assessment of lending and credit administration policies and procedures, and revising them as necessary to promote a culture that expects reliability and integrity of data.

The Company’s Board of Directors is actively monitoring these remedial efforts and may direct that additional measures be taken, as it deems appropriate from time to time. Through these steps, the Company believes it will appropriately address the material weakness in its internal control over financial reporting as of September 30, 2009. However, the Company cannot assure you that it or its independent accountants will not in the future identify further material weaknesses or significant deficiencies in the Company’s internal control over financial reporting that have not been discovered to date. In addition, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors.

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

Commonwealth Bankshares, Inc. (Registrant)

Date:	March 31, 2010	by:	/S/ EDWARD J. WOODARD, JR., CLBB
Edward J. Woodard, Jr., CLBB
Chairman of the Board,
President and Chief Executive Officer

Date:	March 31, 2010	by:	/S/ CYNTHIA A. SABOL, CPA
Cynthia A. Sabol, CPA
Executive Vice President
& Chief Financial Officer