Form 10-Q
period 2010-03-31
COMMONWEALTH BANKSHARES INC
filed 2010-05-17
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $2.066 Par Value – 6,889,431 shares as of May 4, 2010

Commonwealth Bankshares, Inc.

Form 10-Q for the Quarter Ended March 31, 2010

Page
PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS	3

Consolidated Balance Sheets	3
March 31, 2010
December 31, 2009

Consolidated Statements of Operations	4
Three months ended March 31, 2010
Three months ended March 31, 2009

Consolidated Statements of Comprehensive Income	5
Three months ended March 31, 2010
Three months ended March 31, 2009

Consolidated Statements of Equity	6
Three months ended March 31, 2010
Year ended December 31, 2009
Year ended December 31, 2008

Consolidated Statements of Cash Flows	7
Three months ended March 31, 2010
Three months ended March 31, 2009

Notes to Consolidated Financial Statements	8 - 16

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17 - 25

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4 – CONTROLS AND PROCEDURES	25 - 27

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	27

ITEM 1A – RISK FACTORS	27

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4 – REMOVED AND RESERVED	27

ITEM 5 – OTHER INFORMATION	27

ITEM 6 – EXHIBITS	27

SIGNATURES	28

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents:
Cash and due from banks	$3,855,532	$4,670,991
Interest bearing deposits in banks	181,848,785	178,746,476
Federal funds sold	65,556	2,102,882

Total cash and cash equivalents	185,769,873	185,520,349

Investment securities:
Available for sale, at fair market value	4,054,362	5,597,098
Held to maturity, at amortized cost (fair market value was $141,789 and $158,198, respectively)	141,811	158,168

Total investment securities	4,196,173	5,755,266

Equity securities, restricted, at cost	9,508,250	9,508,250

Loans	1,002,998,560	1,031,884,982
Allowance for loan losses	(49,142,008)	(45,770,653)

Loans, net	953,856,552	986,114,329

Premises and equipment, net	35,240,219	35,854,433
Other real estate owned	15,001,425	11,380,254
Deferred tax assets, net	17,836,582	17,005,394
Accrued interest receivable	4,973,089	5,619,916
Other assets	19,073,606	19,745,166

	$1,245,455,769	$1,276,503,357

Liabilities and Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$41,962,072	$44,940,884
Interest-bearing	1,011,406,134	1,035,955,612

Total deposits	1,053,368,206	1,080,896,496

Short-term borrowings	35,000,000	35,000,000
Long-term debt	50,000,000	50,000,000
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	2,962,281	2,678,629
Other liabilities	4,161,521	6,828,936

Total liabilities	1,166,111,008	1,196,023,061
Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,889,432 and 6,888,451 shares issued and outstanding in 2010 and 2009, respectively	14,233,567	14,231,540
Additional paid-in capital	63,839,261	63,839,543
Retained earnings	1,031,708	1,954,500
Accumulated other comprehensive income (loss)	(2,957)	12,078

Total stockholders’ equity	79,101,579	80,037,661
Noncontrolling interests	243,182	442,635

Total equity	79,344,761	80,480,296

	$1,245,455,769	$1,276,503,357

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Interest and dividend income:
Loans, including fees	$14,742,736	$16,365,614
Investment securities:
Taxable	57,926	64,668
Tax exempt	7,435	8,855
Dividend income, equity securities, restricted	39,024	27,391
Other interest income	110,470	1,461

Total interest and dividend income	14,957,591	16,467,989

Interest expense:
Deposits	6,814,317	6,276,339
Short-term borrowings	35,116	202,901
Long-term debt	477,319	479,978
Trust preferred capital notes	328,060	322,945

Total interest expense	7,654,812	7,282,163

Net interest income	7,302,779	9,185,826

Provision for loan losses	4,998,051	4,004,400

Net interest income after provision for loan losses	2,304,728	5,181,426

Noninterest income:
Service charges on deposit accounts	281,175	313,175
Other service charges and fees	210,589	219,571
Loss on other real estate owned	(264,617)	—
Other	468,478	747,798

Total noninterest income	695,625	1,280,544

Noninterest expense:
Salaries and employee benefits	542,217	2,504,305
Net occupancy expense	1,015,053	1,005,939
Furniture and equipment expense	504,065	492,086
Other operating expense	2,353,302	1,564,440

Total noninterest expense	4,414,637	5,566,770

Income (loss) before income taxes	(1,414,284)	895,200
Income tax expense (benefit)	(496,943)	297,808

Net income (loss)	(917,341)	597,392
Less: Net income attributable to noncontrolling interests	5,451	16,092

Net income (loss) attributable to the Company	$(922,792)	$581,300

Earnings (loss) per share attributable to the Company’s common stockholders:
Basic	$(0.13)	$0.08

Diluted	$(0.13)	$0.08

Dividends paid per common share	$—	$0.08

Basic weighted average shares outstanding	6,888,800	6,861,845
Diluted weighted average shares outstanding	6,888,800	6,861,845

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Net income (loss)	$(917,341)	$597,392
Other comprehensive income, net of income tax:
Net change in unrealized (loss) on securities available for sale	(15,035)	(7,692)

Comprehensive income (loss)	(932,376)	589,700
Less: Comprehensive income attributable to noncontrolling interests	5,451	16,092

Comprehensive income (loss) attributable to the Company	$(937,827)	$573,608

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Equity

Three Months Ended March 31, 2010, and Years Ended December 31, 2009 and 2008

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2008	6,915,587	$14,287,602	$64,742,520	$34,361,972	$22,080	$58,977	$113,473,151
Comprehensive (loss):
Net (loss)	—	—	—	(3,739,069)	—	(34,695)	(3,773,764)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	16,759	—	16,759

Total comprehensive (loss)							(3,757,005)

Issuance of common stock	77,156	159,406	782,792	—	—	—	942,198
Common stock repurchased	(141,326)	(291,980)	(1,768,246)	—	—	—	(2,060,226)
Contributions from noncontrolling interest holder	—	—	—	—	—	390,000	390,000
Cash dividends - $0.32 per share	—	—	—	(2,201,590)	—	—	(2,201,590)
Cash dividends - Noncontrolling interests	—	—	—	—	—	(8,712)	(8,712)

Balance, December 31, 2008	6,851,417	14,155,028	63,757,066	28,421,313	38,839	405,570	106,777,816
Comprehensive (loss):
Net income (loss)	—	—	—	(25,781,103)	—	37,065	(25,744,038)
Change in unrealized (loss) on securities available for sale, net of tax effect	—	—	—	—	(26,761)	—	(26,761)

Total comprehensive (loss)							(25,770,799)

Issuance of common stock	37,034	76,512	82,477	—	—	—	158,989
Cash dividends - $0.10 per share	—	—	—	(685,710)	—	—	(685,710)

Balance, December 31, 2009	6,888,451	14,231,540	63,839,543	1,954,500	12,078	442,635	80,480,296
Comprehensive (loss):
Net income (loss)	—	—	—	(922,792)	—	5,451	(917,341)
Change in unrealized (loss) on securities available for sale, net of tax effect	—	—	—	—	(15,035)	—	(15,035)

Total comprehensive (loss)							(932,376)

Purchase of subsidiary shares from noncontrolling interest holder	—	—	—	—	—	(204,904)	(204,904)
Issuance of common stock	981	2,027	(282)	—	—	—	1,745

Balance, March 31, 2010	6,889,432	$14,233,567	$63,839,261	$1,031,708	$(2,957)	$243,182	$79,344,761

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Operating activities:
Net income (loss)	$(917,341)	$597,392
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,998,051	4,004,400
Depreciation and amortization	739,974	622,690
Loss on other real estate owned	285,280	70,075
Net amortization of premiums and accretion of discounts on investments securities	303	1,001
Gain on the sale of investment securities available for sale	—	(1,691)
Deferred tax assets	(823,442)	(524,548)
Net change in:
Accrued interest receivable	646,827	137,300
Other assets	671,560	(380,977)
Accrued interest payable	283,652	(46,905)
Other liabilities	(2,667,415)	983,387

Net cash provided by operating activities	3,217,449	5,462,124

Investing activities:
Purchase of investment securities available for sale	(250,000)	—
Purchase of equity securities, restricted	—	(435,900)
Net purchase of premises and equipment	(125,760)	(616,082)
Improvements to other real estate owned	(19,950)	(16,855)
Net (increase) decrease in loans	22,343,225	(34,236,281)
Purchase of subsidiary shares from noncontrolling interests	(204,904)	—
Proceeds from:
Calls and maturities of investment securities held to maturity	16,208	6,346
Sales and maturities of investment securities available for sale	1,769,801	1,518,394
Sales of equity securities, restricted	—	1,781,700
Sale of other real estate owned	1,030,000	—

Net cash provided by (used in) investing activities	24,558,620	(31,998,678)

Financing activities:
Net change in:
Demand, interest-bearing demand and savings deposits	6,135,350	1,069,593
Time deposits	15,680,360	14,694,968
Brokered time deposits	(49,344,000)	28,979,000
Short-term borrowings	—	(16,602,000)
Long-term debt	—	(5,000,000)
Principal payments on long-term debt	—	(26,112)
Dividends reinvested and sale of stock	1,745	115,352
Dividends paid to stockholders	—	(548,113)

Net cash provided by (used in) financing activities	(27,526,545)	22,682,688

Net increase (decrease) in cash and cash equivalents	249,524	(3,853,866)
Cash and cash equivalents, January 1	185,520,349	11,672,367

Cash and cash equivalents, March 31	$185,769,873	$7,818,501

Supplemental cash flow disclosure:
Interest paid during the period	$7,371,160	$7,329,068

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$4,916,501	$3,745,575

Sale of other real estate owned financed by Bank loans	$108,000	$—

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. Based on the Company’s evaluation of subsequent events for potential recognition and/or disclosure, the Company has no events to report.

Certain prior year amounts have been reclassified to conform to the presentation for current year. These reclassifications have no effect on previously reported net income (loss).

Note B – Earnings Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended
	March 31, 2010	March 31, 2009

Net income (loss) attributable to the Company	$(922,792)	$581,300
Weighted average shares outstanding	6,888,800	6,861,845

Basic earnings (loss) per common share attributable to the Company’s common stockholders	$(0.13)	$0.08

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,888,800	6,861,845

Diluted average shares outstanding	6,888,800	6,861,845

Diluted earnings (loss) per common share attributable to the Company’s common stockholders	$(0.13)	$0.08

At March 31, 2010 and 2009, options to acquire 399,802 and 463,732 shares of common stock, respectively were not included in computing diluted earnings (loss) per common because their effects were anti-dilutive.

Note C – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2010
Available for sale:
U.S. Government and agency securities	$3,000,000	$1,508	$(22,062)	$2,979,446
Mortgage-backed securities	414,315	11,234	(394)	425,155
State and municipal securities	644,529	5,232	—	649,761

	$4,058,844	$17,974	$(22,456)	$4,054,362

Held to maturity:
Mortgage-backed securities	$141,811	$350	$(372)	$141,789

	$141,811	$350	$(372)	$141,789

December 31, 2009
Available for sale:
U.S. Government and agency securities	$4,500,000	$3,325	$—	$4,503,325
Mortgage-backed securities	434,306	9,999	(588)	443,717
State and municipal securities	644,492	5,564	—	650,056

	$5,578,798	$18,888	$(588)	$5,597,098

Held to maturity:
Mortgage-backed securities	$158,168	$395	$(365)	$158,198

	$158,168	$395	$(365)	$158,198

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009 aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government and agency securities	$2,477,938	$22,062	$—	$—	$2,477,938	$22,062
Mortgage-backed securities	—	—	25,528	394	25,528	394

Total temporarily impaired securities	$2,477,938	$22,062	$25,528	$394	$2,503,466	$22,456

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Mortgage-backed securities	$—	$—	$48,593	$588	$48,593	$588

Total temporarily impaired securities	$—	$—	$48,593	$588	$48,593	$588

The unrealized loss positions at March 31, 2010 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions of less than 12 months duration at March 31, 2010 included three direct obligations of US Government agencies. Securities with losses of one year or greater duration included one federal agency mortgage-backed security.

No impairment has been recognized on any securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

A maturity schedule of investment securities as of March 31, 2010 is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due:
In one year or less	$2,470,000	$2,462,270	$—	$—
After one year through five years	1,174,529	1,166,937	—	—
After five years through ten years	—	—	—	—
After ten years	—	—	—	—

	3,644,529	3,629,207	—	—
Mortgage-backed securities	414,315	425,155	141,811	141,789

	$4,058,844	$4,054,362	$141,811	$141,789

At March 31, 2010 and December 31, 2009, the Company had investment securities with carrying values of $3,915,203 and $5,456,751, respectively, pledged to secure public deposits and $27,286 and $28,168, respectively, pledged to secure treasury, tax and loan deposits.

Note D – Loans

Major classifications of loans are summarized as follows:

	March 31, 2010	December 31, 2009
Construction and development	$207,265,619	$246,763,540
Commercial	74,292,567	73,503,793
Commercial mortgage	545,453,192	531,892,963
Residential mortgage	167,451,784	170,325,348
Installment loans to individuals	10,360,769	11,174,709
Other	270,428	472,331

Gross loans	1,005,094,359	1,034,132,684
Unearned income	(2,095,799)	(2,247,702)
Allowance for loan losses	(49,142,008)	(45,770,653)

Loans, net	$953,856,552	$986,114,329

Non-performing assets are as follows:

	March 31, 2010	December 31, 2009
Non-accrual loans:
Construction and development	$49,673,570	$45,483,479
Commercial	2,947,261	3,394,838
Commercial mortgage	23,089,645	14,222,559
Residential mortgage	11,470,016	10,039,495
Installment loans to individuals	622,852	27,910

	87,803,344	73,168,281

Loans contractually past-due 90 days or more:
Construction and development	1,884,047	—
Commercial	11,912	—
Commercial mortgage	2,364,646	4,205,055
Residential mortgage	1,368,419	115,033
Other	13,424	119,127

	5,642,448	4,439,215

Total non-performing loans	93,445,792	77,607,496
Other real estate owned	15,001,425	11,380,254

Total non-performing assets	$108,447,217	$88,987,750

Allowance as a percentage of non-performing loans	52.59%	58.98%
Non-performing assets as a percentage of total assets	8.71%	6.97%

Note E – Allowance for Loan Losses

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2010 and 2009 were as follows:

	March 31, 2010	March 31, 2009
Balance at beginning of year	$45,770,653	$31,120,376
Provision charged to operating expense	4,998,051	4,004,400
Loans charged-off	(1,768,333)	(1,595,705)
Recoveries of loans previously charged-off	141,637	9,508

Balance at end of period	$49,142,008	$33,538,579

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	March 31, 2010	December 31, 2009
Land	$2,189,418	$2,189,418
Building and improvements	8,581,354	8,581,354
Leasehold improvements	21,528,731	21,528,730
Furniture and equipment	17,360,008	17,328,195

	49,659,511	49,627,697
Less accumulated depreciation	(14,419,292)	(13,773,264)

	$35,240,219	$35,854,433

Note G – Deferred Income Taxes

As of March 31, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets (“DTA”) of approximately $17.8 million and $17.0 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors. Management is considering certain transactions that would increase the likelihood that a DTA will be realized. Execution of certain transactions may be considered viable but changing market conditions, tax laws, and other factors could affect the success thereof. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s deferred income tax assets as of March 31, 2010 will be fully realized and therefore no valuation allowance was recorded. However, the Company can give no assurance that in the future its DTA will not be impaired since such determination is based on projections of future earnings and the possible effect of the certain transactions, which are subject to uncertainty and estimates that may change given economic conditions and other factors. Due to the uncertainty of estimates and projections, it is reasonably possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred in the three months ended March 31, 2010 and for the year ended December 31, 2009, the Company has recorded income taxes receivable of approximately $10.9 million and $11.4 million, respectively, which are included in other assets on the accompanying consolidated balance sheets.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
	(in thousands)
Assets
Available for sale securities	$—	$4,054	$—	$4,054

Assets Measured at Fair Value on a Recurring Basis at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
	(in thousands)
Assets
Available for sale securities	$—	$5,597	$—	$5,597

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Financial assets measured at fair value on a non-recurring basis include the following:

Impaired Loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, the observable market price of the loan or the fair value of the collateral. All collateral-dependent loans are measured for impairment based on the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent licensed appraiser outside of the Company using observable market data. This valuation would be considered Level 3. An allowance is allocated to an impaired loan if the carrying value exceeds the estimated fair value. Impaired loans had a carrying amount of $277.1 million and $262.7 million, with a valuation allowance of $26.2 million and $22.2 million at March 31, 2010 and December 31, 2009, respectively.

Other Real Estate Owned. Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions which are based on current market trends and historical loss severities for similar assets. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings in the Company’s consolidated statements of operations. Other real estate owned had a carrying amount of $15.0 million and $11.4 million at March 31, 2010 and December 31, 2009, respectively. For the three months ended March 31, 2010 and 2009, the Company recorded losses of $260.9 thousand and $0, respectively, due to valuation adjustments on other real estate owned property in its consolidated statements of operations.

The following table summarizes financial assets measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
	(in thousands)
Assets
Impaired loans	$—	$—	$250,902	$250,902
Other real estate owned	$—	$—	$15,001	$15,001

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
	(in thousands)
Assets
Impaired loans	$—	$—	$240,530	$240,530
Other real estate owned	$—	$—	$11,380	$11,380

Non-financial assets measured at fair value on a non-recurring basis include the following:

Goodwill. Goodwill requires an impairment review at least annually and more frequently if certain impairment indicators are evident. Goodwill had a carrying amount of $249.5 thousand at March 31, 2010 and December 31, 2009. Based on the annual testing for impairment of goodwill, there have been no impairment charges to date.

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

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$185,770	$185,770	$185,520	$185,520
Investment securities	4,196	4,196	5,755	5,755
Equity securities	9,508	9,508	9,508	9,508
Loans, net	953,857	983,342	986,114	1,018,746
Accrued interest receivable	4,973	4,973	5,620	5,620
Deposits	1,053,368	1,072,956	1,080,896	1,110,313
Short-term borrowings	35,000	35,000	35,000	35,000
Long-term debt	50,000	54,245	50,000	54,091
Accrued interest payable	2,962	2,962	2,679	2,679

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia Corporation on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, six branches in Virginia Beach, four branches in Chesapeake, two branches in Portsmouth, one branch in Suffolk, and four branches in North Carolina, located in Powells Point, Waves, Moyock and Kitty Hawk. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Virginia Beach and one mortgage branch office in Gloucester, Virginia. Executive Title Center currently operates one title insurance branch office in Suffolk, Virginia. Commonwealth Financial Advisors currently has one location in Norfolk, Virginia.

The Company concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth, Chesapeake and Suffolk, Virginia and Northeastern North Carolina. The Company intends to continue concentrating its banking activities in its current markets, which the Company believes are attractive areas in which to operate.

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting period and should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required. See Note 1 – Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009, for further information related to the allowance for loan losses.

Recent Accounting Pronouncements

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

Adoption of New Accounting Standards

In February 2010, the FASB issued Accounting Standards Update ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds.” ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services - Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Company as of January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update ASU No. 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and disclosure Requirements.” The FASB amended its guidance on subsequent events to no longer require SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements in order to alleviate potential conflicts between the FASB’s guidance and the SEC’s filing requirements. This guidance was effective immediately upon issuance. The adoption of this guidance had no impact on our results of operations or financial condition. While our consolidated financial statements no longer disclose the date through which we have evaluated subsequent events, we continue to be required to evaluate subsequent events through the date when our financial statements are issued.

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

In January 2010, the FASB issued Accounting Standards Update ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed above, ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds,” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In March 2010, the FASB issued Accounting Standards Update ASU No. 2010-11, “Derivatives and Hedging (Topic 815),” which clarifies that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. The provisions of ASU 2010-11 will be effective July 1, 2010. Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. The adoption of this guidance is not expected to have any impact on the Company’s financial statements.

Stock Compensation Plans

The Company has stock option plans that provide for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company. Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Share-based compensation expense is recorded in salary and employee benefits. Substantially, all employee stock options are awarded at the end of the year as part of an employee’s overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the three months ended March 31, 2010 and 2009, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2010 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in months)	Aggregate Intrinsic Value
Balance at December 31, 2009	431,262	$17.21
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	31,460	8.27

Balance at March 31, 2010	399,802	$17.91	61.58	$(5,881,087)

Balance exercisable at March 31, 2010	399,802	$17.91	61.58	$(5,881,087)

See Note 18 - Stock Based Compensation Plans of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009, for further information related to stock based compensation.

Additional Regulatory Restrictions on the Parent and the Bank

As previously disclosed, the Company received a letter from the Federal Reserve Bank of Richmond (“FRB”) dated December 11, 2009 stating that the Bank is deemed to be in “troubled condition” within the meaning of federal statutes and regulations. Please see “Part I, Item 1. Business - Regulation and Supervision” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information about the letter and certain additional limitations and regulatory restrictions the letter imposes on the Parent and the Bank.

Financial Condition

Total assets at March 31, 2010 were $1.2 billion, a decrease of 2.4% or $31.0 million from December 31, 2009. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of March 31, 2010, total gross loans (excluding unearned interest) were $1.0 billion, a decrease of $28.9 million or 2.8% from December 31, 2009. The decline in total gross loans for the first quarter of 2010 is the result of scheduled principal curtailments and lower loan demand.

As of March 31, 2010, 82.3% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. It should be noted that 66.0% of these commercial loans are collateralized with real estate. At March 31, 2010, 70.9% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. Deposits at March 31, 2010 were $1.1 billion, a decrease of $27.5 million or 2.6% from December 31, 2009. The decline in deposits is a result of the reduction in broker certificates of deposit. Noninterest-bearing demand deposits decreased by $3.0 million or 6.6% and interest-bearing deposits decreased by $24.5 million or 2.4%. Time deposits, excluding broker certificates of deposit, increased $15.7 million during the first three months of 2010, with interest-bearing demand and savings accounts increasing $8.4 million and $666.2 thousand, respectively. Included in time deposits less than $100,000 as of March 31, 2010 and December 31, 2009 are $442.9 million and $492.3 million, respectively, in broker certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Also included in time deposits less than $100,000 are QwickRate deposits. As of March 31, 2010 and December 31, 2009, the Company had $39.8 million and $37.4 million in QwickRate deposits, respectively. The Company is committed to improving its liquidity position through the generation of core deposits and thus work to eliminate our dependence on out of market time deposits. Management believes the overall growth in core deposits is a result of the Company’s competitive interest rates on all deposit products, special promotions and product enhancements, as well as the Company’s continued marketing efforts. The Company’s core deposit base is predominantly provided by individuals and businesses located within communities served.

Short-term borrowings and long-term debt, both in the form of advances from FHLB, were $35.0 million and $50.0 million, respectively at March 31, 2010 and December 31, 2009.

Results of Operation

During the first three months of 2010, the Company reported a loss of $922.8 thousand, a decrease of 258.7% over reported net income of $581.3 thousand for the first three months of 2009. As a prudent measure against potential future losses, management elected to provide an additional $5.0 million to its allowance for loan losses during the first three months of 2010. On a per share basis, our diluted loss for the three months ended March 31, 2010 was $0.13, or a 262.5% decrease compared to earnings per share of $0.08 for the same period in 2009.

Profitability as measured by the Company’s return on average assets (“ROA”) was (0.29%) and 0.22% for the three months ended March 31, 2010 and 2009, respectively. ROA was impacted by the decrease in net earnings of 258.7% and by the increase in average assets of $179.1 million or 16.4% from March 31, 2009 to March 31, 2010. The return on average equity (“ROE”) was (4.67%) and 2.20% for the three months ended March 31, 2010 and 2009, respectively. The decrease in ROE is the result of our net loss and the decline in year-to-date average equity of $26.8 million or 25.1% from March 31, 2009 to March 31, 2010. The decrease in year-to-date average equity is primarily the result of our net loss of $25.8 million for the year ended December 31, 2009.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits, short-term borrowings and long-term debt represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $7.3 million for the three months ended March 31, 2010, a decrease of $1.9 million or 20.5% from the $9.2 million for the three months ended March 31, 2009.

Total interest and dividend income was $15.0 million for the three months ended March 31, 2010, a decrease of $1.5 million or 9.2% from the same period of 2009. Interest income on loans, including fees, decreased $1.6 million or 9.9% to $14.7 million for the three months ended March 31, 2010 as compared to the same period in 2009. While the Company’s performing loans provided a strong yield and helped maintain solid sources of interest income, the level of non-performing and restructured loans lead to a year over year decrease in interest income.

Interest expense was $7.7 million and $7.3 million for the three months ended March 31, 2010 and 2009, respectively. The slight increase in interest expense of 5.1% can be attributed to the increase in the Company’s average interest bearing liabilities, which was offset by the decrease in the overall rate paid on these liabilities. Average interest bearing liabilities increased $212.5 million or 22.9% from March 31, 2009 to March 31, 2010. This substantial increase was mostly due to the $245.6 million increase in total deposits as of March 31, 2010 as compared to 2009. The overall average rate paid on our interest bearing liabilities decreased 46 basis points between March 31, 2009 and March 31, 2010, which was due to our time deposits repricing to align with the decreases to the prime rate.

The net interest margin, calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s effectiveness in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 2.41% during the first three months of 2010, as compared to 3.53% for the same period in 2009. The compression of our margins from the prior year is the result of the increase in the balance of non-accruing and restructured loans and the increased liquidity placed in interest bearing deposits of banks (overnight funds) paying only 0.25%. The average balance of interest bearing deposits in banks increased $189.0 million from March 31, 2009 to March 31, 2010. In addition, the continued pressure on deposit pricing and the competitiveness for deposits from the reduction in liquidity throughout the financial markets has kept rates at a high level relative to loan rates.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, the economic environment and other factors, both internal and external, that may affect the quality and future loss experience of the credit portfolio. At March 31, 2010, the Company had total allowance for loan losses of $49.1 million or 4.90% of total loans. As a result of the continued economic uncertainties, the Company made provisions for loan losses of $5.0 million for the first three months of 2010, an increase of $993.7 thousand or 24.8% over the same period of 2009. Loan charge-offs for the three months ended March 31, 2010 totaled $1.8 million and recoveries for the same period totaled $141.6 thousand. Of the $1.8 million in loan charge-offs as of March 31, 2010, substantially the entire amount was comprised of relationships with specific reserve allocations previously established. Net charge-offs as a percentage of average loans outstanding was 0.16% and 0.15% for the three months ended March 31, 2010 and 2009, respectively.

Non-performing assets were $108.4 million or 8.71% of total assets at March 31, 2010 compared to $89.0 million or 6.97% of total assets at December 31, 2009 and $71.1 million or 6.41% of total assets at March 31, 2009. Non-performing loans increased $15.8 million in the first three months of 2010 to $93.4 million. Non-performing loans at March 31, 2010 were comprised of 153 loans, an increase of 29 loans, which is reflective of the unprecedented economic environment which continues to negatively impact our loan portfolio. $89.9 million or 96.2% of the total non-performing loans are comprised of 124 loans secured by real estate, of which $51.6 million are construction and development loans. The Company’s Loan Impairment Committee continues to monitor non-performing assets, past due loans, identify potential problem credits and develop action plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee has individually reviewed the underlying collateral value (less cost to sell) on each of these loans as a part of its analysis of impaired loans. As a result of this comprehensive analysis, a $26.2 million specific reserve for loan losses has been established for non-performing loans. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. Based on current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans however, management plans to work with our customers to get through these unprecedented economic times and to minimize any potential credit exposure. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses.

The Company is required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDR”). In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty. TDR typically result from the Company’s loss mitigation activities and include rate reductions or other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. As of March 31, 2010, the Company’s TDR loans totaled $98.5 million as compared to none one year earlier. Of this total, approximately $71.6 million are in compliance with modified terms, $7.0 million are 30-89 days delinquent, $259.8 thousand are 90 days or more delinquent, and $19.6 million are classified as non-accrual.

Other real estate owned (“OREO”) at March 31, 2010 was $15.0 million, compared to $11.4 million at December 31, 2009. The balance at March 31, 2010 was comprised of 46 properties of which 25 were residential properties.

For the three months ended March 31, 2010, new foreclosures included 12 properties totaling $4.9 million, of which $4.7 million represented seven residential properties and four residential lots. OREO sales for the three months ended March 31, 2010 consisted of three residential properties and two residential lots, which resulted in a net loss of $3.7 thousand. At March 31, 2010, there were four residential properties under contract for sale. Subsequent to March 31, 2010, there were an additional four residential properties and one commercial property under contract for sale, of which one of the residential properties sold resulting in a loss of $47.4 thousand. The remaining properties are being actively marketed and management does not anticipate any material losses associated with these properties. As a direct result of the continued decline in the real estate market, the Company recorded losses of $260.9 thousand in its consolidated statements of operations for the three months ended March 31, 2010, due to valuation adjustments on 12 OREO properties. There were no losses due to valuation adjustments on OREO properties during the same period of 2009. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition of non-performing and other lower quality assets.

Total noninterest income decreased in the three months ended March 31, 2010 to $695.6 thousand, a decrease of $584.9 thousand or 45.7% from the $1.3 million reported for the same period in 2009. Service charges on deposit accounts decreased $32.0 thousand, or 10.2% in the first quarter of 2010, which was primarily attributable to a decrease of $34.7 thousand, or 13.3% in non-sufficient funds (“NSF”) fees. Other service charges and fees reflected a slight decrease of $9.0 thousand or 4.1% during the first three months of 2010. Other service charges and fees included increases of $6.3 thousand and $3.8 thousand in checkbook sales and ATM fee income, respectively, which was offset by a reduction in trust service fee income of $17.2 thousand for the quarter ended March 31, 2010. Revenues generated from the Bank’s mortgage, title and investment subsidiaries, which are included in other noninterest income, were $300.2 thousand for the three months ended March 31, 2010 compared to $394.7 thousand for the same period in 2009. Revenues from the mortgage and title subsidiaries continue to be down from the prior year due to the slow economy and the weak housing markets. For the three months ended March 31, 2010 and 2009, the Company recorded losses on OREO totaling $264.6 thousand and $0, respectively. For 2010, $260.9 thousand relates to losses from valuation adjustments and the remaining $3.7 thousand relates to net losses on the sales of OREO properties.

Noninterest expense represents the overhead expenses of the Company. Costs associated with managing our asset and liability growth has resulted in increases to almost all components of noninterest expense. Noninterest expense for the three months ended March 31, 2010 totaled $4.4 million, a decrease of $1.2 million from the $5.6 million recorded during the comparable period in 2009. The ratio of annualized noninterest expense to year-to-date average total assets was 1.41% and 2.06% for the three months ended March 31, 2010 and 2009, respectively.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 55.16% for the three months ended March 31, 2010, as compared to 53.15% for the comparable period in 2009. For the three months ended March 31, 2010, the Company’s efficiency ratio was impacted by the decrease in interest income due to non-performing and restructured loans, the increase in losses on OREO, the increases to FDIC insurance and expenses related to OREO properties, and the decrease in salaries and employee benefits.

Salaries and employee benefits decreased by $2.0 million or 78.3% to $542.2 thousand for the three months ended March 31, 2010 compared to the $2.5 million reported during the first three months of 2009. The decrease in salaries and employee benefits was the direct result of the elimination of the executive officer deferred compensation plans. Occupancy expense and furniture and equipment expense had only minimal increases when comparing the first three months of 2010 to 2009. Occupancy expenses increased 0.9% or $9.1 thousand while furniture and equipment expenses increased 2.4% or $12.0 thousand. Other noninterest operating expenses, which includes a grouping of numerous transactions relating to normal banking operations, increased $788.9 thousand for the three months ended March 31, 2010, a 50.4% increase over the comparable period for 2009. The increase was comprised of increases of $530.4 thousand, $95.3 thousand, $144.2 thousand and $95.8 thousand in FDIC insurance, expenses related to OREO properties, professional fees and loan collection costs, respectively. During the second quarter of 2009, the FDIC increased deposit insurance costs for all banks to help replenish the Deposit Insurance Fund. In addition, the continued decline in real estate values and economic uncertainties has had a negative impact on our loan portfolio, which has resulted in a steady rise of expenses related to troubled asset resolution.

Income tax benefit for the three months ended March 31, 2010 was $496.9 thousand compared to income tax expense of $297.8 thousand for the same period in 2009. The Company’s effective tax rate was 35.1% for the three months ended March 31, 2010, compared to 33.3% for the comparable period in 2009.

Capital Resources

Total stockholders’ equity for the Company decreased $936.1 thousand, or 1.2%, to $79.1 million at March 31, 2010 compared to $80.0 million at December 31, 2009. The decrease in total stockholders’ equity for the first three months of 2010 was the result of our loss of $922.8 thousand.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC has issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are a measure of capital adequacy. At March 31, 2010, the Bank’s risk-adjusted capital ratios were 8.97% for Tier 1 and 10.27% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of March 31, 2010.

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

Cash Dividends

For the three months ended March 31, 2010 and 2009, the Company paid out cash dividends of $0.00 and $.08 per share. The Company’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions. The Company’s only source of funds for cash dividends are dividends paid to the Company by the Bank.

As a result of the Bank currently being deemed to be in “troubled condition” within the meaning of federal statutes and regulations by the FRB, each of the Company and the Bank are subject to additional limitations and regulatory restrictions and may not pay dividends to its shareholders (including payments by the Company related to trust preferred securities).

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 21 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

The Company’s contractual obligations consist of operating lease obligations, FHLB borrowings, trust preferred capital notes, standby letters of credit and commitments to extend credit. There have been no material changes to the contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $189.8 million as of March 31, 2010. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well including the ability to borrow from the Federal Home Loan Bank of Atlanta up to $155.8 million. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, including the use of broker certificates of deposit, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

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

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter the Company carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report (March 31, 2010).

Internal Control over Financial Reporting. In the Annual Report on Form 10-K for the year ended December 31, 2009, management’s assessment of the effectiveness of the Company’s internal control over financial reporting reported a material weakness as a result of inadequate control policies related to the determination of the allowance for loan losses. Specifically, the Company’s policies and procedures did not provide for timely evaluation of management’s approach to assessing credit risk inherent in the Company’s loan portfolio or timely revision of that approach to reflect changes in the economic environment. The methodology and systems for the establishment of both general reserves and specific reserves on loans needed improvement in order to adequately estimate the expected losses in the Company’s loan portfolio. Further, the system for the identification and evaluation of nonaccrual and impaired loans and resulting implications to revenue recognition needed to be updated.

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

While management is not required to re-assess the effectiveness of internal control over financial reporting during the fiscal year, the Company believes, through these steps, it has appropriately addressed the material weakness in its internal control over financial reporting disclosed in its Form 10-K. The Company cannot assure you that it or its independent accountants will not in the future identify further material weaknesses or significant deficiencies in the Company’s internal control over financial reporting that have not been discovered to date. In addition, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors.

Changes in Internal Control over Financial Reporting. Except as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company expects the changes related to the remediation plan to materially affect and improve its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2010, there were no legal proceedings against the Company.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We announced an open ended program in May 2007 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During the first three months of 2010, we repurchased no shares of our common stock. Since December 11, 2009, we are prohibited from repurchasing or redeeming shares of our common stock without prior approval from the FRB and the SCC.

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter.

Item 4.	Removed and Reserved

Item 5.	Other Information

Effective March 31, 2010, the Bank terminated the deferred supplemental compensation agreements it had in place with each of the Company’s named executive officers (Edward J. Woodard, Jr., CLBB, President and Chief Executive Officer; Cynthia A. Sabol, CPA, Executive Vice President and Chief Financial Officer; Simon Hounslow, Executive Vice President and Chief Lending Officer; and Stephen G. Fields, Executive Vice President and Commercial Loan Officer).

The Bank originally entered into these deferred supplemental compensation agreements to help retain the services of these key executives. Under Mr. Woodard’s supplemental agreement, upon the later of Mr. Woodard’s attaining the age of 65 or his retirement (or, if earlier, his death), Mr. Woodard or his beneficiary was entitled to payment from the Bank of: (i) $250,000 in 120 equal consecutive monthly installments of $2,083.33 each, (ii) $720,000 in 180 equal consecutive monthly installments of $4,000 each, and (iii) $540,000 in 180 equal consecutive monthly installments of $3,000 each. Under the supplemental agreement, Mr. Woodard was obligated to make himself available to the Company after his retirement, so long as he received payments under the supplemental agreement, for occasional consultation which the Company could have reasonably requested.

The terms and conditions of the deferred supplemental compensation agreements with Ms. Sabol, Mr. Hounslow and Mr. Fields were virtually the same as those of Mr. Woodard’s deferred supplemental compensation agreement except for the amount of payment to which they were entitled. Under her supplemental agreement, Ms. Sabol was entitled to payment from the Bank of $1,500,000 in 180 equal consecutive monthly installments of $8,333.33 each. Mr. Hounslow and Mr. Fields were each entitled to $750,000 in 180 equal consecutive monthly installments of $4,166.67 each.

These deferred supplemental compensation agreements were terminated by mutual agreement in recognition of the Bank’s desire to terminate the economic liability associated with the deferred supplemental compensation agreements involving all employees who were not in payment status under such agreements and as part of the Bank’s capital planning process. As a result of the termination of these agreements, these executives will not receive the benefits described above upon attaining the age of 65 or retirement, and no payments or other compensation was received by these executives in connection with the termination.

Neither the Company nor the Bank incurred any early termination penalties as a result of the termination of these agreements.

The termination agreements are filed as Exhibits 10.28 through 10.31 to this Form 10-Q.

Item 6.	Exhibits

(a) Exhibits

10.28	Termination of Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr., dated as of March 31, 2010.

10.29	Termination of Deferred Supplemental Compensation Agreement with Cynthia A. Sabol, dated as of March 31, 2010.

10.30	Termination of Deferred Supplemental Compensation Agreement with Simon Hounslow, dated as of March 31, 2010.

10.31	Termination of Deferred Supplemental Compensation Agreement with Stephen G. Fields, dated as of March 31, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: May 17, 2010	by:	/S/ EDWARD J. WOODARD, JR., CLBB
Edward J. Woodard, Jr., CLBB
President and Chief Executive Officer

Date: May 17, 2010	by:	/S/ CYNTHIA A. SABOL, CPA
Cynthia A. Sabol, CPA
Executive Vice President & Chief Financial Officer