Form 10-Q
period 2010-06-30
COMMONWEALTH BANKSHARES INC
filed 2010-08-16
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Common Stock, $2.066 Par Value – 6,890,304 shares as of August 9, 2010

Commonwealth Bankshares, Inc.

Form 10-Q for the Quarter Ended June 30, 2010

Page
PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets	3
June 30, 2010
December 31, 2009

Consolidated Statements of Operations	4
Three months ended June 30, 2010
Three months ended June 30, 2009
Six months ended June 30, 2010
Six months ended June 30, 2009

Consolidated Statements of Comprehensive Income	5
Six months ended June 30, 2010
Six months ended June 30, 2009

Consolidated Statements of Equity	6
Six months ended June 30, 2010
Year ended December 31, 2009
Year ended December 31, 2008

Consolidated Statements of Cash Flows	7
Six months ended June 30, 2010
Six months ended June 30, 2009

Notes to Consolidated Financial Statements	8 - 21

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21 - 31

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4 – CONTROLS AND PROCEDURES	31

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	31

ITEM 1A – RISK FACTORS	31 - 32

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4 – (REMOVED AND RESERVED)	32

ITEM 5 – OTHER INFORMATION	32

ITEM 6 – EXHIBITS	33

SIGNATURES	34

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets

Cash and cash equivalents:
Cash and due from banks	$6,678,201	$4,670,991
Interest bearing deposits in banks	194,861,850	178,746,476
Federal funds sold	3,544	2,102,882

Total cash and cash equivalents	201,543,595	185,520,349

Investment securities:
Available for sale, at fair market value	6,843,629	5,597,098
Held to maturity, at amortized cost (fair market value was $135,753 and $158,198, respectively)	135,334	158,168

Total investment securities	6,978,963	5,755,266

Equity securities, restricted, at cost	9,508,250	9,508,250

Loans	962,327,247	1,031,884,982
Allowance for loan losses	(51,761,545)	(45,770,653)

Loans, net	910,565,702	986,114,329

Premises and equipment, net	35,365,653	35,854,433
Other real estate owned	13,875,360	11,380,254
Deferred tax assets, net	18,533,934	17,005,394
Accrued interest receivable	4,447,932	5,619,916
Other assets	21,326,055	19,745,166

	$1,222,145,444	$1,276,503,357

Liabilities and Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$43,360,970	$44,940,884
Interest-bearing	988,620,338	1,035,955,612

Total deposits	1,031,981,308	1,080,896,496

Short-term borrowings	35,000,000	35,000,000
Long-term debt	50,000,000	50,000,000
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	3,165,603	2,678,629
Other liabilities	4,517,498	6,828,936

Total liabilities	1,145,283,409	1,196,023,061

Equity:
Common stock, par value $2.066, 18,150,000 shares authorized; 6,890,305 and 6,888,451 shares issued and outstanding in 2010 and 2009, respectively	14,235,370	14,231,540
Additional paid-in capital	63,840,270	63,839,543
Retained earnings (deficit)	(1,511,806)	1,954,500
Accumulated other comprehensive income	22,583	12,078

Total stockholders’ equity	76,586,417	80,037,661
Noncontrolling interests	275,618	442,635

Total equity	76,862,035	80,480,296

	$1,222,145,444	$1,276,503,357

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest and dividend income:
Loans, including fees	$14,790,220	$16,720,550	$29,532,956	$33,086,164
Investment securities:
Taxable	51,666	61,048	109,592	125,716
Tax exempt	6,976	7,908	14,411	16,763
Dividend income, equity securities, restricted	41,211	23,476	80,235	50,867
Other interest income	105,638	1,073	216,108	2,534

Total interest and dividend income	14,995,711	16,814,055	29,953,302	33,282,044

Interest expense:
Deposits	6,503,210	6,325,072	13,317,527	12,601,411
Short-term borrowings	49,339	158,818	84,455	361,719
Long-term debt	477,785	483,701	955,104	963,679
Trust preferred capital notes	337,013	326,534	665,073	649,479

Total interest expense	7,367,347	7,294,125	15,022,159	14,576,288

Net interest income	7,628,364	9,519,930	14,931,143	18,705,756

Provision for loan losses	5,009,144	3,496,000	10,007,195	7,500,400

Net interest income after provision for loan losses	2,619,220	6,023,930	4,923,948	11,205,356

Noninterest income:
Service charges on deposit accounts	268,634	314,290	549,809	627,465
Other service charges and fees	239,115	238,222	449,704	457,793
Mortgage broker income	108,746	243,030	202,201	480,718
Title insurance income	39,982	186,795	72,671	328,399
Investment service income	54,657	45,511	228,676	60,928
Gain (loss) on other real estate owned	(590,734)	42,814	(855,351)	42,814
Other	137,890	66,862	306,205	419,951

Total noninterest income	258,290	1,137,524	953,915	2,418,068

Noninterest expense:
Salaries and employee benefits	2,506,723	2,458,342	3,048,940	4,962,647
Net occupancy expense	961,353	996,367	1,976,406	2,002,306
Furniture and equipment expense	514,532	516,270	1,018,597	1,008,356
FDIC insurance	725,490	659,366	1,413,834	817,328
Other operating expense	2,042,450	1,619,352	3,707,408	3,025,830

Total noninterest expense	6,750,548	6,249,697	11,165,185	11,816,467

Income (loss) before income taxes	(3,873,038)	911,757	(5,287,322)	1,806,957
Income tax expense (benefit)	(1,357,920)	317,115	(1,854,863)	614,923

Net income (loss)	(2,515,118)	594,642	(3,432,459)	1,192,034
Less: Net income attributable to noncontrolling interests	28,396	10,505	33,847	26,597

Net income (loss) attributable to the Company	$(2,543,514)	$584,137	$(3,466,306)	$1,165,437

Earnings (loss) per share attributable to the Company’s common stockholders:
Basic	$(0.37)	$0.09	$(0.50)	$0.17

Diluted	$(0.37)	$0.09	$(0.50)	$0.17

Dividends paid per common share	$—	$0.02	$—	$0.10

Basic weighted average shares outstanding	6,889,729	6,882,437	6,889,267	6,872,198
Diluted weighted average shares outstanding	6,889,729	6,882,437	6,889,267	6,872,198

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Six months ended
	June 30, 2010	June 30, 2009
Net income (loss)	$(3,432,459)	$1,192,034
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	10,505	(20,129)

Comprehensive income (loss)	(3,421,954)	1,171,905
Less: Comprehensive income attributable to noncontrolling interests	33,847	26,597

Comprehensive income (loss) attributable to the Company	$(3,455,801)	$1,145,308

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Equity

Six Months Ended June 30, 2010, and Years Ended December 31, 2009 and 2008

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
Balance, January 1, 2008	6,915,587	$14,287,602	$64,742,520	$34,361,972	$22,080	$58,977	$113,473,151
Comprehensive loss:
Net loss	—	—	—	(3,739,069)	—	(34,695)	(3,773,764)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	16,759	—	16,759

Total comprehensive loss							(3,757,005)

Issuance of common stock	77,156	159,406	782,792	—	—	—	942,198
Common stock repurchased	(141,326)	(291,980)	(1,768,246)	—	—	—	(2,060,226)
Contributions from noncontrolling interest holder	—	—	—	—	—	390,000	390,000
Cash dividends - $0.32 per share	—	—	—	(2,201,590)	—	—	(2,201,590)
Cash dividends - Noncontrolling interests	—	—	—	—	—	(8,712)	(8,712)

Balance, December 31, 2008	6,851,417	14,155,028	63,757,066	28,421,313	38,839	405,570	106,777,816
Comprehensive loss:
Net income (loss)	—	—	—	(25,781,103)	—	37,065	(25,744,038)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	(26,761)	—	(26,761)

Total comprehensive loss							(25,770,799)

Issuance of common stock	37,034	76,512	82,477	—	—	—	158,989
Cash dividends - $0.10 per share	—	—	—	(685,710)	—	—	(685,710)

Balance, December 31, 2009	6,888,451	14,231,540	63,839,543	1,954,500	12,078	442,635	80,480,296
Comprehensive loss:
Net income (loss)	—	—	—	(3,466,306)	—	33,847	(3,432,459)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	10,505	—	10,505

Total comprehensive loss							(3,421,954)

Purchase of subsidiary shares from noncontrolling interest holder	—	—	—	—	—	(188,604)	(188,604)
Cash distribution to noncontrolling interest holder	—	—	—	—	—	(12,260)	(12,260)
Issuance of common stock	1,854	3,830	727	—	—	—	4,557

Balance, June 30, 2010	6,890,305	$14,235,370	$63,840,270	$(1,511,806)	$22,583	$275,618	$76,862,035

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2010	June 30, 2009
Operating activities:
Net income (loss)	$(3,432,459)	$1,192,034
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	10,007,195	7,500,400
Depreciation and amortization	1,384,598	1,271,661
(Gain) loss on other real estate owned	855,351	(42,814)
Net amortization of premiums and accretion of discounts on investments securities	314	2,051
Gain on the sale of investment securities available for sale	—	(1,691)
Deferred tax assets	(1,533,951)	1,168,588
Net change in:
Accrued interest receivable	1,171,984	734,366
Other assets	(1,580,889)	(5,881,927)
Accrued interest payable	486,974	(76,401)
Other liabilities	(2,311,438)	(1,432,655)

Net cash provided by operating activities	5,047,679	4,433,612

Investing activities:
Purchase of investment securities available for sale	(3,247,500)	—
Purchase of equity securities, restricted	—	(885,900)
Net purchase of premises and equipment	(895,818)	(782,632)
Improvements to other real estate owned	(70,695)	(143,316)
Net (increase) decrease in loans	29,730,551	(62,112,959)
Purchase of subsidiary shares from noncontrolling interests	(188,604)	—
Proceeds from:
Sale of loans	28,590,113	—
Calls and maturities of investment securities held to maturity	22,607	13,872
Sales and maturities of investment securities available for sale	2,016,798	1,674,554
Sales of equity securities, restricted	—	2,456,700
Sale of other real estate owned	3,941,006	3,277,338

Net cash provided by (used in) investing activities	59,898,458	(56,502,343)

Financing activities:
Net increase (decrease):
Demand, interest-bearing demand and savings deposits	4,515,112	(6,517,733)
Time deposits	17,245,700	50,007,785
Brokered time deposits	(70,676,000)	73,902,000
Short-term borrowings	—	(61,492,000)
Long-term debt	—	(5,000,000)
Principal payments on long-term debt	—	(295,936)
Dividends reinvested and sale of stock	4,557	152,542
Dividends paid to stockholders	—	(685,710)
Distributions to noncontrolling interests	(12,260)	—

Net cash provided by (used in) financing activities	(48,922,891)	50,070,948

Net increase (decrease) in cash and cash equivalents	16,023,246	(1,997,783)
Cash and cash equivalents, January 1	185,520,349	11,672,367

Cash and cash equivalents, June 30	$201,543,595	$9,674,584

Supplemental cash flow disclosure:
Interest paid during the period	$14,535,185	$14,552,689

Income taxes paid during the period	$—	$1,684,000

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$8,894,018	$12,349,820

Sale of other real estate owned financed by Bank loans	$1,615,250	$2,291,213

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2010

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust II (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage (“Bank of the Commonwealth Mortgage”), Commonwealth Financial Advisors, LLC, Commonwealth Property Associates, LLC, WOV Properties, LLC and Moyock One, LLC are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and the Bank’s subsidiaries, collectively referred to as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Parent owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to this Trust is reported as a liability of the Parent.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the presentation for current year. These reclassifications have no effect on previously reported net income (loss).

Recent Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.

Adoption of New Accounting Standards

In June 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-16 (formerly Statement of Financial Accounting Standards No. (“SFAS”) 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140). ASU 2009-16 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance was effective January 1, 2010. The adoption of this guidance did not have, and is not anticipated to have, a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed above, ASU No. 2010-10, “Consolidations (Topic 810) – Amendments for Certain Investment Funds,” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In July 2010, the FASB issued Accounting Standards Update ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).” The guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standards Update ASU No. 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (Topic 310)” and is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions. The provisions of this Update will be applied prospectively with early application permitted. Upon initial adoption of the guidance in the Update, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not have any pools of loans accounted for in accordance with Subtopic 310-30, and therefore, the adoption of the Update will not have a significant effect on the Company’s financial statements.

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

Recent Legislation

On November 17, 2009, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) adopted a final ruling regarding Regulation E, otherwise know as the Electronic Fund Transfer Act. This ruling limits our ability to assess fees for overdrafts on ATM or one-time debit transactions without receiving prior consent from our customers who have opted-in to our overdraft service. This act became effective July 1, 2010 and we have taken steps to be in compliance with these regulations.

On June 28, 2010, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final ruling extending the Transaction Account Guarantee (“TAG”) program to December 31, 2010 as well as to allow the Board to use its discretion to extend the program for a period of time not to exceed December 31, 2011 without additional rulemaking if economic conditions warrant such an extension. We have chosen to participate in the extension program.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the legislation on us cannot yet be determined, this legislation was opposed by the American Bankers Association and is generally perceived as negatively impacting the banking industry. The legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business.

Note B – Stock Compensation Plans

The Company has stock compensation plans that provide for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company. Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Share-based compensation expense is recorded in salary and employee benefits. Substantially all employee stock options are awarded at the end of the year as part of an employee’s overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the six months ended June 30, 2010 and 2009, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2010 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in months)	Aggregate Intrinsic Value
Balance at December 31, 2009	431,262	$17.21
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	31,460	8.27

Balance at June 30, 2010	399,802	$17.91	58.59	$(6,104,977)

Balance exercisable at June 30, 2010	399,802	$17.91	58.59	$(6,104,977)

See Note 18 - Stock Based Compensation Plans of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009, for further information related to stock based compensation.

Note C – Earnings Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income (loss) attributable to the Company	$(2,543,515)	$584,137	$(3,466,306)	$1,165,437
Weighted average shares outstanding	6,889,729	6,882,437	6,889,267	6,872,198

Basic earnings (loss) per common share attributable to the Company’s common stockholders	$(0.37)	$0.09	$(0.50)	$0.17

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,889,729	6,882,437	6,889,267	6,872,198
Effect of stock options	—	—	—	—

Diluted average shares outstanding	6,889,729	6,882,437	6,889,267	6,872,198

Diluted earnings (loss) per common share attributable to the Company’s common stockholders	$(0.37)	$0.09	$(0.50)	$0.17

Options to acquire 399,802 shares of common stock for both the three months and six months ended June 30, 2010 and options to acquire 463,732 shares of common stock for both the three months and six months ended June 30, 2009, were not included in computing diluted earnings (loss) per common because their effects were anti-dilutive.

Note D – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2010
Available for sale:
U.S. Government and agency securities	$5,997,657	$20,054	$—	$6,017,711
Mortgage-backed securities	387,188	12,419	(281)	399,326
State and municipal securities	424,567	2,025	—	426,592

	$6,809,412	$34,498	$(281)	$6,843,629

Held to maturity:
Mortgage-backed securities	$135,334	$636	$(217)	$135,753

	$135,334	$636	$(217)	$135,753

December 31, 2009
Available for sale:
U.S. Government and agency securities	$4,500,000	$3,325	$—	$4,503,325
Mortgage-backed securities	434,306	9,999	(588)	443,717
State and municipal securities	644,492	5,564	—	650,056

	$5,578,798	$18,888	$(588)	$5,597,098

Held to maturity:
Mortgage-backed securities	$158,168	$395	$(365)	$158,198

	$158,168	$395	$(365)	$158,198

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009 aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2010	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Mortgage-backed securities	$—	$—	$24,021	$281	$24,021	$281

Total temporarily impaired securities	$—	$—	$24,021	$281	$24,021	$281

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Mortgage-backed securities	$—	$—	$48,593	$588	$48,593	$588

Total temporarily impaired securities	$—	$—	$48,593	$588	$48,593	$588

The unrealized loss positions at June 30, 2010 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Securities with losses of one year or greater duration included one federal agency mortgage-backed security.

No impairment has been recognized on any securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

A maturity schedule of investment securities as of June 30, 2010 is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due:
In one year or less	$4,306,048	$4,320,168	$—	$—
After one year through five years	1,674,567	1,680,594	—	—
After five years through ten years	441,609	443,541	—	—
After ten years	—	—	—	—

	6,422,224	6,444,303	—	—
Mortgage-backed securities	387,188	399,326	135,334	135,753

	$6,809,412	$6,843,629	$135,334	$135,753

At June 30, 2010 and December 31, 2009, the Company had investment securities with carrying values of $4,858,151 and $5,456,751, respectively, pledged to secure public deposits and $26,454 and $28,168, respectively, pledged to secure treasury, tax and loan deposits.

Note E – Loans

Major classifications of loans are summarized as follows:

	June 30, 2010	December 31, 2009
Construction and development	$197,191,472	$246,763,540
Commercial	71,474,478	73,503,793
Commercial mortgage	513,031,232	531,892,963
Residential mortgage	172,753,077	170,325,348
Installment loans to individuals	9,552,229	11,174,709
Other	217,612	472,331

Gross loans	964,220,100	1,034,132,684
Unearned income	(1,892,853)	(2,247,702)
Allowance for loan losses	(51,761,545)	(45,770,653)

Loans, net	$910,565,702	$986,114,329

As of June 30, 2010, loans with a carrying value of $320.3 million are pledged to the Federal Home Loan Bank of Atlanta as collateral for borrowings and $33.3 million of loans are pledged to the Federal Reserve Bank.

Note F – Allowance for Loan Losses and Non-performing Assets

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2010 and 2009 were as follows:

	June 30, 2010	June 30, 2009
Balance at beginning of year	$45,770,653	$31,120,376
Provision charged to operating expense	10,007,195	7,500,400
Loans charged-off	(4,193,413)	(16,385,543)
Recoveries of loans previously charged-off	177,110	24,524

Balance at end of period	$51,761,545	$22,259,757

Non-performing assets are as follows:

	June 30, 2010	December 31, 2009
Non-accrual loans:
Construction and development	$47,534,514	$45,483,479
Commercial	3,646,680	3,394,838
Commercial mortgage	23,471,740	14,222,559
Residential mortgage	11,957,477	10,039,495
Installment loans to individuals	110,569	27,910

	86,720,980	73,168,281

Loans contractually past-due 90 days or more, still accruing interest:
Construction and development	1,018,355	—
Commercial	191,013	—
Commercial mortgage	6,534,589	4,205,055
Residential mortgage	394,314	115,033
Other	2,035	119,127

	8,140,306	4,439,215

Total non-performing loans	94,861,286	77,607,496
Other real estate owned	13,875,360	11,380,254

Total non-performing assets	$108,736,646	$88,987,750

Allowance as a percentage of non-performing loans	54.57%	58.98%
Non-performing assets as a percentage of total assets	8.90%	6.97%

Note G – Premises and Equipment

Premises and equipment are summarized as follows:

	June 30, 2010	December 31, 2009
Land	$2,431,140	$2,189,418
Building and improvements	9,095,014	8,581,354
Leasehold improvements	21,553,880	21,528,730
Furniture and equipment	17,375,904	17,328,195
Construction in progress	4,910	—

	50,460,848	49,627,697
Less accumulated depreciation	(15,095,195)	(13,773,264)

	$35,365,653	$35,854,433

Note H – Deferred Income Taxes

As of June 30, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets (“DTA”) of approximately $18.5 million and $17.0 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s deferred income tax assets as of June 30, 2010 will be fully realized and therefore no valuation allowance was recorded. However, the Company can give no assurance that in the future its DTA will not be impaired since such determination is based on projections of future earnings and the possible effect of the certain transactions, which are subject to uncertainty and estimates that may change given economic conditions and other factors. Due to the uncertainty of estimates and projections, it is reasonably possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred in the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company has recorded income taxes receivable of approximately $11.5 million and $11.4 million, respectively, which are included in other assets on the accompanying consolidated balance sheets.

Note I – Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
	(in thousands)

Assets
Available for sale securities	$—	$6,844	$—	$6,844

Assets Measured at Fair Value on a Recurring Basis at December 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
	(in thousands)

Assets
Available for sale securities	$—	$5,597	$—	$5,597

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis include the following:

Impaired Loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, the observable market price of the loan or the fair value of the collateral. All collateral-dependent loans are measured for impairment based on the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent licensed appraiser outside of the Company using observable market data. Depending on the age of the appraisal and current economic conditions, management may discount the appraisals based on their local knowledge of the market conditions. This valuation would be considered Level 3. An allowance is allocated to an impaired loan if the carrying value exceeds the estimated fair value. Impaired loans had a carrying amount of $288.6 million and $262.7 million, with a valuation allowance of $29.6 million and $22.2 million at June 30, 2010 and December 31, 2009, respectively.

Other Real Estate Owned. Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions which are based on current market trends and historical loss severities for similar assets. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings in the Company’s consolidated statements of operations. For the six months ended June 30, 2010 and 2009, the Company recorded losses of $533.0 thousand and $0, respectively, due to valuation adjustments on other real estate owned property in its consolidated statements of operations.

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
	(in thousands)

Assets
Impaired loans	$—	$—	$259,031	$259,031
Other real estate owned	$—	$—	$13,875	$13,875

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
	(in thousands)

Assets
Impaired loans	$—	$—	$240,530	$240,530
Other real estate owned	$—	$—	$11,380	$11,380

Other financial assets measured at fair value on a non-recurring basis include the following:

Goodwill. Goodwill requires an impairment review at least annually and more frequently if certain impairment indicators are evident. Goodwill had a carrying amount of $249.5 thousand at June 30, 2010 and December 31, 2009. Based on the annual testing for impairment of goodwill, there have been no impairment charges to date.

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

Trust Preferred Capital Notes. The fair value is estimated by discounting the future cash flows using a discount rate of 3 month Libor plus the Company’s credit spread (1.40%).

Loan Commitments, Standby and Commercial Letters of Credit. Fair values for off-balance sheet lending commitments approximate the contract or notional value taking into account the remaining terms of the agreement and the counterparties’ credit standings. The fair values of these items are not significant and are not included in the following table.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$201,544	$201,544	$185,520	$185,520
Investment securities	6,979	6,979	5,755	5,755
Equity securities, restricted	9,508	9,508	9,508	9,508
Loans, net	910,566	938,103	986,114	1,018,746
Accrued interest receivable	4,448	4,448	5,620	5,620
Deposits	1,031,981	1,057,974	1,080,896	1,110,313
Short-term borrowings	35,000	35,000	35,000	35,000
Long-term debt	50,000	55,959	50,000	54,091
Trust preferred capital notes	20,619	20,978	20,619	21,395
Accrued interest payable	3,166	3,166	2,679	2,679

Note J – Subsequent Events

Effective July 2, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Please see Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2010 for a copy of the Written Agreement.

Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) strengthen credit risk management policies; (c) enhance lending and credit administration; (d) enhance the Bank’s management of commercial real estate concentrations; (e) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; (f) review and revise, as appropriate, current policy and maintain sound processes for determining, documenting and recording an adequate allowance for loan and lease losses; (g) enhance management of the Bank’s liquidity position and funds management practices; and (h) reduce the Bank’s reliance on brokered deposits.

In addition, the Bank has agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the Reserve Bank or the Bureau absent prior board of directors approval in accordance with the restrictions in the Written Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Reserve Bank and the Bureau; (c) not accept any new brokered deposits (contractual renewals or rollovers of existing brokered deposits are permitted); and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

Under the terms of the Written Agreement, both the Company and the Bank have agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

The Company is also required to obtain prior approval for the appointment of new directors, the hiring or promotion of senior executive officers, and to comply with restrictions on “golden parachute” payments.

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

Forward-Looking Statements

Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include, without limitation, statements regarding profitability, liquidity, adequacy of the allowance for loan losses, adequacy of our capital, future capital levels, our ability to comply with our Written Agreement, the expected gains or losses associated with other real estate owned, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•	Our dependence on key personnel;

•	The high level of competition within the banking industry;

•	Our dependence on commercial real estate loans that could be negatively affected by a further downturn in the real estate market;

•	Continued unfavorable economic conditions in the overall national economy as well as in our specific market areas within Hampton Roads, Virginia and Northeastern North Carolina;

•	Our ability to fully comply with our obligations under our Written Agreement with the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions;

•	Our ability to manage our balance sheet and risk profile in view of current economic circumstances;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	The adequacy of our estimate for known and inherent losses in our loan portfolio;

•	Changes in interest rates;

•	Our ability to assess and manage our asset quality;

•	Our ability to maintain internal control over financial reporting;

•	Our ability to raise capital as needed by our business;

•

Our reliance on secondary sources, such as Federal Home Loan Bank (“FHLB”) advances, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

•	Impacts of implementing various accounting standards;

•

Governmental and regulatory changes, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated thereunder, that may adversely affect our expenses and cost structure; and

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

Overview

Throughout 2009 and through June 2010, difficult economic conditions continued to have a negative impact on businesses and consumers in our market area. This unprecedented economic environment has continued to negatively impact our loan portfolio, in particular commercial relationships secured by real estate. The financial weakening within the commercial real estate sector has resulted in significant deterioration in the credit quality of our loan portfolio, which is reflected by increases in non-performing and internally risk classified loans. In response to the prolonged economic downturn and continued economic uncertainties and in recognition of potential loan losses identified by an examination of the Bank by the Federal Reserve Bank of Richmond and by the Bank’s risk management function, management and the Board elected to provide an additional $53.9 million to the Bank’s allowance for loan losses during the year ended December 31, 2009. As a result of continued economic uncertainties and following an evaluation of the factors discussed in more detail under “Financial Condition” below, management and the board elected to provide an additional $10.0 million to the Bank’s allowance for loan losses during the six months ended June 30, 2010, compared to $7.5 million during the same period in 2009. As a result of this larger provision and lower net interest income, the Company reported a net loss of $3.5 million for the six months ended June 30, 2010 compared to earnings of $1.2 million for same period last year.

Our board and management believe today’s economic environment requires stringent measures. We are committed to taking the actions necessary to withstand this difficult economic phase, while maintaining our commitment to our clients and our communities. In repositioning the Bank for the future, we are evaluating alternatives for restructuring and strengthening the balance sheet, including methods for decreasing assets and liabilities in ways that better manage our overall risk profile and increase our capital ratios. Addressing troubled credits quickly and conservatively has always been, and will continue to be, a top priority and we are focusing on reducing our level of non-performing assets. Our goals for repositioning the Bank also include maintaining our “well capitalized” capital status, improving our liquidity position, maintaining an adequate allowance for loan losses, reducing expenses and returning to profitability in the future.

Regulatory Oversight

Effective July 2, 2010, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond (“Reserve Bank”) and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau”) (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Please see Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2010 for a copy of the Written Agreement.

Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) strengthen credit risk management policies; (c) enhance lending and credit administration; (d) enhance the Bank’s management of commercial real estate concentrations; (e) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; (f) review and revise, as appropriate, current policy and maintain sound processes for determining, documenting and recording an adequate allowance for loan and lease losses; (g) enhance management of the Bank’s liquidity position and funds management practices; and (h) reduce the Bank’s reliance on brokered deposits.

In addition, the Bank has agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the Reserve Bank or the Bureau absent prior board of directors approval in accordance with the restrictions in the Written Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Reserve Bank and the Bureau; (c) not accept any new brokered deposits (contractual renewals or rollovers of existing brokered deposits are permitted); and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

Under the terms of the Written Agreement, both the Company and the Bank have agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not make any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

The Company is also required to obtain prior approval for the appointment of new directors, the hiring or promotion of senior executive officers, and to comply with restrictions on “golden parachute” payments.

Under the terms of the Written Agreement, the Company and the Bank have appointed a committee to monitor compliance with the Written Agreement. The directors of the Company and the Bank have recognized and unanimously agree with the common goal of financial soundness represented by the Written Agreement and have confirmed the intent of the directors and executive management to diligently seek to comply with all requirements of the Written Agreement.

As part of our efforts to reposition the Bank for the future, and in conjunction with our efforts to comply with the Written Agreement, management and the Board have been working proactively over the past six months to improve the Company’s financial condition and have made significant progress in addressing many of the issues cited in the Written Agreement. We have improved our process and methodology for evaluating the provision for loan losses and substantially increased loan loss reserves, increased core deposits and reduced our reliance on brokered deposits. In addition, we have increased problem loan management staff, improved risk management practices and have maintained our “well capitalized” capital status. Plans are being developed to strengthen the problem asset management function, and the lending and credit administrative policies and procedures, and reduce our commercial real estate concentrations. Many of the issues discussed in the Written Agreement have already been addressed and we expect to make further progress in the near future. We have a constructive working relationship with our regulators and will continue to coordinate closely with them as we work to address the remaining issues in the Written Agreement as quickly as possible.

Financial Condition

Total assets at June 30, 2010 were $1.2 billion, a decrease of 4.3% or $54.4 million from December 31, 2009, primarily as a result of a planned decrease in our loan portfolio. Reducing the size of our loan portfolio is a major component of our Risk Management Plan, the chief objectives of which are to manage our risk profile, strengthen our balance sheet and increase our capital ratios. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of June 30, 2010, total gross loans (excluding unearned interest) were $962.3 million, a decrease of $69.6 million or 6.7% from December 31, 2009. The decline in total gross loans for the first six months of 2010 is the result of scheduled principal curtailments, the sale of loans of $28.6 million, loans charged off during the first half of the year and lower loan demand.

As of June 30, 2010, 81.1% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. However, commercial loans decreased $70.5 million, primarily construction, development and commercial real estate loans, from December 31, 2009, as we work to reduce this concentration. A significant portion, 90.8%, of these commercial loans are collateralized with real estate. We have a high concentration of construction and real estate loans, both commercial and residential. At June 30, 2010, 91.6% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies and charge-offs), loan growth, the economic environment and other factors, both internal and external, that may affect the quality and future loss experience of the credit portfolio. At June 30, 2010, the Company had total allowance for loan losses of $51.8 million or 5.4% of total loans. Based on a review of the factors discussed above and as a result of the continued economic uncertainties, the Company made provisions for loan losses of $10.0 million for the first six months of 2010, an increase of $2.5 million or 33.4% over the same period of 2009. Loan charge-offs for the six months ended June 30,

2010 totaled $4.2 million and recoveries for the same period totaled $177.1 thousand. Of the $4.2 million in loan charge-offs as of June 30, 2010, substantially the entire amount was comprised of relationships with specific reserve allocations previously established. Net charge-offs as a percentage of average loans outstanding was 0.40% and 1.56% for the six months ended June 30, 2010 and 2009, respectively.

Non-performing assets were $108.7 million or 8.9% of total assets at June 30, 2010 compared to $89.0 million or 6.97% of total assets at December 31, 2009 and $75.5 million or 6.65% of total assets at June 30, 2009. Non-performing loans increased $17.3 million in the first six months of 2010 to $94.9 million. Non-performing loans at June 30, 2010 were comprised of 150 loans, an increase of 26 loans for the first six months of 2010, which is reflective of the unprecedented economic environment which continues to negatively impact our loan portfolio. $90.9 million or 95.8% of the total non-performing loans are comprised of 119 loans secured by real estate, of which $48.6 million are construction and development loans. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses. The Company’s Loan Impairment Committee continues to monitor non-performing assets and past due loans, identify potential problem credits and develop action plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee has individually reviewed the underlying collateral value (less cost to sell) on each of these loans as a part of its analysis of impaired loans. As a result of this comprehensive analysis, a $29.6 million specific reserve for loan losses has been established for $288.6 million of impaired loans, including non-performing loans. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. Based on current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans; however, management plans to work with our customers to get through these unprecedented economic times and to minimize any potential credit exposure.

The Company is required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDR”). In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty. TDR typically result from the Company’s loss mitigation activities and include rate reductions or other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. As of June 30, 2010, the Company’s TDR loans totaled $114.5 million as compared to $25.9 million one year earlier. Of this total, approximately $70.0 million are in compliance with modified terms, $3.2 million are 30-89 days delinquent, $3.6 million are 90 days or more delinquent and still accruing interest, and $37.8 million are classified as non-accrual.

Other real estate owned (“OREO”) at June 30, 2010 was $13.9 million, compared to $11.4 million at December 31, 2009. The balance at June 30, 2010 was comprised of 43 properties of which 21 were residential properties. For the three months ended June 30, 2010, new foreclosures included 12 properties totaling $3.8 million, which represented six residential properties, four residential lots and two commercial office properties. OREO sales for the three months ended June 30, 2010 consisted of twelve residential properties, three residential lots and one commercial real estate property, which resulted in a net loss of $318.6 thousand. Net loss on the sale of OREO properties for the six months ended June 30, 2010 was $322.4 thousand. At June 30, 2010, there were seven residential properties under contract for sale. Subsequent to June 30, 2010, there were an additional two residential properties under contract for sale and the sale of two residential properties resulting in a loss of $15.0 thousand. The remaining properties are being actively marketed and management does not anticipate any material losses associated with these properties. In addition to the actual losses taken on sale of OREO, a direct result of the continued decline in the real estate market, the Company recorded further losses of $272.1 thousand and $533.0 thousand, respectively, related to impairments of existing OREO in its consolidated statements of operations for the three and six months ended June 30, 2010. There were no losses due to valuation adjustments on OREO properties during the same periods of 2009. All of the above losses related to OREO are reported as a component of non-interest income. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition of non-performing and other lower quality assets.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. Deposits at June 30, 2010 were $1.0 billion, a decrease of $48.9 million or 4.5% from December 31, 2009. The decline in deposits was primarily the result of a $70.7 million reduction in brokered certificates of deposit as we reduce our reliance on brokered deposits. Noninterest-bearing demand deposits decreased by $1.6 million or 3.5% and interest-bearing deposits decreased by $47.3 million or 4.6%. Time deposits, excluding brokered certificates of deposit, increased $17.2 million during the first six months of 2010, with interest-bearing demand and savings accounts increasing $5.5 million and $629.4 thousand, respectively. Included in time deposits less than $100,000 as of June 30, 2010 and December 31, 2009 are $421.6 million and $492.3 million, respectively, in brokered certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Also included in time deposits less than $100,000 are internet gathered deposits. As of June 30, 2010 and December 31, 2009, the Company had $39.8 million and $37.4 million in internet gathered deposits, respectively. The Company is committed to improving its liquidity position through the generation of core deposits and is working to eliminate our dependence on out of market time deposits. Management believes the overall growth in core deposits is a result of the Company’s competitive interest rates on all deposit products, special promotions and product enhancements, as well as the Company’s continued marketing efforts. The Company’s core deposit base is predominantly provided by individuals and businesses located within communities served.

Short-term borrowings and long-term debt, both in the form of advances from FHLB, were $35.0 million and $50.0 million, respectively at June 30, 2010 and December 31, 2009.

Results of Operations

During the first six months of 2010, the Company reported a loss of $3.5 million, a decrease of $4.6 million from reported net income of $1.2 million for the first six months of 2009. The loss in 2010 was primarily the result of the reduction in net interest income of $3.8 million and a higher loan loss provision. Management elected to provide an additional $10.0 million to its allowance for loan losses during the first six months of 2010. This was an increase of $2.5 million over the comparable period in 2009. On a per share basis, our diluted loss for the six months ended June 30, 2010 was $0.50, or a $0.67 decrease compared to diluted earnings per share of $0.17 for the same period in 2009. Net loss for the quarter ended June 30, 2010 totaled $2.5 million, a decrease of $3.1 million from net income of $584.1 thousand reported in the second quarter of 2009. The loss for the second quarter of 2010 as compared with the second quarter of 2009 was the result of $1.9 million lower net interest income and a higher loan loss provision. During the second quarter of 2010, management elected to provide $5.0 million to its allowance for loan losses. This was an increase of $1.5 million over the same period in 2009. Diluted loss per share was $0.37 for the three months ended June 30, 2010 compared to diluted earnings per share of $0.09 for the same period in 2009.

Profitability as measured by the Company’s return on average assets (“ROAA”) was (0.56%) and 0.21% for the six months ended June 30, 2010 and 2009, respectively. ROAA was negatively impacted by the decrease in net earnings of $4.6 million and by the increase in average assets of $144.7 million or 13.0% from June 30, 2009 to June 30, 2010. The increase in average assets was primarily associated with lower yielding overnight investments used for liquidity purposes. The return on average equity (“ROAE”) was (8.79%) and 2.20% for the six months ended June 30, 2010 and 2009, respectively. The decrease in ROAE was the result of the decrease in net earnings in 2010. For the quarter ended June 30, 2010, ROAA was (0.82%) and ROAE was (12.93%) as compared with 0.21% and 2.19% for the three months ended June 30, 2009, respectively.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans, securities, and overnight interest bearing deposits; while deposits, short-term borrowings and long-term debt represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $14.9 million for the six months ended June 30, 2010, a decrease of $3.8 million or 20.2% from the $18.7 million for the six months ended June 30, 2009. For the quarter ended June 30, 2010, net interest income was $7.6 million, a decrease of $1.9 million or 19.9% from the comparable period in 2009. Net interest income was impacted by a planned decrease in our loan portfolio in the first six months of 2010.

Total interest and dividend income was $30.0 million for the six months ended June 30, 2010, a decrease of $3.3 million or 10.0% from the same period of 2009, primarily because interest income on loans, including fees, decreased $3.6 million or 10.7% to $29.5 million for the six months ended June 30, 2010 as compared to the same period in 2009. The decrease in loan income was the result of a decrease of $43.3 million or 4.1% in the average balance of loans in 2010 as compared with prior period and a $32.9 million increase in non-performing loans. For the quarter ended June 30, 2010, total interest and dividend income was $15.0 million and interest income on loans, including fees, was $14.8 million, a decrease of 10.8% and 11.5%, respectively over the comparable period in 2009. While the Company’s performing loans provided a strong yield and helped maintain solid sources of interest income, the increase in the level of non-performing and TDR loans continue to lead to a year over year decrease in interest income.

Interest expense was $15.0 million and $14.6 million for the six months ended June 30, 2010 and 2009, respectively. Interest expense for the second quarter of 2010 was $7.4 million, as compared to $7.3 million for the second quarter of 2009. The slight increase in interest expense can be attributed to the increase in the Company’s average interest bearing liabilities, which was offset by the decrease in the overall rate paid on these liabilities. Average interest bearing liabilities increased $181.1 million or 19.2% from June 30, 2009 to June 30, 2010. This substantial increase was due to the $254.7 million increase in average interest bearing deposits as of June 30, 2010 as compared to 2009. The overall average rate paid on our interest bearing liabilities decreased 43 basis points between June 30, 2009 and June 30, 2010, which was due to our time deposits repricing at lower rates consistent with market conditions.

The net interest margin, calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s effectiveness in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 2.49% during the first six months of 2010, as compared to 3.53% for the same period in 2009. The compression of our margins from the prior year is the result of the increase in the balance of non-accruing and TDR loans and the increased liquidity placed in interest bearing deposits of banks (overnight funds) paying only 0.25%. The average balance of interest bearing deposits in banks increased $182.3 million from June 30, 2009 to June 30, 2010. In addition, the continued pressure on deposit pricing and the competitiveness for deposits from the reduction in liquidity throughout the financial markets has kept rates at a high level relative to loan rates. For the quarter ended June 30, 2010, the net interest margin was 2.57% compared to 3.52% for the second quarter of 2009.

Total noninterest income decreased in the six months ended June 30, 2010 to $953.9 thousand, a decrease of $1.5 million or 60.6% from the $2.4 million reported for the same period in 2009, primarily as a result of losses related to OREO, decreases in income related to our non-banking subsidiaries, and a decrease in service charges. Service charges on deposit accounts decreased $77.7 thousand, or 12.4% in the first six months of 2010, which was primarily attributable to a decrease of $76.2 thousand, or 14.8% in non-sufficient funds (“NSF”) fees. Other service charges and fees reflected a slight decrease of $8.1 thousand or 1.8% during the first six months of 2010. Other service charges and fees included increases of $16.2 thousand and $7.2 thousand in checkbook sales and ATM fee income, respectively, which was offset by a reduction in trust service fee income of $25.8 thousand for the six months ended June 30, 2010. Revenues generated from the Bank’s mortgage and title subsidiaries, were $534.2 thousand lower for the six months ended June 30, 2010 as compared to the same period in 2009. Revenues from the mortgage and title subsidiaries continue to be down from the prior year due to the slow economy and the weak housing markets. For the six months ended June 30, 2010, the Company recorded losses on OREO totaling $855.4 thousand, compared to income of $42.8 thousand recorded for the same period in 2009. For 2010, $533.0 thousand relates to losses from valuation adjustments and the remaining $322.4 thousand relates to net losses on the sales of OREO properties, both resulting from the continuing decline in real estate values in our market. For the three months ended June 30, 2010, non-interest income was $258.3 thousand, down $879.2 thousand, or 77.3% from the comparable period in 2009. Revenues generated from the Bank’s mortgage, title and investment subsidiaries for the three months ended June 30, 2010 were $271.9 thousand less than the same period in 2009. For the three months ended June 30, 2010, there was a $45.7 thousand or 14.5% decrease in service charges on deposit accounts, primarily as a result of NSF fees, for the three months ended June 30, 2010 and 2009 being $211.9 thousand and $253.4 thousand, respectively.

Additionally, losses from real estate owned were $633.5 million higher for the second quarter of 2010 as compared with the same period of 2009 for the same reasons as discussed above.

Noninterest expense represents the overhead expenses of the Company. Noninterest expense for the six months ended June 30, 2010 totaled $11.2 million, a decrease of $651.3 thousand from the $11.8 million recorded during the comparable period in 2009. For the quarter ended June 30, 2010, noninterest expense was $6.7 million, an increase of $500.9 thousand over the $6.2 million recorded during the quarter ended June 30, 2009. The ratio of annualized noninterest expense to year-to-date average total assets was 1.79% and 2.15% for the six months ended June 30, 2010 and 2009, respectively. The ratio of annualized noninterest expense to quarter-to-date average total assets was 2.19% and 2.23% for the three months ended June 30, 2010 and 2009, respectively.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 70.24% and 85.54% for the six months and three months ended June 30, 2010, as compared to 55.90% and 58.60% for the comparable periods in 2009. For the three and six months ended June 30, 2010, the Company’s efficiency ratio was negatively impacted by the decrease in interest income due to non-performing and restructured loans, the increase in losses on OREO, the increases to FDIC insurance and expenses related to OREO properties.

Salaries and employee benefits decreased by $1.9 million or 38.6% to $3.0 million for the six months ended June 30, 2010 compared to the $5.0 million reported during the first six months of 2009. The decrease in salaries and employee benefits was the direct result of the elimination of the executive officer deferred compensation plans during the first quarter of 2010, which resulted in a one-time reduction in benefits of $1.9 million. For the quarter ended June 30, 2010, salaries and employee benefits increased $48.4 thousand to $2.5 million as compared to the quarter ended June 30, 2009. Occupancy expense and furniture and equipment expense had only minimal changes when comparing the six and three month periods of 2010 to 2009. Occupancy expenses decreased 1.3% and 3.5% for the six and three months ended June 30, 2010, respectively, as compared to the same periods in 2009. Furniture and equipment expenses increased 1.0% and decreased 0.3% for the six and three months ended June 30, 2010, respectively, as compared to the same periods in 2009. FDIC insurance expense increased $596.5 thousand for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009; and increased $66.1 thousand for the three months ended June 30, 2010 as compared with the same period in 2009. The increase in FDIC insurance is related to the overall increase in deposits over the past 12 months and an increase in the assessment rate. The increase in OREO expenses is a result of the continued decline in real estate values and economic uncertainties that have had a negative impact on our loan portfolio, which have resulted in a steady rise of expenses related to troubled asset reduction. The increases in professional fees and outside services were the result of the additional resources needed to help the Company work through the challenging economic environment.

Other noninterest operating expense, which includes a grouping of numerous transactions related to normal banking operations, of the Company were as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Stationery and office supplies	$56,780	$54,479	$106,160	$110,927
Advertising and marketing	52,755	81,914	91,012	137,601
Telephone and postage	166,071	153,913	327,920	306,461
Professional fees	295,594	151,102	529,226	245,551
Bank franchise tax	229,560	246,152	462,384	484,334
Other outside services	490,372	338,419	861,754	608,276
Directors’ and advisory board fees	53,940	136,424	115,693	266,051
ATM, online banking and bank card expenses	23,005	76,140	56,375	170,048
Other real estate owned expenses	444,502	329,201	805,934	595,318
Other	229,871	51,608	350,950	101,263

	$2,042,450	$1,619,352	$3,707,408	$3,025,830

Income tax benefit for the six months ended June 30, 2010 was $1.9 million compared to income tax expense of $614.9 thousand for the same period in 2009. For the three months ended June 30, 2010, income tax benefit was $1.4 million compared to income tax expense of $317.1 thousand for the same period in 2009. The Company’s effective tax rate was 35.1% for the three and six months ended June 30, 2010, compared to 34.8% and 34.0% for the three and six months ended June 30, 2009.

Capital Resources

Total stockholders’ equity for the Company decreased $3.4 million, or 4.3%, to $76.6 million at June 30, 2010 compared to $80.0 million at December 31, 2009. The decrease in total stockholders’ equity for the first six months of 2010 was the result of our net loss of $3.5 million.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are a measure of capital adequacy. At June 30, 2010, the Bank’s risk-adjusted capital ratios were 9.13% for Tier 1 and 10.43% for total capital, well above the required minimums of 4% and 8%, respectively. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Board rules, the Bank was considered “well capitalized,” the highest category of capitalization defined by the regulators, as of June 30, 2010.

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

Cash Dividends

For the six months ended June 30, 2010 and 2009, the Company paid out cash dividends of $0.00 and $.10 per share. The Company’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions. The Company’s only source of funds for cash dividends are dividends paid to the Company by the Bank.

Under the terms of the Written Agreement dated July 2, 2010, each of the Company and the Bank are subject to additional limitations and regulatory restrictions and may not pay dividends to its shareholders (including payments by the Company related to trust preferred securities). For more information, see the Regulatory Oversight section above.

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

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing interest rates in this manner. Cash, interest bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $208.4 million as of June 30, 2010. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well including the ability to borrow from the Federal Home Loan Bank of Atlanta up to $117.4 million, of which it has borrowed $85 million as of June 30, 2010. As a result of the Company’s management of liquid assets, and the ability to generate liquidity through liability funding, including the use of brokered certificates of deposit, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

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

Inflation

The Company carefully reviews Federal Reserve Board monetary policy in order to ensure an appropriate position between the cost and utilization of funds.

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

Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed in our reports that that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Form 10-Q for the quarter ended March 31, 2010 discussed a remediation plan and improvements made in the first quarter to address the material weakness in internal control over financial reporting relating to the determination of the allowance for loan losses identified in the Annual Report on Form 10-K for the year ended December 31, 2009. While management believes it appropriately remediated the material weakness during the first quarter, management has continued to evaluate the Company’s internal controls over financial reporting and make additional improvements as appropriate. During the second quarter, we continued to review the overall process for determining the allowance for loan losses by assessing the historical risk factors, recent trends in portfolio performance and economic forecasts used in determining the provision for loan losses and to assess lending and credit administration policies and procedures, updating them as necessary to promote a culture that expects reliability and integrity of data.

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

As of June 30, 2010, there were no legal proceedings against the Company.

Item 1A.	Risk Factors

Except as below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Dodd-Frank Wall Street Reform and Consumer Protection Act could increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures. However, it is too early for us to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the act creates a new financial consumer protection agency that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the Federal Reserve Board, which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. The act increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The act imposes more stringent capital requirements on bank holding companies, which could limit our future capital strategies.

We have entered into a Written Agreement with the Reserve Bank and the Bureau, which places significant restrictions on our operations.

As the result of a recent written agreement with the Reserve Bank (see the Regulatory Oversight section in Item 2 above), the Bank’s results of operations and financial condition will be impacted by its ability to address certain conditions or achieve certain financial ratios, including strengthening board oversight of management and the Bank’s operation; strengthening credit risk management policies; enhancing lending and credit administration; enhancing the Bank’s management of commercial real estate concentrations; improving the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; reviewing and revising, as appropriate, current policy and maintaining sound processes for determining, documenting and recording an adequate allowance for loan and lease losses; enhancing management of the Bank’s liquidity position and funds management practices; and reducing the Bank’s reliance on brokered deposits. Although management of the Bank expects to fully address each of these matters, no assurances can be given that the actions of management will be successful. The failure to address these operating concerns could negatively impact results of operations and the Bank’s financial condition and lead to additional regulatory action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2007, the Company established an open ended program by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. The program was terminated during the second quarter of 2010.

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)    Exhibits

3.1	Articles of Incorporation of Commonwealth Bankshares, Inc. dated June 2, 1988

3.1.1	Articles of Amendment of Commonwealth Bankshares, Inc. dated July 18, 1989

3.1.2	Articles of Amendment to the Articles of Incorporation of Commonwealth Bankshares, Inc. dated June 25, 2010

3.2	By-Laws of Commonwealth Bankshares, Inc.

10.32	Written Agreement, effective July 2, 2010, by and among Commonwealth Bankshares, Inc., Bank of the Commonwealth, the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions. Filed July 9, 2010, as Exhibit 10.1 to the Registrant’s Form 8-K, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: August 16, 2010	by:	/s/ Edward J. Woodard, Jr., CLBB
Edward J. Woodard, Jr., CLBB
President and Chief Executive Officer
(principal executive officer)

Date: August 16, 2010	by:	/s/ Cynthia A. Sabol, CPA
Cynthia A. Sabol, CPA
Executive Vice President & Chief Financial Officer
(principal financial officer)