Form 10-Q
period 2010-09-30
COMMONWEALTH BANKSHARES INC
filed 2010-11-15
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Common Stock, $2.066 Par Value – 6,893,516 shares as of November 8, 2010

Commonwealth Bankshares, Inc.

Form 10-Q for the Quarter Ended September 30, 2010

		Page

PART I - FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	September 30, 2010
	December 31, 2009

	Consolidated Statements of Operations	4
	Three months ended September 30, 2010
	Three months ended September 30, 2009
	Nine months ended September 30, 2010
	Nine months ended September 30, 2009

	Consolidated Statements of Comprehensive Income	5
	Nine months ended September 30, 2010
	Nine months ended September 30, 2009

	Consolidated Statements of Equity	6
	Nine months ended September 30, 2010
	Year ended December 31, 2009
	Year ended December 31, 2008

	Consolidated Statements of Cash Flows	7
	Nine months ended September 30, 2010
	Nine months ended September 30, 2009

	Notes to Consolidated Financial Statements	8 - 23

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24 - 37

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

ITEM 4 –	CONTROLS AND PROCEDURES	37 - 38

PART II - OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS	38

ITEM 1A –	RISK FACTORS	38

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES	39

ITEM 4 –	(REMOVED AND RESERVED)	39

ITEM 5 –	OTHER INFORMATION	39

ITEM 6 –	EXHIBITS	39

SIGNATURES		40

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets

Cash and cash equivalents:
Cash and due from banks	$3,509,058	$4,670,991
Interest bearing deposits in banks	129,550,039	178,746,476
Federal funds sold	380,331	2,102,882

Total cash and cash equivalents	133,439,428	185,520,349

Investment securities:
Available for sale, at fair market value	6,832,133	5,597,098
Held to maturity, at amortized cost (fair market value was $129,927 and $158,198, respectively)	129,396	158,168

Total investment securities	6,961,529	5,755,266

Equity securities, restricted, at cost	9,002,850	9,508,250

Loans	972,662,905	1,031,884,982
Allowance for loan losses	(61,279,441)	(45,770,653)

Loans, net	911,383,464	986,114,329

Premises and equipment, net	34,948,972	35,854,433
Other real estate owned	32,157,925	11,380,254
Deferred tax assets, net	16,683,209	17,005,394
Income tax receivable	18,697,141	11,378,435
Accrued interest receivable	4,561,141	5,619,916
Other assets	12,178,140	8,366,731

	$1,180,013,799	$1,276,503,357

Liabilities and Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$44,874,690	$44,940,884
Interest-bearing	951,500,069	1,035,955,612

Total deposits	996,374,759	1,080,896,496

Short-term borrowings	35,000,000	35,000,000
Long-term debt	50,000,000	50,000,000
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	3,379,813	2,678,629
Other liabilities	7,115,803	6,828,936

Total liabilities	1,112,489,375	1,196,023,061

Equity:
Common stock, par value $2.066, 100,000,000 shares authorized; 6,893,516 and 6,888,451 shares issued and outstanding in 2010 and 2009, respectively	14,242,003	14,231,540
Additional paid-in capital	63,840,071	63,839,543
Retained earnings (deficit)	(10,854,732)	1,954,500
Accumulated other comprehensive income	14,617	12,078

Total stockholders’ equity	67,241,959	80,037,661
Noncontrolling interests	282,465	442,635

Total equity	67,524,424	80,480,296

	$1,180,013,799	$1,276,503,357

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Interest and dividend income:
Loans, including fees	$18,616,242	$16,170,222	$48,149,198	$49,256,386
Investment securities:
Taxable	41,559	53,294	151,151	179,010
Tax exempt	4,850	7,434	19,261	24,197
Dividend income, equity securities, restricted	47,434	67,600	127,669	118,467
Other interest income	115,425	3,594	309,245	6,128

Total interest and dividend income	18,825,510	16,302,144	48,756,524	49,584,188

Interest expense:
Deposits	6,235,325	6,662,360	19,552,852	19,263,771
Short-term borrowings	42,388	66,807	126,843	428,526
Long-term debt	493,230	491,571	1,448,334	1,455,250
Trust preferred capital notes	346,056	330,121	1,011,129	979,600

Total interest expense	7,116,999	7,550,859	22,139,158	22,127,147

Net interest income	11,708,511	8,751,285	26,617,366	27,457,041

Provision for loan losses	20,002,478	44,909,200	30,009,673	52,409,600

Net interest loss after provision for loan losses	(8,293,967)	(36,157,915)	(3,392,307)	(24,952,559)

Noninterest income:
Service charges on deposit accounts	281,473	339,287	831,282	966,752
Other service charges and fees	225,408	239,688	675,112	697,481
Mortgage broker income	72,622	183,928	274,823	664,646
Title insurance income	32,266	149,460	104,937	477,859
Investment service income	9,642	232,216	238,318	293,144
Losses on other real estate owned	(251,696)	(490,682)	(1,107,047)	(447,868)
Gain on sale of loans	1,153,898	—	1,153,898	—
Other	25,805	74,858	354,298	494,809

Total noninterest income	1,549,418	728,755	2,525,621	3,146,823

Noninterest expense:
Salaries and employee benefits	2,251,326	2,305,246	5,300,266	7,267,893
Net occupancy expense	976,993	970,167	2,953,399	2,972,473
Furniture and equipment expense	529,772	526,976	1,548,369	1,535,332
FDIC insurance	880,875	357,590	2,294,709	1,174,918
Other operating expense	2,936,519	2,343,451	6,643,927	5,369,281

Total noninterest expense	7,575,485	6,503,430	18,740,670	18,319,897

Loss before income taxes	(14,320,034)	(41,932,590)	(19,607,356)	(40,125,633)
Income tax benefit	(4,983,955)	(14,506,741)	(6,838,818)	(13,891,818)

Net Loss	(9,336,079)	(27,425,849)	(12,768,538)	(26,233,815)
Less: Net income attributable to noncontrolling interests	6,847	7,788	40,694	34,385

Net loss attributable to the Company	$(9,342,926)	$(27,433,637)	$(12,809,232)	$(26,268,200)

Loss per share attributable to the Company’s common stockholders:
Basic	$(1.36)	$(3.99)	$(1.86)	$(3.82)

Diluted	$(1.36)	$(3.99)	$(1.86)	$(3.82)

Dividends paid per common share	$—	$—	$—	$0.10

Basic weighted average shares outstanding	6,891,387	6,887,172	6,889,982	6,877,244
Diluted weighted average shares outstanding	6,891,387	6,887,172	6,889,982	6,877,244

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Nine months ended
	September 30, 2010	September 30, 2009

Net loss	$(12,768,538)	$(26,233,815)
Other comprehensive income (loss), net of income tax:
Net change in unrealized gain on securities available for sale	2,539	(23,137)

Comprehensive loss	(12,765,999)	(26,256,952)
Less: Comprehensive income attributable to noncontrolling interests	40,694	34,385

Comprehensive loss attributable to the Company	$(12,806,693)	$(26,291,337)

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Equity

Nine Months Ended September 30, 2010, and Years Ended December 31, 2009 and 2008

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
Balance, January 1, 2008	6,915,587	$14,287,602	$64,742,520	$34,361,972	$22,080	$58,977	$113,473,151
Comprehensive loss:
Net loss	—	—	—	(3,739,069)	—	(34,695)	(3,773,764)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	16,759	—	16,759

Total comprehensive loss							(3,757,005)

Issuance of common stock	77,156	159,406	782,792	—	—	—	942,198
Common stock repurchased	(141,326)	(291,980)	(1,768,246)	—	—	—	(2,060,226)
Contributions from noncontrolling interest holder	—	—	—	—	—	390,000	390,000
Cash dividends - $0.32 per share	—	—	—	(2,201,590)	—	—	(2,201,590)
Cash dividends - Noncontrolling interests	—	—	—	—	—	(8,712)	(8,712)

Balance, December 31, 2008	6,851,417	14,155,028	63,757,066	28,421,313	38,839	405,570	106,777,816
Comprehensive loss:
Net income (loss)	—	—	—	(25,781,103)	—	37,065	(25,744,038)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	(26,761)	—	(26,761)

Total comprehensive loss							(25,770,799)

Issuance of common stock	37,034	76,512	82,477	—	—	—	158,989
Cash dividends - $0.10 per share	—	—	—	(685,710)	—	—	(685,710)

Balance, December 31, 2009	6,888,451	14,231,540	63,839,543	1,954,500	12,078	442,635	80,480,296
Comprehensive loss:
Net income (loss)	—	—	—	(12,809,232)	—	40,694	(12,768,538)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	2,539	—	2,539

Total comprehensive loss							(12,765,999)

Purchase of subsidiary shares from noncontrolling interest holder	—	—	—	—	—	(188,604)	(188,604)
Cash distribution to noncontrolling interest holder	—	—	—	—	—	(12,260)	(12,260)
Issuance of common stock	5,065	10,463	528	—	—	—	10,991

Balance, September 30, 2010	6,893,516	$14,242,003	$63,840,071	$(10,854,732)	$14,617	$282,465	$67,524,424

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30, 2010	September 30, 2009
Operating activities:
Net loss	$(12,768,538)	$(26,233,815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	30,009,673	52,409,600
Depreciation and amortization	2,050,834	1,926,981
Gain on the sale of premises and equipment	—	(997)
Gain on the sale of loans	(1,153,898)	—
Loss on other real estate owned	1,107,047	447,868
Net amortization of premiums and accretion of discounts on investments securities	247	2,640
Gain on the sale of investment securities available for sale	—	(1,691)
(Increase) decrease in deferred tax assets	320,877	(9,072,480)
Net change in:
Accrued interest receivable	1,058,775	742,102
Income tax receivable	(7,318,706)	—
Other assets	(3,811,409)	(13,493,562)
Accrued interest payable	701,184	347
Other liabilities	286,867	3,147,476

Net cash provided by operating activities	10,482,953	9,874,469

Investing activities:
Purchase of loans	(71,259,578)	—
Purchase of investment securities available for sale	(4,266,828)	(2,496,250)
Purchase of equity securities, restricted	—	(885,900)
Net purchase of premises and equipment	(1,145,373)	(1,808,840)
Improvements to other real estate owned	(320,182)	(247,273)
Net (increase) decrease in loans	57,218,605	(69,460,869)
Purchase of subsidiary shares from noncontrolling interests	(188,604)	—
Proceeds from:
Sale of loans	33,217,335	—
Calls and maturities of investment securities held to maturity	28,473	21,845
Sales and maturities of investment securities available for sale	3,035,692	3,698,592
Sales of equity securities, restricted	505,400	2,456,700
Sale of premises and equipment	—	51,977
Sale of other real estate owned	5,134,192	9,246,290

Net cash provided by (used in) investing activities	21,959,132	(59,423,728)

Financing activities:
Net increase (decrease):
Demand, interest-bearing demand and savings deposits	181,272	(2,141,917)
Time deposits	1,433,991	116,630,293
Brokered time deposits	(86,137,000)	83,431,000
Short-term borrowings	—	(124,095,503)
Long-term debt	—	(5,000,000)
Principal payments on long-term debt	—	(295,936)
Dividends reinvested and sale of stock	10,991	156,229
Dividends paid to stockholders	—	(685,710)
Distributions to noncontrolling interests	(12,260)	—

Net cash provided by (used in) financing activities	(84,523,006)	67,998,456

Net increase (decrease) in cash and cash equivalents	(52,080,921)	18,449,197
Cash and cash equivalents, January 1	185,520,349	11,672,367

Cash and cash equivalents, September 30	$133,439,428	$30,121,564

Supplemental cash flow disclosure:
Interest paid during the period	$21,437,974	$22,126,800

Income taxes paid during the period	$—	$1,684,000

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$29,873,737	$19,259,622

Sale of other real estate owned financed by Bank loans	$2,758,250	$4,550,213

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust II (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage (“Bank of the Commonwealth Mortgage”), Commonwealth Financial Advisors, LLC, Commonwealth Property Associates, LLC, WOV Properties, LLC, Moyock One, LLC and Ten River Lots, LLC are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and the Bank’s subsidiaries, collectively referred to as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Parent owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to this Trust is reported as a liability of the Parent.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Adoption of New Accounting Standards

In June 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-16 (formerly Statement of Financial Accounting Standards No. (“SFAS”) 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140). ASU 2009-16 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance was effective January 1, 2010. The Bank entered into an asset purchase and sale agreement with a third party during August 2010, whereby certain non-performing commercial and construction and development loans of the Bank were sold, without recourse. In addition, on the same day the Bank entered into and closed a purchase and sale agreement pursuant to which the Bank purchased a pool of performing residential mortgage home equity loans. The transaction resulted in a gain of $1.2 million and interest and fee income of $4.6 million during the quarter. Refer to Note E for further information.

In February 2010, the FASB issued ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds.” ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services - Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Company as of January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” The FASB amended its guidance on subsequent events to no longer require SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements in order to alleviate potential conflicts between the FASB’s guidance and the SEC’s filing requirements. This guidance was effective immediately upon issuance. The adoption of this guidance had no impact on our results of operations or financial condition. While our consolidated financial statements no longer disclose the date through which we have evaluated subsequent events, we continue to be required to evaluate subsequent events through the date when our financial statements are issued.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and, (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed above, ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain

Investment Funds,” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).” The guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (Topic 310)” and is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions. The provisions of this Update will be applied prospectively with early application permitted. Upon initial adoption of the guidance in the Update, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not have any pools of loans accounted for in accordance with Subtopic 310-30, and therefore, the adoption of the Update will not have a significant effect on the Company’s financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815),” which clarifies that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. The provisions of ASU 2010-11 will be effective July 1, 2010. Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. The adoption of this guidance is not expected to have any impact on the Company’s financial statements.

Recent Legislation

On November 17, 2009, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) adopted a final ruling regarding Regulation E, otherwise known as the Electronic Fund Transfer Act. This ruling limits our ability to assess fees for overdrafts on ATM or one-time debit transactions without receiving prior consent from our customers who have opted-in to our overdraft service. This act became effective July 1, 2010 and we have taken steps to be in compliance with these regulations.

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

A Committee has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, strengthening lending policies and procedures, enhancing credit administration procedures, enhancing the Bank’s management of commercial real estate concentrations, improving liquidity, reducing the reliance on brokered deposits and improving capital. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $1 million. All written plans due under the Written Agreement have been timely submitted and are subject to regulatory review and approval, which is pending.

Note B – Stock Compensation Plans

The Company has stock compensation plans that provide for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company. Stock option compensation expense is the estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model. Share-based compensation expense is recorded in salary and employee benefits. Substantially all employee stock options are awarded at the end of the year as part of an employee’s overall compensation, based on the individual’s performance during the year, and either vest immediately or over a nominal vesting period. There were no options granted during the nine months ended September 30, 2010 and 2009, respectively. There have been no significant changes in the assumptions for the Black-Scholes option-pricing model previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2010 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life ( in months)	Aggregate Intrinsic Value
Balance at December 31, 2009	431,262	$17.21
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	85,950	14.76

Balance at September 30, 2010	345,312	$17.82	55.37	$(5,341,977)

Balance exercisable at September 30, 2010	345,312	$17.82	55.37	$(5,341,977)

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

Note C – Earnings Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net loss attributable to the Company	$(9,342,926)	$(27,433,637)	$(12,809,232)	$(26,268,200)
Weighted average shares outstanding	6,891,387	6,887,172	6,889,982	6,877,244

Basic loss per common share attributable to the Company’s common stockholders	$(1.36)	$(3.99)	$(1.86)	$(3.82)

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,891,387	6,887,172	6,889,982	6,877,244
Effect of stock options	—	—	—	—

Diluted average shares outstanding	6,891,387	6,887,172	6,889,982	6,877,244

Diluted loss per common share attributable to the Company’s common stockholders	$(1.36)	$(3.99)	$(1.86)	$(3.82)

Options to acquire 345,312 shares of common stock for both the three months and nine months ended September 30, 2010 and options to acquire 463,732 shares of common stock for both the three months and nine months ended September 30, 2009, were not included in computing diluted loss per common share because their effects were anti-dilutive.

Note D – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2010
Available for sale:
U.S. Government and agency securities	$4,997,839	$6,368	$—	$5,004,207
Mortgage-backed securities	1,387,543	11,854	(178)	1,399,219
State and municipal securities	424,605	4,102	—	428,707

	$6,809,987	$22,324	$(178)	$6,832,133

Held to maturity:
Mortgage-backed securities	$129,396	$639	$(108)	$129,927

	$129,396	$639	$(108)	$129,927

December 31, 2009
Available for sale:
U.S. Government and agency securities	$4,500,000	$3,325	$—	$4,503,325
Mortgage-backed securities	434,306	9,999	(588)	443,717
State and municipal securities	644,492	5,564	—	650,056

	$5,578,798	$18,888	$(588)	$5,597,098

Held to maturity:
Mortgage-backed securities	$158,168	$395	$(365)	$158,198

	$158,168	$395	$(365)	$158,198

Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009 aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2010	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Mortgage-backed securities	$18,175	$9	$22,663	$169	$40,838	$178

Total temporarily impaired securities	$18,175	$9	$22,663	$169	$40,838	$178

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Mortgage-backed securities	$—	$—	$48,593	$588	$48,593	$588

Total temporarily impaired securities	$—	$—	$48,593	$588	$48,593	$588

The unrealized loss positions at September 30, 2010 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Securities with losses of one year or greater duration included one federal agency mortgage-backed security.

No impairment has been recognized on any securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

A maturity schedule of investment securities as of September 30, 2010 is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due:
In one year or less	$5,247,839	$5,254,940	$—	$—
After one year through five years	174,605	177,974	—	—
After five years through ten years	—	—	—	—
After ten years	—	—	—	—

	5,422,444	5,432,914	—	—
Mortgage-backed securities	1,387,543	1,399,219	129,396	129,927

	$6,809,987	$6,832,133	$129,396	$129,927

At September 30, 2010 and December 31, 2009, the Company had investment securities with carrying values of $4,163,952 and $5,456,751, respectively, pledged to secure public deposits and $25,635 and $28,168, respectively, pledged to secure treasury, tax and loan deposits.

Note E – Loans

Major classifications of loans are summarized as follows:

	September 30, 2010	December 31, 2009
Construction and development	$117,377,429	$246,763,540
Commercial	67,446,504	73,503,793
Commercial mortgage	531,599,347	531,892,963
Residential mortgage	248,656,551	170,325,348
Installment loans to individuals	9,193,530	11,174,709
Other	158,980	472,331

Gross loans	974,432,341	1,034,132,684
Unearned income	(1,769,436)	(2,247,702)
Allowance for loan losses	(61,279,441)	(45,770,653)

Loans, net	$911,383,464	$986,114,329

As of September 30, 2010, loans with a carrying value of $255.1 million are pledged to the Federal Home Loan Bank of Atlanta as collateral for borrowings and $60.3 million of loans are pledged to the Federal Reserve Bank.

On August 25, 2010 the Company completed an asset purchase and sale agreement with an independent third party accounted for as a transfer of financial assets whereby the Company sold $13.6 million of certain non-performing commercial and construction and development loans (plus accrued interest, late charges, and fees related to the loans of $4.6 million) without recourse at book value, and paid cash of $52 million; in exchange for the purchase of a pool of seasoned performing residential mortgage home equity loans, with an estimated fair value of $71.3 million. The Company does not have any continuing interest related to the non-performing commercial and construction and development loans that were sold. The Company recognized a gain related to the sale of the loans of $1.2 million, and also recognized loan interest income and fees of $4.6 million during the quarter. The accrued interest and fees related to these loans recognized as income during the quarter had previously been written off when the loans were originally put in non-accrual status.

Since the current market for residential mortgage home equity loans is illiquid, the Company determined the fair value of the loan portfolio based on a level 3 valuation approach. The Company engaged an independent third party to assist management of the Company in estimating the value of the portfolio of performing residential mortgage home equity loans utilizing observable market rates and credit characteristics for similar instruments. The loans were segmented by loan type and credit risk ratings further delineated based on FICO score and LTV ratio. The Company utilized the discounted cash flow model to estimate the fair value of the loans using assumptions for the weighted average rate, weighted average maturity, prepayment speed, projected default rates, loss given default and estimates of prevailing discount rates net of credit risks. The expected cash flow approach includes the credit losses directly in the projected cash flows. The net estimated discount rate utilized in the discounted cash flow was 4.5% in conjunction with a constant prepayment rate (CPR) of between 10% and 2.5%, depending on the combined loan to value ratio of the individual loans included in the portfolio. The fair value estimate also took into consideration that as part of the loan purchase the Bank also received a $2.9 million credit enhancement, representing 4% of the loan pool, as a non-refundable reserve against future losses on the pool of loans. The non-recurring fair value of the portfolio was determined to be 97.2% of par as of August 25, 2010. These loans are geographically dispersed throughout the United States and had a book value of $73.3 million. The loans were recorded at fair value. The difference between the fair value and the outstanding balance of the loans received (book value) is accreted to interest income over the life of the loans as an adjustment to yield. As a part of the loan purchase the Bank also received a $2.9 million credit enhancement, representing 4% of the loan pool, as a non-refundable reserve against future losses on the pool of loans.

Note F – Allowance for Loan Losses and Non-performing Assets

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 were as follows:

	September 30, 2010	September 30, 2009
Balance at beginning of year	$45,770,653	$31,120,376
Provision charged to operating expense	30,009,673	52,409,600
Loans charged-off	(15,082,617)	(19,529,088)
Recoveries of loans previously charged-off	581,732	40,335

Balance at end of period	$61,279,441	$64,041,223

Non-performing assets are as follows:

	September 30, 2010	December 31, 2009
Non-accrual loans:
Construction and development	$28,213,397	$45,483,479
Commercial	4,176,549	3,394,838
Commercial mortgage	43,296,288	14,222,559
Residential mortgage	12,253,073	10,039,495
Installment loans to individuals	77,479	27,910
Other	40,485	—

	88,057,271	73,168,281

Loans contractually past-due 90 days or more, still accruing interest:
Construction and development	641,265	—
Commercial	133,048	—
Commercial mortgage	23,575	4,205,055
Residential mortgage	441,195	115,033
Installment loans to individuals	99,870	—
Other	1,788	119,127

	1,340,741	4,439,215

Total non-performing loans	89,398,012	77,607,496
Other real estate owned	32,157,925	11,380,254

Total non-performing assets	$121,555,937	$88,987,750

Allowance as a percentage of non-performing loans	68.55%	58.98%
Non-performing assets as a percentage of total assets	10.30%	6.97%

Note G – Premises and Equipment

Premises and equipment are summarized as follows:

	September 30, 2010	December 31, 2009
Land	$2,614,324	$2,189,418
Building and improvements	9,095,014	8,581,354
Leasehold improvements	21,553,880	21,528,730
Furniture and equipment	17,415,906	17,328,195
Construction in progress	—	—

	50,679,124	49,627,697
Less accumulated depreciation	(15,730,152)	(13,773,264)

	$34,948,972	$35,854,433

Note H – Deferred Income Taxes

As of September 30, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets (“DTA”) of approximately $16.7 million and $17.0 million, respectively. The realization of DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given uncertain economic outlook, banking industry conditions and other factors. Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s DTA as of September 30, 2010 will be fully realized and therefore no valuation allowance was recorded. However, the Company can give no assurance that in the future its DTA will not be impaired since such determination is based on projections of future earnings and the possible effect of the certain transactions, which are subject to uncertainty and estimates that may change given economic conditions and other factors. Due to the uncertainty of estimates and projections, it is reasonably possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Due to the net operating loss incurred in the nine months ended September 30, 2010 and for the year ended December 31, 2009 and the ability to carry back those losses to prior years in which income taxes were paid, the Company has recorded income taxes receivable of approximately $18.7 million and $11.4 million, respectively, as of September 30, 2010 and December 31, 2009.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
	(in thousands)

Assets
Available for sale securities	$—	$6,832	$—	$6,832

Assets Measured at Fair Value on a Recurring Basis at December 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
	(in thousands)

Assets
Available for sale securities	$—	$5,597	$—	$5,597

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis include the following:

Impaired Loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, the observable market price of the loan or the fair value of the collateral. All collateral-dependent loans are measured for impairment based on the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent licensed appraiser outside of the Company using observable market data. Depending on the age of the appraisal and current economic conditions, management may discount the appraisals based on their local knowledge of the market conditions. This valuation would be considered Level 3. An allowance is allocated to an impaired loan if the carrying value exceeds the estimated fair value. Impaired loans had a carrying amount of $316.7 million and $262.7 million, with a valuation allowance of $29.4 million and $22.2 million at September 30, 2010 and December 31, 2009, respectively.

Other Real Estate Owned. Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. The

Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions which are based on current market trends and historical loss severities for similar assets. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings in the Company’s consolidated statements of operations. For the nine months ended September 30, 2010 and 2009, the Company recorded losses of $801.5 thousand and $554.4 thousand, respectively, due to valuation adjustments on other real estate owned property in its consolidated statements of operations.

The following table summarizes assets measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010

	(in thousands)

Assets
Impaired loans	$—	$—	$287,355	$287,355
Other real estate owned	$—	$—	$32,158	$32,158

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
	(in thousands)

Assets
Impaired loans	$—	$—	$240,530	$240,530
Other real estate owned	$—	$—	$11,380	$11,380

Other financial assets measured at fair value on a non-recurring basis include the following:

Goodwill. Goodwill requires an impairment review at least annually and more frequently if certain impairment indicators are evident. Goodwill had a carrying amount of $249.5 thousand at September 30, 2010 and December 31, 2009. Based on the annual testing for impairment of goodwill, there have been no impairment charges to date.

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

Equity Securities, Restricted. The carrying amount approximates fair value.

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

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$133,439	$133,439	$185,520	$185,520
Investment securities	6,962	6,962	5,755	5,755
Equity securities, restricted	9,003	9,003	9,508	9,508
Loans, net	911,384	955,653	986,114	1,018,746
Accrued interest receivable	4,561	4,561	5,620	5,620
Deposits	996,375	1,028,270	1,080,896	1,110,313
Short-term borrowings	35,000	35,000	35,000	35,000
Long-term debt	50,000	58,893	50,000	54,091
Trust preferred capital notes	20,619	20,524	20,619	21,395
Accrued interest payable	3,380	3,380	2,679	2,679

Note J – Stockholders’ Equity

Regulatory Capital

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.

Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly under capitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If the Bank is adequately capitalized, regulatory approval is required to accept brokered deposits; and if the Bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At September 30, 2010, the Bank’s risk-adjusted capital ratios were 9.44% for total capital and 8.12% for Tier 1, as compared with 11.09% and 9.80%, respectively, at December 31, 2009.

To be well capitalized, the Bank must maintain a 10% total capital to risk based assets ratio and 6% Tier 1 capital to risk based assets ratio. The Bank was categorized at adequately capitalized at September 30, 2010, as the Bank’s risk-adjusted capital ratios were above the required levels of 8% and 4%. The Bank was well-capitalized as of December 31, 2009.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2010 and December 31, 2009 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010
Total capital to risk weighted assets:
Consolidated	$88,559	9.37%	75,601	8.00%	N/A	N/A
Bank	89,121	9.44%	75,540	8.00%	$94,424	10.00%
Tier 1 capital to risk weighed assets:
Consolidated	76,136	8.06%	37,801	4.00%	N/A	N/A
Bank	76,712	8.12%	37,770	4.00%	56,655	6.00%
Tier 1 capital to average assets:
Consolidated	76,136	6.36%	47,884	4.00%	N/A	N/A
Bank	76,712	6.41%	47,908	4.00%	59,885	5.00%

As of December 31, 2009
Total capital to risk weighted assets:
Consolidated	$113,343	11.14%	$81,377	8.00%	N/A	N/A
Bank	112,709	11.09%	81,319	8.00%	$101,648	10.00%
Tier 1 capital to risk weighed assets:
Consolidated	100,220	9.85%	40,688	4.00%	N/A	N/A
Bank	99,595	9.80%	40,659	4.00%	60,989	6.00%
Tier 1 capital to average assets:
Consolidated	100,220	8.43%	47,560	4.00%	N/A	N/A
Bank	99,595	8.37%	47,577	4.00%	59,471	5.00%

Since the Bank was adequately capitalized at September 30, 2010, regulatory approval is required to originate or renew brokered deposits and the interest rate paid for deposits will be limited to 75 basis points above the national rate for similar products unless the Bank can demonstrate to the FDIC that prevailing rates in its market areas exceed the national average.

The Company has received a determination from the FDIC that it is operating in a high rate area. As a result, the Bank may use the prevailing rate for the local area to determine conformance with the interest rate restrictions contained in the FDIC’s Rules and Regulations. Accordingly, the Bank is required to maintain deposit rates within 75 basis points of the local market averages for all local deposits of comparable size and maturity.

Note K – Subsequent Events

The Company evaluates subsequent events through the date the final statements are issued.

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

Forward-Looking Statements

Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include, without limitation, statements regarding profitability, liquidity, adequacy of the allowance for loan losses, adequacy of our capital, future capital levels and capital level strategies and initiatives (including future capital raising strategies), our ability to comply with our Written Agreement, the expected gains or losses associated with other real estate owned, future loan work out activities, future levels of deposit insurance premiums and assessments, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

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

•

Our ability to fully comply with our obligations under our Written Agreement with the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission Bureau of Financial Institutions and the results of future reviews by our regulators;

•	Our ability to manage our balance sheet and risk profile in view of current economic circumstances;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	The adequacy of our estimate for known and inherent losses in our loan portfolio;

•	Changes in interest rates;

•	Our ability to assess and manage our asset quality;

•	Our ability to maintain internal control over financial reporting;

•	Our ability to raise capital as needed by our business or otherwise increase our regulatory capital ratios;

•

Our reliance on secondary sources, such as Federal Home Loan Bank (“FHLB”) advances, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

•	Our ability to attract adequate deposits in light of restrictions on new brokered deposits and the interest rates that we can offer on our deposits;

•	Impacts of implementing various accounting standards;

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

Overview

Throughout 2009 and through September 2010, difficult economic conditions continued to have a negative impact on businesses and consumers in our market area. This unprecedented economic environment has continued to negatively impact our loan portfolio, in particular commercial relationships secured by real estate. The financial weakening within the commercial real estate sector has resulted in significant deterioration in the credit quality of our loan portfolio, which is reflected by increases in non-performing and internally risk classified loans. In response to the prolonged economic downturn and continued economic uncertainties and in recognition of potential loan losses identified by an examination of the Bank by the Federal Reserve Bank of Richmond and by the Bank’s risk management function, management and the Board elected to provide an additional $53.9 million to the Bank’s allowance for loan losses during the year ended December 31, 2009. As a result of continued economic uncertainties and following an evaluation of the factors discussed in more detail under “Financial Condition” below, management and the board elected to provide an additional $30.0 million to the Bank’s allowance for loan losses during the nine months ended September 30, 2010. Primarily as a result of the loan loss provision and lower net interest income, the Company reported a net loss of $12.8 million for the nine months ended September 30, 2010 and a net loss of $9.3 million for the third quarter of 2010.

Our board and management believe today’s economic environment requires stringent measures. We are committed to taking the actions necessary to withstand this difficult economic phase, while maintaining our commitment to our clients and our communities. In repositioning the Bank for the future, we are evaluating alternatives for restructuring and strengthening the balance sheet, including methods for decreasing assets and liabilities in ways that better manage our overall risk profile and increase our capital ratios. Addressing troubled credits quickly and conservatively has always been, and will continue to be, a top priority and we are focusing on reducing our level of non-performing assets. As a result of our net loss for the nine months ended September 30, 2010, our total risk-based capital ratio fell below the well capitalized regulatory minimum threshold of 10% to 9.45%. Our goals for repositioning the Bank also include raising capital in order to return to a “well capitalized” capital status, improving our liquidity position, maintaining an adequate allowance for loan losses, reducing expenses and returning to profitability in the future.

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

Under the terms of the Written Agreement, the Company and the Bank have appointed a committee to monitor compliance with the Written Agreement. This Committee has met at least monthly to review compliance. The directors of the Company and the Bank have recognized and unanimously agree with the common goal of financial soundness represented by the Written Agreement and have confirmed the intent of the directors and executive management to diligently seek to comply with all requirements of the Written Agreement.

As part of our efforts to reposition the Bank for the future, and in conjunction with our efforts to comply with the Written Agreement, management and the Board have been working proactively over the past nine months to improve the Company’s financial condition and have made significant progress in addressing many of the issues cited in the Written Agreement. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, strengthening lending policies and procedures, enhancing credit administration procedures, enhancing the Bank’s management of commercial real estate concentrations, improving liquidity, reducing the reliance on brokered deposits, and improving capital. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $1 million. Additionally, the Company instituted the required review process for all classified loans. All written plans due under the Written Agreement have been timely submitted and are subject to regulatory review and approval, which is pending. We have improved our process and methodology for evaluating the provision for loan losses and substantially increased loan loss reserves, increased core deposits and reduced our reliance on brokered deposits. In addition, we have increased problem loan management staff, and improved risk management practices. We have a constructive working relationship with our regulators and will continue to coordinate closely with them as we work to address the remaining issues in the Written Agreement as quickly as possible.

Financial Condition

Total assets at September 30, 2010 were $1.2 billion, a decrease of 7.6% or $96.5 million from December 31, 2009, primarily as a result of a planned decrease in our loan portfolio. Reducing the size of our loan portfolio is a major component of our Risk Management Plan, the chief objectives of which are to manage our risk profile, strengthen our balance sheet and increase our capital ratios. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of September 30, 2010, total gross loans (excluding unearned interest) were $972.7 million, a decrease of $59.2 million or 5.7% from December 31, 2009. The decline in total gross loans for the first nine months of 2010 is the result of scheduled principal curtailments, the sale of loans of $32.1 million, loans charged off during the first nine months of the year and lower loan demand. These decreases were partially offset by the purchase of approximately $71.3 million of residential mortgage home equity loans during the third quarter of 2010 which, at the time of purchase, provided an average yield of approximately 4% to the Company. The purchase of the residential mortgage home equity loans was part of a purchase and sale agreement with an independent third party whereby the Company sold, without recourse, $13.6 million of non-performing commercial and construction and development loans (plus accrued interest, late charges and fees); thus further reducing the Company’s commercial real estate exposure. The sale of the non-performing commercial and construction and development loans decreased the Company’s commercial real estate exposure, while the purchase of residential mortgage home equity loans increased the Company’s residential real estate exposure. In the near term, we intend to continue the planned decrease in our loan portfolio through scheduled principal payments, charge-offs, judicious underwriting of new loans and, if favorable opportunities present themselves, possibly further sales of loans.

As of September 30, 2010, 73.5% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. However, commercial loans decreased $135.7 million, primarily construction, development and commercial real estate loans, from December 31, 2009, as we work to reduce this concentration. A significant portion, 90.6%, of these commercial loans was collateralized with real estate. We have a high concentration of construction and real estate loans, both commercial and residential. At September 30, 2010, 92.1% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

The provision for loan losses is the on going cost of maintaining an allowance for inherent credit losses. The amount of the provision and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, the prospective view of credit losses, loan performance measures and trends (such as delinquencies, non-performing loans, and charge-offs), loan growth, the economic environment and other factors, both internal and external, that may affect the quality and future loss experience of the credit portfolio. At September 30, 2010, the Company had a total allowance for loan losses of

$61.3 million or 6.3% of total loans. Based on a review of the factors discussed above, discussions with regulators and continued economic uncertainties, the Company made provisions for loan losses of $30.0 million for the first nine months of 2010, a decrease of $22.4 million or 42.7% over the same period of 2009. The Company had recorded a loan loss provision of $44.9 million in the third quarter of 2009 as a result of loan growth in the prior year, the completion of the Bank’s examination by the Reserve Bank as of September 30, 2009, and a high level of charge-offs ($19.5 million) in the third quarter of 2009. Loan charge-offs for the nine months ended September 30, 2010 totaled $15.1 million and recoveries for the same period totaled $581.7 thousand. Of the $15.1 million in loan charge-offs as of September 30, 2010, substantially the entire amount was comprised of relationships with specific reserve allocations previously established. Net charge-offs as a percentage of average loans outstanding was 1.46% and 1.85% for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents the Company’s loan loss experience for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2010	2009

Allowance at beginning of period	$45,770	$31,120

Provision for loan losses	30,010	52,410

Charge-offs:
Construction and development	2,506	7,613
Commercial	1,298	1,309
Commercial mortgage	8,512	9,049
Residential mortgage	2,303	1,467
Installment loans to individuals	464	91

Total loans charged-off	15,083	19,529

Recoveries:
Construction and development	292	—
Commercial	112	16
Commercial mortgage	18	—
Residential mortgage	139	14
Installment loans to individuals	21	10

Total recoveries	582	40

Net charge-offs	14,501	19,489

Allowance at end of period	$61,279	$64,041

Period end loans *	$972,663	$1,053,828

Ratio of allowance to period end loans	6.30%	6.08%

Average loans outstanding *	$996,577	$1,053,662

Ratio of net charge-offs to average loans outstanding	1.46%	1.85%

*	Net of unearned income.

Non-performing assets were $121.6 million or 10.3% of total assets at September 30, 2010 compared to $89.0 million or 6.97% of total assets at December 31, 2009 and $97.2 million or 8.6% of total assets at September 30, 2009. Non-performing loans increased $11.8 million in the first nine months of 2010 to $89.4 million, and have increased $6.3 million from September 30, 2009. Non-performing loans at September 30, 2010 were comprised of 144 loans, an increase of 20 loans for the first nine months of 2010. Our non-performing loans continue to be reflective of the unprecedented economic environment which continues to negatively impact our loan portfolio.

$84.9 million or 94.9% of the total non-performing loans are comprised of 107 loans secured by real estate, of which $28.9 million are construction and development loans. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses. The Company’s Loan Impairment Committee continues to monitor non-performing assets and past due loans, identify potential problem credits and develop action plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee has individually reviewed the underlying collateral value (less cost to sell) on each of these loans as a part of its analysis of impaired loans. As a result of this comprehensive analysis, a $29.4 million specific reserve for loan losses has been established for $316.8 million of impaired loans, including non-performing loans. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. Based on current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans; however, management plans to work with our customers to minimize any potential credit exposure.

The Company is required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDR”). In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty. TDR typically result from the Company’s loss mitigation activities and include rate reductions or other actions intended to minimize the economic loss to the Company and to avoid foreclosure or repossession of collateral. As of September 30, 2010, the Company’s TDR loans totaled $85.4 million, as compared to $62.1 million total TDR loans one year earlier. Of this total, approximately $54.1 million are in compliance with modified terms, $5.1 million are 30-89 days delinquent, none are 90 days or more delinquent and still accruing interest, and $26.2 million are classified as non-accrual.

Other real estate owned (“OREO”) at September 30, 2010 was $32.2 million, compared to $11.4 million at December 31, 2009. OREO levels increased during the first nine months of 2010 due to increased foreclosure activity on nonperforming loans in the Company’s loan portfolio. The balance at September 30, 2010 was comprised of 85 properties of which 25 were residential properties. For the three months ended September 30, 2010, new foreclosures included 55 properties totaling $21.2 million, which represented 38 construction and development properties, 11 residential properties and six commercial real estate properties. OREO sales for the three months ended September 30, 2010 consisted of two construction and development properties, one commercial property, three residential properties, and three commercial real estate properties, which resulted in a net gain of $16.8 thousand. Net loss on the sale of OREO properties for the nine months ended September 30, 2010 was $305.6 thousand. At September 30, 2010, there were nine OREO properties under contract for sale, consisting of three residential, four construction and development and two commercial properties. Subsequent to September 30, 2010, there was one additional residential property under contract for sale and the sale of three residential and two construction and development properties resulting in a net gain of $22.8 thousand. The remaining properties are being actively marketed and management does not anticipate any material losses associated with these properties. In addition to the actual losses taken on sale of OREO, a direct result of the continued decline in the real estate market, the Company recorded further losses of $268.5 thousand and $801.5 thousand, respectively, related to impairments of existing OREO in its consolidated statements of operations for the three and nine months ended September 30, 2010. The Company recorded losses of $554.4 thousand related to impairments of existing OREO in its consolidated statements of operations for the three and nine months ended September 30, 2009. All of the above losses related to OREO are reported as a component of non-interest income. Asset quality remains a top priority for the Company. We continue to allocate significant resources to the expedient disposition of non-performing and other lower quality assets.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. Deposits at September 30, 2010 were $996.4 million, a decrease of $84.5 million or 7.8% from December 31, 2009. The decline in deposits was primarily the result of an $86.1 million reduction in brokered certificates of deposit as we reduce our reliance on brokered deposits. The Company expects further declines in brokered deposits as the Company ceases to accept new brokered deposits. Noninterest-bearing demand deposits remained stable decreasing by $66.2 thousand or 0.15% and interest-bearing demand deposits increased by $247.5 thousand or 0.30%. Time deposits, excluding brokered certificates of deposit, increased $1.4 million during the first nine months of 2010. Of the interest-bearing demand deposits, interest-bearing checking and money market accounts decreased $515.6 thousand and savings accounts increased $763.1 thousand. Included in time deposits less than $100,000 as of September 30, 2010 and December 31, 2009, are $406.2 million and $492.3 million, respectively, in brokered certificates of deposits. The interest rates paid on these deposits are consistent, if not lower, than the market rates offered in our local area. Also included in time deposits less than $100,000 are internet gathered deposits. As of September 30, 2010 and December 31, 2009, the Company had $39.8 million and $37.4 million in internet gathered deposits, respectively. The Company is committed to improving its liquidity position through the generation of core deposits and is working to eliminate our dependence on out of market time deposits. Management believes overall growth in core deposits is achievable as a result of the Company’s competitive interest rates on all deposit products, special promotions and product enhancements, as well as the Company’s continued marketing efforts. The Company’s core deposit base is predominantly provided by individuals and businesses located within communities served. The Company does not believe that the limitations on interest rates paid for deposits due to the Bank’s status as adequately capitalized will materially affect core deposit growth.

Short-term borrowings and long-term debt, both in the form of advances from FHLB, were $35.0 million and $50.0 million, respectively at September 30, 2010 and December 31, 2009. As outlined by our written agreement with our banking regulators, which is discussed in the “Regulatory Oversight” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, our ability to increase these FHLB advances may be limited in future fiscal periods.

Results of Operations

During the nine months ended September 30, 2010, the Company reported a loss of $12.8 million, an improvement of $13.5 million from reported net loss of $26.3 million for the nine months ended September 30, 2009. The lower reported net loss in 2010 was primarily the result of a $22.4 million lower loan loss provision for 2010 as compared with 2009. Management elected to provide an additional $30.0 million to its allowance for loan losses during the first nine months of 2010, compared to $52.4 million during the same period in 2009. The Company had recorded a loan loss provision of $44.9 million in the third quarter of 2009 as a result of loan growth in the prior year, the completion of the Bank’s examination by the Reserve Bank as of September 30, 2009, and a high level of charge-offs ($19.5 million) in the third quarter of 2009. On a per share basis, our diluted loss for the nine months ended September 30, 2010 was $1.86, or a $1.96 increase compared to diluted loss per share of $3.82 for the same period in 2009. Net loss for the quarter ended September 30, 2010 totaled $9.3 million, an improvement of $18.1 million from net loss of $27.4 million reported in the third quarter of 2009, but a larger net loss than the Company’s net loss of $2.5 million reported for the second quarter of 2010. The third quarter of 2009 was negatively impacted by the $44.9 million loan loss provision discussed above, as compared with a $20.0 million loan loss provision for the third quarter of 2010. However, the Company increased its provision for loan losses by $15.0 million for the third quarter of 2010 when compared with the second quarter of 2010. Additionally, the third quarter of 2010 included a gain on sale of non-performing loans of $1.2 million and included approximately $4.6 million of accrued interest, late charges and fee income collected during the quarter related to the non-performing loans sold. This accrued income had previously been written off when the loans were put into non-accrual status, and was recognized as income in the third quarter of 2010 when collected as part of the loan sale. Diluted loss per share was $1.36 for the three months ended September 30, 2010 compared to diluted loss per share of $3.99 for the same period in 2009.

Profitability as measured by the Company’s return on average assets (“ROAA”) was (1.38%) and (3.13%) for the nine months ended September 30, 2010 and 2009, respectively. The return on average equity (“ROAE”) was (21.73%) and (32.81%) for the nine months ended September 30, 2010 and 2009, respectively. ROAA and ROAE were negatively impacted in both periods by the loan loss provisions. For the quarter ended September 30, 2010, ROAA was (3.07%) and ROAE was (47.90%) as compared with (9.53%) and (101.55%) for the three months ended September 30, 2009, respectively. The improvement in profitability ratios for the third quarter of 2010 as compared with the third quarter of 2009 was the result of a lower loan loss provision and the income associated with the sale of the non-performing loans during the third quarter of 2010 discussed above.

A fundamental source of the Company’s earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans, securities, and overnight interest bearing deposits, while deposits, short-term borrowings and long-term debt represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations. Net interest income was $26.6 million for the nine months ended September 30, 2010, a decrease of $839.7 thousand or 3.1% from the $27.5 million for the nine months ended September 30, 2009. For the quarter ended September 30, 2010, net interest income was $11.7 million, an increase of $3.0 million or 33.8% from the comparable period in 2009. Net interest income included $4.6 million of previously written off accrued loan interest, late charges and fees that was recognized as income during the quarter and nine months ended September 30, 2010 when collected as part of the sale of non-performing loans during the quarter ended September 30, 2010. There was no such income in 2009.

Total interest and dividend income was $48.8 million for the nine months ended September 30, 2010, a decrease of $827.7 thousand or 1.7% from the same period of 2009, primarily because interest income on loans, including fees, decreased $1.1 million or 2.2% to $48.1 million for the nine months ended September 30, 2010 as compared to the same period in 2009. The decrease in loan income was the result of a decrease of $57.1 million or 5.4% in the average balance of loans over the past 12 months, offset partially by the aforementioned $4.6 million loan interest income recorded in the third quarter of 2010 related to the sale of non-performing loans. For the quarter ended September 30, 2010, total interest and dividend income was $18.8 million and interest income on loans, including fees, was $18.6 million, an increase of $2.5 million (15.5%) and $2.4 million (15.1%), respectively over the comparable period in 2009. The increase in interest income for the quarter was also primarily attributed to the collection of the $4.6 million of accrued loan interest, late charges and fees associated with the non-performing loans that were sold during the quarter. Additionally, the Company’s performing loans provided a strong yield and helped maintain solid sources of interest income.

Interest expense was basically unchanged at $22.1 million for the nine months ended September 30, 2010 and 2009. Interest expense for the third quarter of 2010 was $7.1 million, as compared to $7.6 million for the third quarter of 2009. The decrease in interest expense for the third quarter of 2010 can be attributed to the decrease in the average rates paid on time deposits for the third quarter of 2010 as compared to the third quarter of 2009. Average rates on time deposits decreased from 3.19% in the third quarter of 2009 to 2.72% for the third quarter of 2010. Year-to-date, the decrease in rates paid on time deposits were offset by an overall increase in the Company’s average interest bearing liabilities. Average interest bearing liabilities increased $154.1 million or 16.2% from September 30, 2009 to September 30, 2010. This substantial increase was due to the funding necessary to maintain adequate asset liquidity resulting in a $178.4 million increase in average interest bearing deposits maintained at the Reserve Bank during the nine months ended September 30, 2010 as compared to the same period in 2009. The overall average rate paid on our interest bearing liabilities decreased 44 basis points for the quarter and 43 basis points year-to-date, which was due to our time deposits repricing at lower rates consistent with market conditions.

The net interest margin, calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s effectiveness in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin (tax equivalent basis) was 2.99% during the first nine months of 2010, as compared to 3.42% for the same period in 2009. The compression of our margins from the prior year is primarily the result of the increased liquidity placed in interest bearing deposits at the Reserve Bank (overnight funds) paying only 0.25%. The average balance of interest bearing deposits at the Reserve Bank increased $178.4 million from September 30, 2009 to September 30, 2010. In addition, the continued pressure on deposit pricing and the competitiveness for deposits from the reduction in liquidity throughout the financial markets has kept rates at a high level relative to loan rates. For the quarter ended September 30, 2010, the net interest margin was 4.00% compared to 3.22% for the third quarter of 2009. The increase in margin for the third quarter of 2010 as compared with the third quarter of 2009 was primarily the result of the $4.6 million of loan interest and fee income recorded during the third quarter of 2010 associated with the non-performing loans sold during that quarter. This income resulted in an average yield on loans for the third quarter of 2010 of 7.59% as compared to 6.07% for the quarter ended September 30, 2009. Additionally, the 44 basis points lower costs on interest-bearing liabilities in the third quarter of 2010 as compared to the same quarter of 2009 contributed to the higher margin for the third quarter of 2010.

The table below presents the average earning assets and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010			2009
(dollars in thousands)	Average Balance(1)	Annualized Interest	Average Yield/Rate(2)	Average Balance(1)	Annualized Interest	Average Yield/Rate(2)

Assets
Interest earning assets:
Loans (3)(4)	$996,577	$64,380	6.46%	$1,053,662	$65,866	6.25%
Investment securities (3)	6,114	158	2.58%	5,766	240	4.16%
Equity securities	9,394	171	1.82%	9,514	159	1.67%
Federal funds sold	688	1	0.15%	2,443	4	0.16%
Interest bearing deposits in banks	56	—	—	270	—	—
FRB reserve balance	179,496	448	0.25%	1,088	4	0.37%
Statutory trust	619	41	6.62%	619	39	6.30%
Other investments	423	17	4.02%	265	9	3.40%

Total interest earning assets	1,193,367	65,216	5.46%	1,073,627	66,321	6.18%

Noninterest earning assets:
Cash and due from banks	2,944			6,322
Premises and equipment, net	35,262			36,416
Other assets	56,467			33,357
Less: allowance for loan losses	(48,670)			(28,817)

Total assets	$1,239,370			$1,120,905

Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$82,678	$817	0.99%	$63,582	$521	0.82%
Savings deposits	7,669	44	0.57%	7,020	39	0.56%
Time deposits	911,768	25,282	2.77%	733,750	25,196	3.43%
Federal funds purchased	—	—	—	—	—	—
Short-term borrowings	35,019	160	0.46%	73,510	374	0.51%
Long-term debt	50,000	1,936	3.87%	55,166	2,139	3.88%
Trust preferred capital notes	20,619	1,352	6.56%	20,619	1,310	6.35%

Total interest bearing liabilities	1,107,753	29,591	2.67%	953,647	29,579	3.10%

Noninterest bearing liabilities:
Demand deposits	44,400			49,029
Other	8,092			10,719

Total liabilities	1,160,245			1,013,395

Equity:
Stockholders’ equity	78,804			107,087
Noncontrolling interests	321			423

Total equity	79,125			107,510

Total liabilities and equity	$1,239,370			$1,120,905

Net interest income (tax equivalent basis)		$35,625			$36,742

Net interest margin (5) (tax equivalent basis)			2.99%			3.42%
Average interest spread (6) (tax equivalent basis)			2.79%			3.08%

(1)	Average balances are computed on daily balances and management believes such balances are representative of the operations of the Company.

(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was $5 thousand and $10 thousand for the nine months ended September 30, 2010 and 2009, respectively. The tax equivalent adjustment to investment securities was $14 thousand and $17 thousand for the nine months ended September 30, 2010 and 2009, respectively.
(4)	Non-accrual loans are included in the average loan balances, and income on such loans is recognized on a cash basis. Loans are net of unearned income.
(5)	Net interest margin is net interest income, expressed as a percentage of average interest earning assets.
(6)	Average interest spread is the average yield earned on interest earning assets, less the average rate incurred on interest bearing liabilities.

The following table attributes changes in net interest income either to changes in average volume or to rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

	Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
	Increase (Decrease) Due to:		Interest Income/Expense Variance
(in thousands)	Volume	Rate

Interest Income:
Loans	$(3,880)	$2,392	$(1,488)
Investment securities	16	(98)	(82)
Equity securities	(2)	14	12
FRB reserve balance	445	(1)	444
Federal funds sold	(3)	—	(3)
Interest bearing deposits in banks	—	—	—
Other investments	6	4	10

	(3,418)	2,311	(1,107)

Interest Expense:
Interest bearing demand deposits	176	120	296
Savings deposits	4	1	5
Time deposits	416	(330)	86
Federal funds purchased	—	—	—
Short-term borrowings	(179)	(35)	(214)
Long-term debt	(200)	(3)	(203)
Trust preferred capital notes	—	42	42

	217	(205)	12

Increase (decrease) in net interest income	$(3,635)	$2,516	$(1,119)

Total noninterest income decreased in the nine months ended September 30, 2010 to $2.5 million, a decrease of $621.2 thousand or 19.7% from the $3.1 million reported for the same period in 2009, primarily as a result of increased losses related to OREO, decreases in income related to our non-banking subsidiaries, and a decrease in service charges. Service charges on deposit accounts decreased $135.5 thousand, or 14.0% in the first nine months of 2010, which was primarily attributable to a decrease of $126.8 thousand, or 16.6% in non-sufficient funds (“NSF”) and overdraft fees. Revenues generated from the Bank’s mortgage and title subsidiaries, were $762.7 thousand lower for the nine months ended September 30, 2010 as compared to the same period in 2009. Revenues from the mortgage and title subsidiaries continue to be down from the prior year due to the slow economy and the weak housing markets. For the nine months ended September 30, 2010, the Company recorded losses on OREO totaling $1.1 million, compared to losses of $447.9 thousand recorded for the same period in 2009. For 2010, $801.5 thousand related to losses from valuation adjustments and the remaining $305.6 thousand related to net losses on the sales of OREO properties, both resulting from the continuing decline in real estate values in our market. These decreases in noninterest income were partially offset by a $1.2 million gain on the sale of non-performing loans recorded during the third quarter of 2010. There was no such gain in 2009. For the quarter ended September 30, 2010, non-interest income was $1.5 million, an increase of $820.7 thousand, or 112.6% from the comparable period in 2009. The increase in noninterest income for the quarter was primarily the result of the $1.2 million gain on the sale of non-performing loans recorded during the third quarter of 2010 and a decrease in losses related to OREO of $239.0 thousand in the third quarter of 2010 as compared with the third quarter of 2009. These increases in noninterest income were partially offset by lower revenues generated from the Bank’s mortgage, title and investment subsidiaries for the three months ended September 30, 2010 which was $451.1 thousand less than the same period in 2009. Additionally, for the three months ended September 30, 2010, there was a $57.8 thousand or 17.0% decrease in service charges on deposit accounts, primarily as a result of lower NSF and overdraft fees.

Noninterest expense represents the overhead expenses of the Company. Noninterest expense for the nine months ended September 30, 2010 totaled $18.7 million, an increase of $420.8 thousand (2.3%) from the $18.3 million recorded during the comparable period in 2009. For the quarter ended September 30, 2010, noninterest expense was $7.6 million, an increase of $1.1 million (16.5%) over the $6.5 million recorded during the quarter ended September 30, 2009. The ratio of annualized noninterest expense to year-to-date average total assets was 2.02% and 2.19% for the nine months ended September 30, 2010 and 2009, respectively. The ratio of annualized noninterest expense to quarter-to-date average total assets was 2.49% and 2.26% for the three months ended September 30, 2010 and 2009, respectively.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest income along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 64.28% and 57.12% for the nine months and three months ended September 30, 2010, as compared to 59.82% and 68.56% for the comparable periods in 2009. The improvement in the efficiency ratio for the quarter ended September 30, 2010 as compared to the prior year quarter and the year-to-date efficiency ratio was the result of the higher bank revenue from the loan interest and fee income of $4.6 million and the $1.2 million gain, both associated with the sale of non-performing loans during the quarter ended September 30, 2010. For the nine months ended September 30, 2010, the Company’s efficiency ratio was negatively impacted by the decrease in noninterest income associated with the increase in losses on OREO and lower non-bank subsidiary revenues, as well as increases in FDIC insurance expense, professional and outside service expenses, and loan collection expenses.

Salaries and employee benefits decreased by $2.0 million or 27.1% to $5.3 million for the nine months ended September 30, 2010 compared to the $7.3 million reported during the first nine months of 2009. The decrease in salaries and employee benefits was the direct result of the elimination of the executive officer deferred compensation plans during the first quarter of 2010, which resulted in a one-time reduction in benefits of $1.9 million. For the quarter ended September 30, 2010, salaries and employee benefits were in line with the prior year, decreasing $53.9 thousand (2.3%) to $2.3 million as compared to the quarter ended September 30, 2009. Occupancy expense and furniture and equipment expense had only minimal changes when comparing the nine and three month periods of 2010 to 2009. Occupancy expenses decreased $19.1 thousand (0.6%) and increased $6.8 thousand (0.7%) for the nine and three months ended September 30, 2010, respectively, as compared to the same periods in 2009. Furniture and equipment expenses increased $13.0 thousand (0.8%) and $2.8 thousand (0.5%) for the nine and three months ended September 30, 2010, respectively, as compared to the same periods in 2009. FDIC insurance expense increased $1.1 million to $2.3 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009, and increased $523.3 thousand to $880.9 thousand for the three months ended September 30, 2010 as compared with the same period in 2009. The increase in FDIC insurance is related to the overall increase in average deposits over the past 12 months and an increase in the assessment rate. As a result of our total risk-based capital ratio falling into the adequately capitalized category during the period, we could see further increases in our assessment rate in future periods.

Other noninterest expense of the Company increased $593.1 thousand and $1.3 million for the three and nine months ended September 30, 2010 as compared with the same periods of 2009 as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Stationery and office supplies	$48,935	$55,775	$155,095	$166,702
Advertising and marketing	60,922	83,377	151,934	220,978
Telephone and postage	175,413	142,316	503,333	448,777
Professional fees	768,356	64,802	1,297,582	310,353
Bank franchise tax	227,928	221,535	690,312	705,869
Other outside services	248,833	273,182	730,267	721,569
Directors’ and advisory board fees	46,242	132,798	161,935	398,849
Loan collection costs	221,454	101,524	610,996	133,909
Other real estate owned expenses	813,247	1,030,008	1,619,181	1,625,326
Other	325,189	238,134	723,292	636,949

	$2,936,519	$2,343,451	$6,643,927	$5,369,281

The increases in professional fees were primarily related to legal, audit and outside consulting services that resulted from the additional resources needed to help the Company work through the challenging economic and regulatory environment. The increase in loan collection costs was the result of increased foreclosure activity and the costs associated with working through a higher level of problem loans.

Income tax benefit for the nine months ended September 30, 2010 was $1.6 million compared to a benefit of $13.9 million for the same period in 2009. For the three months ended September 30, 2010, income tax expense was $233.0 thousand compared to an income tax benefit of $14.5 million for the same period in 2009. The Company’s effective tax rate was 34.3% and 35.2% for the three and nine months ended September 30, 2010, compared to 34.6% for the three and nine months ended September 30, 2009.

Capital Resources

Total stockholders’ equity for the Company decreased $12.8 million, or 16.0%, to $67.2 million at September 30, 2010 compared to $80.0 million at December 31, 2009. The decrease in total stockholders’ equity for the first nine months of 2010 was the result of our net loss of $12.8 million.

The Federal Reserve Board, the Office of Controller of the Currency, and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies.

Risk-based capital ratios are a measure of capital adequacy. At September 30, 2010, the Bank’s risk-adjusted capital ratios were 8.12% for Tier 1 and 9.44% for total capital, above the required minimums of 4% and 8%, respectively, to be adequately capitalized. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. Under Federal Reserve Board rules, the Bank was considered “adequately capitalized,” as defined by the regulators, as of September 30, 2010.

In order to maintain a strong equity capital position and to protect against the risks of loss in the investment and loan portfolios and on other assets, management will continue to monitor the Bank’s capital position. Several measures have been or will be employed to improve the Bank’s capital position, including but not limited to continuing its efforts to return all non-performing assets to performing status, managing risk in its loan portfolio, monitoring the Bank’s growth and continued utilization of its formal asset/liability policy. Additionally, the Company is exploring raising capital through various methods, including, but not limited to public and private placement offerings of common stock, preferred stock offerings and subordinated debt. The Company is committed to returning to “well-capitalized” status.

Cash Dividends

For the nine months ended September 30, 2010 and 2009, the Company paid out cash dividends of $0.00 and $.10 per share. The Company’s Board of Directors determines the amount of and whether or not to declare dividends. Such determinations by the Board take into account the Company’s financial condition, results of operations and other relevant factors, including any relevant regulatory restrictions. The Company’s only source of funds for cash dividends are dividends paid to the Company by the Bank.

Under the terms of the Written Agreement dated July 2, 2010, each of the Company and the Bank are subject to additional limitations and regulatory restrictions and may not pay dividends to its shareholders (including payments by the Company related to trust preferred securities). For more information, see the Regulatory Oversight section above.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. As discussed in Note E to the unaudited Consolidated Financial Statements, the Company purchased $71.3 million of residential mortgage home equity loans during the quarter ended September 30, 2010. These loans included open ended unused commitments of $25.4 million in addition to the carrying value the loans purchased. Subsequent to September 30, 2010, the Company sent letters to all of these loan customers informing them that their line of credit had been frozen at the existing balance as of the date of the letter. There have been no other material changes to off-balance sheet arrangements disclosed in Note 21 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

The Company’s contractual obligations consist of operating lease obligations, FHLB borrowings, trust preferred capital notes, standby letters of credit and commitments to extend credit. Except as discussed above in “Off-Balance Sheet Arrangements,” there have been no material changes to the contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity

Bank liquidity is a measure of the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Asset liquidity is provided primarily by maturing loans and investments, and by cash received from operations. Other sources of asset liquidity include readily marketable assets, especially short-term investments and overnight funds, and long-term investment securities that can serve as collateral for borrowings. On the liability side, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed.

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing interest rates in this manner. Cash, interest bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $140.3 million as of September 30, 2010. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. The Company maintains access to short-term funding sources as well; including the ability to borrow from the Federal Home Loan Bank of Atlanta (“FHLB”) up to $119.1 million, of which it has borrowed $85 million as of September 30, 2010, and the Federal Reserve Bank of Richmond (“FRB”) up to $34.0 million of which nothing had been borrowed at September 30, 2010. Because we are no longer considered well-capitalized as of September 30, 2010, our ability to borrow funds from FRB or FHLB could be restricted. Please see Part II, Item 1A. “Risk Factors” for additional information regarding potential restrictions on the Company’s future FHLB or FRB borrowing capacity.

Since the Company was adequately capitalized at September 30, 2010, regulatory approval is required to accept brokered deposits. Because we plan to continue to reduce our loan portfolio, focus on core deposit growth and the ability to gather deposits over the internet as needed, we expect to generate adequate cash flow to fund the upcoming maturities of brokered deposits and maintain adequate cash reserves. Accordingly, we do not anticipate the need for brokered deposits in the foreseeable future. Additionally, we are required to maintain deposit rates within 75 basis points of the local market averages for all local deposits of comparable size and maturity. As a result of the Company’s management of liquid assets, management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

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

Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed in our reports that that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the third quarter of 2010, management has continued to evaluate the Company’s internal control over financial reporting, including lending and credit administration policies and procedures and the overall process for determining the allowance for loan losses by assessing the historical risk factors, recent trends in portfolio performance and economic forecasts used in determining the provision for loan losses. Management has made, and will continue to make, improvements to the Company’s internal control over financial reporting as appropriate.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Except as below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and updated on the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Current and future restrictions on brokered deposits and the conduct of our business could adversely impact our ability to attract deposits or otherwise impact our liquidity and profitability.

As of September 30, 2010, the Bank is classified as “adequately capitalized” and is no longer considered “well-capitalized” under banking regulations. As an adequately capitalized bank, federal banking regulations prohibit us from originating or renewing brokered deposits and also restrict the interest rates that we can offer on our deposits. If we do not return to “well capitalized” status, we will not be able to renew brokered deposits unless we obtain a waiver from the FDIC. If we apply for a waiver from the FDIC, there is no assurance that the FDIC will grant such a waiver. The inability to renew these deposits may adversely affect our liquidity position. For a discussion of our liquidity position, see “Capital Resources” and “Liquidity” in our Management’s Discussion and Analysis of Results of Operations and Financial Condition.

In addition to the prohibition on originating and renewing brokered deposits, as an “adequately capitalized” bank we are also prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity. The restrictions on the rates we are able to pay on deposit accounts could negatively impact our ability to compete for deposits in our market area, and our liquidity and financial performance could be adversely affected.

Our ability to borrow from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank could be restricted.

Because we are no longer considered well-capitalized, our ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowing. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. Because borrowings from the FHLB and FRB have historically represented our primary source of debt financing, restrictions on our borrowing capacity from the FHLB or FRB could adversely affect our access to debt financing and adversely affect our liquidity and financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2007, the Company established an open ended program by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. The program was terminated during the second quarter of 2010.

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of Commonwealth Bankshares, Inc. dated June 2, 1988. Filed August 16, 2010, as Exhibit 3.1 to the Registrant’s Form 10-Q, and incorporated herein by reference.

3.1.1	Articles of Amendment of Commonwealth Bankshares, Inc. dated July 18, 1989. Filed August 16, 2010, as Exhibit 3.1.1 to the Registrant’s Form 10-Q, and incorporated herein by reference.

3.1.2	Articles of Amendment to the Articles of Incorporation of Commonwealth Bankshares, Inc. dated June 25, 2010. Filed August 16, 2010, as Exhibit 3.1.2 to the Registrant’s Form 10-Q, and incorporated herein by reference.

3.2	By-Laws of Commonwealth Bankshares, Inc. Filed August 16, 2010, as Exhibit 3.2 to the Registrant’s Form 10-Q, and incorporated herein by reference.

10.32	Certification Written Agreement, effective July 2, 2010, by and among Commonwealth Bankshares, Inc., Bank of the Commonwealth, the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions. Filed July 9, 2010, as Exhibit 10.1 to the Registrant’s Form 8-K, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: November 15, 2010	by:	/s/ Edward J. Woodard, Jr.
Edward J. Woodard, Jr.
President and Chief Executive Officer (principal executive officer)

Date: November 15, 2010	by:	/s/ Cynthia A. Sabol
Cynthia A. Sabol
Executive Vice President & Chief Financial Officer (principal financial officer)