Form 10-K
period 2010-12-31
COMMONWEALTH BANKSHARES INC
filed 2011-04-15
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010: $18,190,405 (In calculating the aggregate market value, the registrant used the closing sale price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2010 which was $2.64 per share, voting and non-voting stock held by non-affiliates of the registrant at June 30, 2010 was 6,890,305 shares).

The number of shares of common stock outstanding as of March 25, 2011: Common Stock, $2.066 Par Value - 6,897,026 shares

Commonwealth Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2010

Part I

Item 1. Business

The Company. The sole business of Commonwealth Bankshares, Inc. (the “Parent”) is to serve as a holding company for Bank of the Commonwealth (the “Bank”). The Parent was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative office has been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, six branches in Virginia Beach, four branches in Chesapeake, two branches in Portsmouth, one branch in Suffolk, one branch in Powells Point, North Carolina, one branch in Waves, North Carolina, one branch in Moyock, North Carolina and one branch in Kitty Hawk, North Carolina. The Bank has nine subsidiaries, all incorporated under the laws of the Commonwealth of Virginia: BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Commonwealth Financial Advisors, LLC, Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage, Commonwealth Property Associates, LLC, WOV Properties, LLC, Moyock One, LLC, Ten Rivers Lots, LLC and Tivest Community Development Corp.

The accompanying consolidated financial statements include the accounts of the Parent, the Bank and its subsidiaries, collectively referred to as the “Company.”

The Company conducts mortgage funding services through its wholly owned subsidiary Bank of the Commonwealth Mortgage, brokerage and investment advisory services through its wholly owned subsidiary Commonwealth Financial Advisors, LLC, insurance activities through its wholly owned subsidiary BOC Insurance Agencies of Hampton Roads, Inc., and title insurance services through its 91% owned subsidiary Executive Title Center. The Company has an 81% ownership in Commonwealth Property Associates, LLC. Commonwealth Property Associates, LLC is the sole owner of 3732 North Croatan Highway, Kitty Hawk, North Carolina. The Company currently leases this property to house its North Carolina branch headquarters. The Company has a 50% ownership in Moyock One, LLC. Moyock One, LLC is the sole owner of 562 Carotoke Hwy, Moyock, North Carolina and the Company currently leases this property and utilizes it as its Moyock branch. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” for a discussion of these relationships. The Company is also the sole owner of WOV Properties, LLC and Ten Rivers Lots, LLC. These subsidiaries were created to hold, manage and ultimately dispose of select other real estate owned properties the Company has elected to acquire through, or in lieu of, foreclosure. The Company has a 50% ownership in Tivest Community Development Corp. Tivest Community Development Corp.’s primary mission is to serve and provide investment capital for low-income communities or low income persons through New Market Tax Credits. The financial position and operating results of any one of these subsidiaries are not significant to the Company as a whole and are not considered principal activities of the Company at this time.

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

Principal Market Area. The Bank concentrates its marketing efforts in the South Hampton Roads cities, including Norfolk, Virginia Beach, Portsmouth, Chesapeake and Suffolk, Virginia and in Northeastern North Carolina. The Company’s present intention is to continue concentrating its banking activities in its current markets, which the Company believes are attractive areas in which to operate. We have a mortgage office in Gloucester, Virginia. We also have a title insurance office in Suffolk, Virginia. The region has a diverse, well-rounded economy supported by a solid manufacturing base, a significant military presence and tourism. Leading employers in the private sector include Stihl, Inc. (chain saws), Sumitomo Machinery Corporation of America (industrial motor drives), Canon Virginia, Inc. (copiers, laser printers, and supplies), Dollar Tree Stores, Inc. (retail), Lumber Liquidators, Inc. (hardwood flooring retailer), Norfolk Southern Corporation (transportation), and Mitsubishi Corporation (various manufacturing operations). The U.S. Navy’s Atlantic Fleet is headquartered at the Norfolk Naval Base, the largest Navy base in the world, and Portsmouth is the home of the Norfolk Naval Shipyard, the U.S. Navy’s largest ship repair yard, and the Portsmouth Naval Medical Center, the U.S. Navy’s largest hospital. Furthermore, the U.S. Army, U.S. Air Force, and U.S. Coast Guard each have a significant presence in Greater Hampton Roads with bases in the region.

Banking Service. Through its network of banking facilities, the Bank provides a wide range of commercial banking services to individuals and small to medium-sized businesses. The Bank conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the initiating of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers other related services, such as internet banking, trust, travelers’ checks, safe deposit, lock box, depositor transfer, customer note payment, collections, notary public, escrow, drive-in facility and other customary banking services.

Competition

The Bank encounters strong competition for its banking services within its primary market area. The Bank competes with large national and regional financial institutions, savings associations and other independent community banks, as well as credit unions, mutual funds and life insurance companies. The banking business in the Bank’s primary market area is highly competitive for both loans and deposits, and is dominated by a relatively small number of large banks with many offices operating over a wide geographic area. Among the advantages such large banks have over the Bank are their ability to offer banking products and services at large branch networks, to launch and finance wide-ranging advertising campaigns and, by virtue of their greater total capitalization, to have substantially higher lending limits than the Bank.

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

Employees

As of December 31, 2010, the Company had 191 full-time equivalent employees. Management of the Company considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and the Company has never experienced any strike or labor dispute.

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

Troubled Condition of the Bank

The Company received a letter from the Federal Reserve Bank of Richmond (the “Federal Reserve” or “FRB”) dated December 11, 2009 stating that the Bank is deemed to be in “troubled condition” within the meaning of federal statutes and regulations. As a result, the Parent and the Bank are subject to additional limitations and regulatory restrictions, including restrictions on future changes in senior executive management and directors, making “golden parachute” payments and incurring debt. Also as a result of the Bank’s troubled condition, each of the Parent and the Bank may not pay dividends to its shareholders (including payments by the Parent related to trust preferred securities), and may not purchase or redeem shares of its stock without prior approval of the FRB and the Commissioner of the Virginia State Corporation Commission – Bureau of Financial Institutions (“SCC”).

Written Agreement

Effective July 2, 2010, the Parent and the Bank entered into a written agreement with the FRB and the SCC (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Please see Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2010 for a copy of the Written Agreement.

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

In addition, the Bank has agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the FRB or the SCC absent prior board of directors approval in accordance with the restrictions in the Written Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the FRB and the SCC; (c) not accept any new brokered deposits; and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

Under the terms of the Written Agreement, both the Parent and the Bank have agreed to submit capital plans to maintain sufficient capital at the Parent, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Parent has agreed that it will not make any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Parent may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

The Company is also required to obtain prior approval for the appointment of new directors, the hiring or promotion of senior executive officers, and to comply with restrictions on “golden parachute” payments.

A Committee has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, strengthening lending policies and procedures, enhancing credit administration procedures, enhancing the Bank’s management of commercial real estate concentrations, improving liquidity, reducing the reliance on brokered deposits and improving capital. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $1 million. All written plans due under the Written Agreement have been timely submitted and are subject to regulatory review and approval.

Commonwealth Bankshares, Inc.

Bank Holding Company Act. In order to acquire the shares of the Bank and thereby become a bank holding company within the meaning of the Bank Holding Company Act, the Parent was required to obtain approval from, and register as a bank holding company with, the Federal Reserve, and it is subject to ongoing regulation, supervision and examination by the Federal Reserve. The Parent is required to file with the Federal Reserve periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the Bank Holding Company Act requires a bank holding company to obtain Federal Reserve approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5.0% of such shares, unless it already owns or controls a majority of such voting shares. Federal Reserve approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. Under the Bank Holding Company Act, the Federal Reserve may disapprove an application or approve an application subject to such conditions as it may deem advisable. Any acquisition by a bank holding company of more than 5.0% of the voting shares, or of all or substantially all of the assets, of a bank located in another state may not be approved by the Federal Reserve unless such acquisition is specifically authorized by the laws of that second state.

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

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under this “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may also determine that the bank holding company is engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank. A capital injection or other financial or managerial support may be required at times when the bank holding company does not have the resources to provide it. Such capital injections in the form of loans are also subordinate to deposits and to certain other indebtedness of its subsidiary banks. Additionally, the Written Agreement expressly requires the Parent’s Board of directors to fully utilize the Parent’s resources to serve as a source of strength for the Bank.

Our ability to redeem shares of Parent stock is limited under Federal Reserve regulations. A bank holding company may not, without providing prior notice to the Federal Reserve, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10.0% or more of the company’s consolidated net worth, unless it meets the requirements of a well capitalized and well managed organization. In February 2009, the Federal Reserve issued SR 09-4 which, among other things, requires all bank holding companies to consult with the Federal Reserve prior to redeeming stock without regard to the bank holding company’s capital status or regulations otherwise permitting redemptions without prior approval of the Federal Reserve. The Federal Reserve has not indicated whether SR 09-4 will be rescinded. Additionally, and as previously discussed, the Bank’s troubled condition and the Written Agreement require the Parent to obtain regulatory approval before purchasing or redeeming any shares of the Parent’s stock.

Dividend Restrictions. The ability of the Parent to pay dividends depends upon the amount of dividends declared by the Bank, and is subject to various laws and regulations, including requirements to maintain capital at or above regulatory minimums. Regulatory restrictions also exist with respect to the Bank’s ability to pay dividends. As noted above, due to the Bank’s troubled condition and the terms of the Written Agreement, the Company may not declare or pay dividends without prior regulatory approval. See Note 15 to Consolidated Financial Statements included as Exhibit 99.1 of this report.

Capital Requirements. Each of the FDIC and the FRB has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Under the risk-based capital requirements, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock, and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are Total Risk-Based Capital ratio (the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets), Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and the Leverage ratio (Tier 1 capital divided by adjusted average total assets). Under these regulations, a bank will be:

•

“well capitalized” if it has Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a Leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure,

•

“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater and a Leverage ratio of 4% or greater (or 3% in certain circumstances) and is not well capitalized,

•

“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a Leverage ratio of less than 4% (or 3% in certain circumstances),

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 risk-Based Capital ratio of less than 3%, or a Leverage ratio of less than 3%, or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

At December 31, 2010, the Total Risk Based Capital ratio of the Company was 6.78% and the ratio of the Bank was 6.88%. At December 31, 2010, the Tier 1 Risk Based Capital ratio was 4.21% for the Company and 5.53% for the Bank. At December 31, 2010, the Leverage ratio was 3.20% for the Company and 4.21% for the Bank. As of December 31, 2010, we believe the Company and the Bank were “undercapitalized.” As required by the Written Agreement, the Company timely communicated to the FRB the Bank’s change in capital status from “well capitalized” to “adequately capitalized” at September 30, 2010. The Company has submitted a capital plan to maintain sufficient capital at both the Company and the Bank, as required by the Written Agreement, and continues to work to increase capital so as to return to a “well capitalized” status.

The risk-based capital standards of each of the FDIC and the FRB explicitly identify concentrations of credit risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

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

When enacted in 2002, Section 404(b) of the Sarbanes-Oxley Act required public companies to include in their annual reports on From 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and required the company’s auditor to attest to and report on management’s assessment. From 2002 through 2010, the SEC had delayed implementation of Section 404(b) of the Sarbanes-Oxley Act for public companies with a public float below $75 million (i.e. companies that are smaller reporting companies or non-accelerated filers). In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) permanently exempted smaller reporting companies and non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act, and the SEC made conforming amendments to certain of its rules and forms in September 2010.

Emergency Economic Stabilization Act of 2008. In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”), was enacted on October 3, 2008. The EESA authorizes the U.S. Treasury (“Treasury”), to provide up to $700 billion in funding to stabilize and provide liquidity to the financial markets. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, the Treasury allocated $250 billion to the TARP Capital Purchase Program described below. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. On February 17, 2009, the American Recovery and Reinvestment of 2009 (“ARRA”), was enacted which amended, in certain respects, the EESA and provided an additional $787 billion in economic stimulus funding.

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

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Pursuant to the EESA, the maximum deposit insurance amount that was increased from $100,000 to $250,000 per depositor, was made permanent by the Dodd-Frank act (as discussed in more detail below.) The legislation did not change coverage for retirement accounts, which continues to be $250,000.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform 3 basis point increase in assessment rates effective on January 1, 2011. Under the rule, an institution could apply to the FDIC for an exemption from all or part of the prepayment requirement. The Bank applied for and received a full exemption from the prepayment assessment, which would have required a payment to the FDIC of approximately $10.0 million in December 2009. Having been granted the exemption, the Bank will continue to pay its FDIC insurance premiums on a quarterly basis.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In February 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent.

FDIC insurance expense totaled $3.4 million, $1.9 million and $408.5 thousand in 2010, 2009 and 2008, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

FDIRA also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 2006. Subject to certain limitations with respect to institutions that are exhibiting weakness, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was approximately $125,000. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

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

In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC in October 2008 as an initiative to counter the system-wide liquidity crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for certain non-interest bearing transaction deposit accounts (as defined in the regulation) held at participating FDIC insured institutions through December 31, 2010 (extended from June 30, 2010, subject to an opt-out provision, by subsequent amendment). The Company elected to participate in both guarantee programs and did not opt out of the six-month extension of the transaction account guarantee program. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six-month extension period in 2010, the fee assessment increases to between 15 basis points and 25 basis points per quarter depending on the institution’s Risk Category of the risk-based premium system. The Company did not issue any senior unsecured debt under the TLG Program. The Company did, however, have non-interest bearing transaction deposit accounts insured under the TLG Program and incurred related assessment charges from November 2008 until the program’s conclusion on December 31, 2010.

In November 2010 and January 2011, the FDIC issued final rules to implement provisions of the Dodd-Frank Act and other federal legislation that provide for temporary unlimited coverage for noninterest-bearing accounts, which includes Interest on Lawyers Trust Accounts (or “IOLTAs”) but excludes negotiable order of withdraw consumer checking accounts (or “NOW Accounts”). The separate coverage for noninterest-bearing accounts became effective on December 31, 2010 and terminates on December 31, 2012. The extended program is not optional and will no longer be funded by separate premiums.

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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are assessed based on 12 factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Following the Bank’s most recent scheduled compliance examination, it received a CRA performance evaluation of “satisfactory.”

Federal Home Loan Bank of Atlanta. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB of Atlanta. In 2004, the FHLB converted to its new capital structure, which established the minimum capital stock requirement for member banks as an amount equal to the sum of a membership requirement and an activity-based requirement. At December 31, 2010, the Bank held $6.3 million of FHLB of Atlanta stock.

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

Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically under capitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2010, the Bank was considered “undercapitalized.”

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

Regulatory Reform and the Dodd-Frank Act. On November 17, 2009, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) adopted a final ruling regarding Regulation E, otherwise known as the Electronic Fund Transfer Act. This ruling limits our ability to assess fees for overdrafts on ATM or one-time debit transactions without receiving prior consent from our customers who have opted-in to our overdraft service. This act became effective July 1, 2010 and we have taken steps to be in compliance with these regulations.

On July 21, 2010, the President signed the Dodd-Frank Act into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant future rule-making to implement the Dodd-Frank Act. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the legislation on us cannot yet be determined, the legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business. The Dodd-Frank Act includes provisions that, among other things:

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor applicable to the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•

Make permanent the $250,000 limit on deposits for federal deposit insurance, and provide unlimited federal deposit insurance through December 31, 2012, for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Centralize significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Parent by the Federal Reserve and to the Bank by the FDIC.

•	Require the federal bank regulators to seek to make their capital requirements for financial institutions counter-cyclical.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by stockholders, that apply to all public companies, not just financial institutions.

•

Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Basel III Capital Framework. In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

Federal Deposit Insurance Corporation Improvement Act. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) became effective July 2, 1993. FDICIA requires insured institutions with $1 billion or more in total assets at the beginning of their fiscal year to submit independently audited annual reports to the FDIC and the appropriate agency.

These publicly available reports must include: (a) annual financial statements prepared in accordance with accounting principles generally accepted in the United States and such other disclosure requirements as required by the FDIC or the appropriate agency, and (b) a management report signed by the Chief Executive Officer and the Chief Financial Officer or Chief Accounting Officer of the institution that contains a statement of management’s responsibilities for: (i) preparing the annual financial statements; (ii) establishing and maintaining an adequate internal control structure and procedures for financial reporting; and (iii) complying with the laws and regulations designated by the FDIC relating to safety and soundness, and an assessment of: (aa) the effectiveness of the system of internal control and procedures for financial reporting as of the end of the fiscal year, and (bb) the institution’s compliance during the fiscal year with applicable laws and regulations designated by the FDIC relating to safety and soundness.

With respect to any internal control report, the institution’s independent public accountants must attest to, and report separately on, certain assertions of the institution’s management contained in such report. Any attestation by the independent accountant is to be made in accordance with auditing standards generally accepted in the United States for attestation engagements.

Incentive Compensation. In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC issued comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

Interagency Appraisal and Evaluation Guidelines. In December 2010, the Federal Reserve, the OCC and the FDIC, jointly with other federal regulatory agencies, issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updates guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. The guidance incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. The guidance also requires institutions to use strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.

Future Regulation. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Parent or the Bank, or any of its subsidiaries, could have a material effect on the business of the Company.

Item 1A. Risk Factors

Like other bank holding companies, we are subject to a number of risks, many of which are outside of our control. A number of these risks have been identified below. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition, results of operations and prospects and the market price of our common stock could be harmed. These risks are not the only ones that we may face. Other risks of which we are not aware, including those which relate to the banking and financial services industry in general or to us in particular, or those which we do not currently believe are material, may harm our future business, financial condition, results of operations and prospects or the price of our common stock. Readers should consider carefully the following important factors, in conjunction with the other information in this Annual Report on Form 10-K including our consolidated financial statements and related notes, in evaluating us, our business and an investment in our securities. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Forward-Looking Statements and Factors that Could Affect Future Results).

There is substantial doubt about our ability to continue as a going concern, which may affect our business relationships.

In its report dated April 14, 2011, our independent registered public accounting firm stated that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is in substantial doubt primarily due to the Company’s 2010 financial results, the substantial uncertainty throughout the U.S. banking industry, the Written Agreement the Company and the Bank have entered into and the Bank’s “undercapitalized” status. Such concerns about our financial condition could impact our business relationships with our customers, clients and counterparties, which in turn could have a material adverse effect on our business, financial condition, results of operations and prospects and the market price of our common stock. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the Written Agreement, or if its condition continues to deteriorate.

As noted above, the Written Agreement requires the Bank to create and implement a capital plan to maintain sufficient capital and to comply with various other requirements. In addition, the condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources. Should the Bank fail to comply with the Written Agreement’s capital and other requirements, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the Federal Reserve, with the FDIC appointed as conservator or receiver. If these events occur, the Company would probably suffer a complete loss of the value of its ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC and the Federal Reserve.

We may incur significant credit losses, particularly in light of current market conditions.

We take on credit risk by virtue of making loans and extending loan commitments and letters of credit. Our credit standards, procedures and policies may not prevent us from incurring substantial credit losses, particularly in light of market developments in recent years. Over the past three years, we have experienced deterioration in credit quality, particularly in certain real estate development loans, due, in part, to the impact resulting from the downturn in the prevailing economic, real estate and credit markets. This deterioration resulted in higher levels of non-performing assets, including other real estate owned and internally risk classified loans, thereby increasing our provision for loan losses and decreasing our operating income in 2008, 2009 and 2010. As of December 31, 2010, we had total non-performing assets of approximately $162.6 million, compared with approximately $89.0 million as of December 31, 2009 and approximately $52.0 million as of December 31, 2008. Our provision for loan losses was $52.5 million and $53.9 million for the years ended December 31, 2010 and 2009, respectively, which contributed to a net loss of $51.8 million and $25.8 million for these same periods. Given the current economic conditions and trends, as well as trends in asset quality, management believes we may continue to experience credit deterioration and higher levels of non-performing loans in the near-term, which could have a material adverse impact on our business, financial condition, results of operations and prospects or the price of our common stock, and also may impact our ability to continue as a going concern.

We incurred significant losses in 2010 and may continue do so in the future and we can make no assurances as to when we will be profitable.

The Company reported a net loss for 2010 of approximately $51.8 million, primarily a result of a provision for loan losses of $52.5 million and the establishment of a valuation allowance of $23.6 million for net deferred tax assets. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs in 2011, which could have a material adverse impact on our business, financial condition, results of operations and prospects or the price of our common stock, and also may impact our ability to continue as a going concern.

We have entered into a Written Agreement with the Federal Reserve and the SCC that places significant restrictions on our operations and requires us to dedicate significant resources to complying with the agreement. The cost of compliance, as well as any failure to comply, with the Written Agreement may have a material adverse effect on us.

As the result of the Written Agreement with the Federal Reserve and the SCC, the Company and the Bank are required to address certain conditions and achieve certain financial ratios (see Item. 1. Business (Regulation and Supervision-Written Agreement)). Although the Company expects to fully address each of these matters, no assurances can be given as to when, or if, the actions of management will be successful in complying with the terms of the Written Agreement. In addition, efforts at compliance will require substantial resources and will divert management attention and capital away from other matters.

If we are unable to comply with the terms of the Written Agreement with the Federal Reserve and SCC, then we could become subject to additional supervisory actions and orders, including cease and desist orders, prompt corrective action and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from the Federal Reserve and the SCC, which could include further restrictions on the Company’s business, assessment of civil money penalties on the Company, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of the Company. The terms of any such supervisory action or order and the consequences associated with any failure to comply therewith could have a material negative effect on our business, financial condition, results of operations and prospects or the price of our common stock, and also may impact our ability to continue as a going concern.

The Bank is deemed to be in “troubled condition” within the meaning of federal statutes and regulations.

The Bank is deemed to be in “troubled condition” within the meaning of federal statutes and regulations. As a result, certain additional limitations and regulatory requirements apply to the Parent and the Bank with respect to, among other things, future changes in senior executive management and directors, the payment of, or the agreement to pay, certain severance payments to officers, directors and employees and incurring debt. Also as a result of being deemed to be in troubled condition, each of the Parent and the Bank may not pay dividends to its shareholders (including payments by the Parent related to trust preferred securities), and may not purchase or redeem its stock without prior approval of the Federal Reserve and the SCC.

A continuation or further deterioration of the current economic environment could adversely impact our financial condition and results of operations.

A continuation of the recent distress in significant portions of the national and local economy and global financial markets, particularly if it worsens, could impact the Company’s performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and customers. Dramatic declines in the housing market in the past three years have resulted in significant write-downs of asset values by financial institutions, including by us. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit and a reduction of business activity. It is not clear at this time what impact existing or future liquidity and funding initiatives of the U.S. Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry. The limited credit availability, recessed economic conditions and reduced demand for loan products currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including a potential material adverse effect on the Company.

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

We may face substantial potential liability and significant regulatory action, including in connection with investigations being conducted by a federal grand jury and the SEC, which could have material adverse financial consequences or cause significant reputational harm to us.

We face significant legal and regulatory risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against us and other financial institutions remain high and are increasing. Increased litigation costs, substantial legal liability or significant regulatory action against us, including regulatory action against us due to certain bank examination results, could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously impact our business prospects.

As further described in Item 3. “Legal Proceedings,” a federal grand jury is investigating the Bank and certain former and current officers and directors, and the SEC is investigating the Company and certain of its practices. These investigations, with which we are cooperating fully, may result in a diversion of management’s attention and our resources, including costs attributable to legal fees. Although the current status of the investigations prevents us from predicting when or how these investigations will be resolved, our business, financial condition and results of operations could be materially and adversely affected.

Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is harmed or there is speculation as to whether we will be able to continue as a going concern.

Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged or there is speculation as to whether we will be able to continue as a going concern. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements, including compliance with the Written Agreement, maintenance of adequate capital levels and ongoing governmental investigations. Damage to our reputation could give rise to legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

For example, as referenced above and as more fully discussed in Item 3. “Legal Proceedings,” a federal grand jury is investigating the Bank and certain former and current officers and directors, and the SEC is investigating the Company and certain of its practices. Although the current status of the investigations prevents us from predicting when or how these investigations will be resolved, these investigations and their outcomes could damage our reputation and adversely effect our business.

We need to raise additional capital that may not be available to us.

Regulatory authorities require us to maintain certain levels of capital to support our operations. The Bank’s total regulatory capital at December 31, 2010, was $27.6 million below the level required to be considered “well-capitalized” on a consolidated basis under the regulations of the Federal Reserve. As described above, the Company and the Bank are “undercapitalized” and have an immediate need to raise capital. Additionally, the Written Agreement required the Parent and the Bank to submit a capital plan to the Federal Reserve and the SCC; the capital plan that the Company submitted to the Federal Reserve and the SCC requires the Company to raise additional capital to improve the Company’s and the Bank’s capitalization. Even if we succeed in raising the capital, we may need to raise additional capital in the future due to additional losses or regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face additional regulatory action that could further limit our future operations. In addition, if we issue additional equity capital, it may be at a price lower than the then-current market price or book value and, in all cases, our existing shareholders’ interest would be diluted.

The Federal Reserve has required us to commit capital resources to support our bank subsidiary, which may adversely impact our financial condition.

As a matter of policy, the Federal Reserve, which examines us and our subsidiaries, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such a subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

In the Written Agreement between the Company, the Federal Reserve and the SCC, the Parent is required to utilize all available resources to act as a source of strength for the Bank. The Parent may be required to commit significant resources to the Bank, which may adversely impact the Parent’s business, financial condition, results of operations and prospects or the price of its common stock, and also may impact its ability to continue as a going concern.

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline.

We believe the Company and the Bank to be “undercapitalized” under the regulatory framework, as of December 31, 2010. The additional regulatory restrictions resulting from the decline in our capital category, or any further decline, could have a material adverse effect on our business, financial condition, results of operations and prospects or the price of our common stock, and also may impact our ability to continue as a going concern.

When a state member bank is classified as “undercapitalized,” that bank is required to submit a capital restoration plan to the Federal Reserve. Pursuant to FDICIA, an “undercapitalized bank” is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for the bank. Furthermore, if a bank is classified as “significantly undercapitalized” or “critically undercapitalized,” the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities, and restrictions on compensation paid to executive officers. If a bank is classified as “critically undercapitalized,” FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the Federal Reserve determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

Our management has identified material weaknesses in our internal control over financial reporting, which if not properly remediated could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition, results of operations and prospects or the price of our common stock.

As further described in “Item 9A. Controls and Procedures,” our management has identified certain deficiencies in our internal control over financial reporting and have concluded that these control deficiencies constitute material weaknesses in internal controls over financial reporting at December 31, 2010. A “material weakness,” as defined in the standards established by the Public Company Accounting Oversight Board (“PCAOB”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we are in the process of implementing and have already implemented certain initiatives aimed at addressing these significant deficiencies, these initiatives may not remediate the material weaknesses. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to the reporting obligations we will have as a public company, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, it could cause our investors to lose confidence in the financial information we report, which could adversely affect the price of our common stock.

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

Our ability to access sufficient liquidity could have a negative impact on our financial condition.

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

Liquidity is derived primarily from retail and commercial deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates. Our ability to access financing could have an adverse effect on our financial condition. See the next two risk factors for further discussion of restrictions on our ability to access funding sources.

Current and future restrictions on brokered deposits and the conduct of our business could adversely impact our ability to attract deposits or otherwise impact our liquidity and profitability.

As of December 31, 2010, the Bank is classified as “undercapitalized” and is no longer considered “well-capitalized” under banking regulations. As an undercapitalized bank, federal banking regulations prohibit us from originating, renewing or rolling over brokered deposits and also restrict the interest rates that we can offer on our deposits. If we return to “adequately capitalized” status, we will still be unable to originate, renew or roll over brokered deposits unless we obtain a waiver from the FDIC. The inability to originate, renew or roll over these deposits may adversely affect our liquidity position. For a discussion of our liquidity position, see “Capital Resources” and “Liquidity” in our Management’s Discussion and Analysis of Results of Operations and Financial Condition.

In addition to the prohibition on originating and renewing brokered deposits, as an “undercapitalized” bank we are also prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity. The restrictions on the rates we are able to pay on deposit accounts could negatively impact our ability to compete for deposits in our market area, and our liquidity and financial performance could be adversely affected.

Our ability to borrow from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank could be restricted.

Because we are no longer considered well-capitalized, our ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowing. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. Because borrowings from the FHLB and Federal Reserve have historically represented our primary source of debt financing, restrictions on our borrowing capacity from the FHLB or Federal Reserve could adversely affect our access to debt financing and adversely affect our liquidity and financial performance.

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

Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are experiencing serious difficulties due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. It is expected that the business environment will continue to stagnate or deteriorate for the foreseeable future. There can be no assurance when these conditions will improve. The resulting economic pressure on consumers and lack of confidence in the financial market could adversely affect our business, financial condition and results of operations.

Dramatic declines in the housing market with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions, including government sponsored entities. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

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

Our current market areas are the South Hampton Roads portion of Virginia, which includes the cities of Norfolk, Chesapeake, Virginia Beach, Portsmouth and Suffolk and the Northeastern portion of North Carolina, which includes the Outer Banks. In the event of an economic downturn in these markets, the lack of geographic diversification could adversely affect the banking business and, consequently, our results of operations and financial condition. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio, loan and deposit pricing and the performance of our mortgage banking and title insurance subsidiaries. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions, the demand for banking products and services generally and the repayment ability of our borrowers, which could negatively affect our business, financial condition, results of operations and prospects or the price of our common stock, and also may impact our ability to continue as a going concern.

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

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

Our concentration of real estate loans subjects us to increased risks in the event real estate values continue to decline due to the economic recession, a further deterioration in the real estate markets or other causes.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. The current economic recession, deterioration in the real estate markets and increasing delinquencies and foreclosures have had an adverse effect on the collateral value for many of our loans and on the repayment ability of many of our borrowers. The continuation or further deterioration of these factors, including increasing foreclosures and unemployment, will continue to have the same or similar adverse effects. In addition, these factors could reduce the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our interest income and results of operations. A continued decline in real estate values could also lead to higher charge-offs in the event of defaults in our real estate loan portfolio. Similarly, the occurrence of a natural or manmade disaster in our market areas could impair the value of the collateral we hold for real estate secured loans. Any one or a combination of the factors identified above could negatively impact our business, financial condition, results of operations and prospects or the price of our common stock, and also may impact our ability to continue as a going concern.

We have a concentration of credit exposure in commercial real estate.

At December 31, 2010, we had approximately $635.7 million in loans to borrowers in the commercial real estate industry, representing approximately 55.1% of our total loans outstanding as of that date. The real estate consists primarily of hotel/motel, condo conversion/construction and other commercial properties. These types of loans are generally viewed as having more risk of default than residential loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have increased 11.9% since December 31, 2008. Banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe at the time, is a reasonable estimate of known and inherent losses in our loan portfolio. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, loan performance measures and trends (such as delinquencies and charge-offs), the collateral supporting the loans, the economic environment and other credit quality indicators, both internal and external, that may affect the quality and future loss experience of the credit portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and future losses may exceed our current estimates. Estimating loan loss allowances is more difficult for unseasoned loan portfolios, and because portions of our loan portfolio are unseasoned our allowance for loan losses may be more susceptible to changes in estimates and to losses exceeding estimates than more seasoned loan portfolios.

We cannot fully predict future losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of possible further deterioration in asset quality, which may affect our short-term earnings.

Federal and state regulators periodically review our allowance for loan losses and our methodology for determining our allowance, and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management, or may require us to modify our methodology for determining our allowance. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

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

A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, including by increasing the costs associated with our regulatory examinations and compliance measures. However, it is too early for us to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

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

The Company, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will continue to be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See “Regulation and Supervision” for more information about applicable banking laws and regulations.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Parent’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results or operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other entities that investors deem comparable to the Company.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Company and/or its competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

We have recently had significant turnover in our senior management team and this turnover could negatively impact our future results of operations; we depend on our ability to attract and retain key personnel.

Our success depends substantially on the skill and abilities of our executive officers and senior officers. The recent loss of key personnel has disrupted our operations. During the fourth quarter of 2010, the Chief Executive Officer and President of the Company, and an Executive Vice President and Senior Loan Officer departed the Company. An interim President has been appointed until a permanent replacement is named. In addition, several Senior Loan Officers have been hired in the first quarter of 2011. We cannot assure you that this new management team will be successful in executing our strategy and improving our current results of operations.

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

2261 Upton Drive, Virginia Beach, Virginia (land leased, building owned)

221 Western Avenue, Suffolk, Virginia (leased)

8468 Caratoke Highway, Powells Point, North Carolina (leased)

26006 NC Highway 12, St. Waves Plaza Unit 1, Waves, North Carolina (leased)

562 Caratoke Highway, Moyock, North Carolina (leased/own 50% of the entity the office is leased from)

3732 North Croatan Highway, Kitty Hawk, North Carolina (leased/own 81% of the entity the office is leased from)

Mortgage Lending Offices

6558 Main Street, Suite 1, Gloucester, Virginia (leased)

3720 Virginia Beach Boulevard, Virginia Beach, Virginia (leased)

Title Offices

2484 Pruden Boulevard, Suite B, Suffolk, Virginia (leased)

Investment Offices

The investment company’s offices are located within the banking offices.

All leases are under long-term non-cancelable operating lease agreements with renewal options, at total annual rentals of approximately $1.9 million as of December 31, 2010. See Item 13. Certain Relationships and Related Transactions, and Director Independence (Business Relationships and Transactions with Management) of this Form 10-K for more information on the Company’s related party leases.

Item 3. Legal Proceedings

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings other than those arising in the ordinary course of business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

A federal grand jury is investigating the Bank and certain former and current officers and directors regarding lending and reporting practices of the Bank and the manner in which certain loans and loan renewals were considered and approved. In addition, the grand jury is investigating the personal interests of several of these individuals involving certain Bank transactions. The Company and the Bank are fully cooperating in the investigation as are its directors and officers. To the extent that the investigation relates to non-performing loans, the Company believes that the Bank has established sufficient reserves for any potential losses.

In addition, the SEC is conducting an investigation pertaining to the Company and its practices with respect to disclosure, books and records, internal accounting controls and other matters. The Company and the Bank are fully cooperating in the investigation. The Company has implemented various changes to its internal controls with respect to matters related to the investigation and is in the process of evaluating and implementing additional changes. For further discussion of the Company’s disclosure controls and internal control over financial reporting, please see Item 9A. “Controls and Procedures.”

Because of the current status of these investigations, the Company cannot predict when or how the investigations will be resolved, or the effect of these investigations on the Company or its subsidiaries, including the Bank.

Item 4. Removed and Reserved

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company’s common stock trades on the NASDAQ Global Select Market under the symbol CWBS. Set forth below is high and low quarterly sales prices for the common stock and dividends declared for each quarter during 2010 and 2009.

Common Stock Performance

	Common Stock Prices				Dividends Declared
	2010		2009
	High	Low	High	Low	2010	2009

First Quarter	$5.09	$1.68	$7.35	$3.70	$—	$0.0800
Second Quarter	$5.41	$2.50	$5.75	$3.83	$—	$0.0200
Third Quarter	$2.74	$1.50	$7.94	$4.06	$—	$—
Fourth Quarter	$2.90	$0.66	$5.34	$1.38	$—	$—

Stock Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2010, in stock price appreciation and dividends for the Company’s common stock, the Standard & Poor’s 500 Stock Index (“S & P 500”) and the Keefe, Bruyette & Woods 50 Total Return Index (“KBW 50”), and the SNL Securities index including banks between $1 billion and $5 billion in total assets (“SNL $1B-$5B Bank Index”). Management added the SNL $1B - $5B Bank Index to the stock performance graph to provide additional context for the Company’s stock price performance and a direct comparison between the Company’s stock price performance to an index of similarly-sized and larger financial institutions. Returns assume an initial investment of $100 at the market close on December 31, 2005 and reinvestment of dividends. The KBW 50 is a published industry index providing a market capitalization weighted measure of the total return of 50 money center and major regional U.S. banking companies. Values as of each year end of the $100 initial investment are shown in the table and graph below.

Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Commonwealth Bankshares, Inc.	$100	$111	$72	$32	$9	$5
KBW 50	100	119	93	49	48	59
S & P 500	100	116	122	77	97	112
SNL $1B-$5B Bank Index	100	116	84	70	50	57

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

Holders of Record. The Company had 6,897,026 shares of common stock outstanding as of March 25, 2011, held by approximately 588 stockholders of record.

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

Dividend Information. The ability of the Company to pay dividends depends upon the amount of dividends declared by the Bank, which is limited by regulatory restrictions on the Bank’s ability to pay dividends. The Company has historically paid a quarterly dividend, which was suspended beginning with the Company’s third quarter of 2009. Currently, the Bank is deemed to be in troubled condition within the meaning of federal statutes and regulations, and each of the Parent and the Bank may not pay dividends to its shareholders (including payments by the Parent related to trust preferred securities). The Written Agreement also restricts the Parent and the Bank from paying dividends without prior regulatory approval. See Item 1. Business (Regulation and Supervision–Troubled Condition of the Bank and –Written Agreement) and Note 15 to Consolidated Financial Statements included as Exhibit 99.1 of this report.

Purchases of Equity Securities by the Issuer

We announced an open ended program in May 2007 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During 2010 and 2009, the Company did not repurchase any of its own common stock. During 2008, we repurchased a total of 141,326 shares of our common stock at an average price of $14.53 per share. We did not repurchase any shares of common stock in 2008 other than through this publicly announced plan. The program was terminated during the second quarter of 2010.

Additionally, the Bank’s troubled condition and the Written Agreement require the Parent to obtain regulatory approval before purchasing or redeeming any shares of the Parent’s stock. See Item 1. Business (Regulation and Supervision–Troubled Condition of the Bank and –Written Agreement) and Note 16 to Consolidated Financial Statements included as Exhibit 99.1 of this report.

Item 6. Selected Financial Data

(in thousands, except per share data)	Years Ended December 31,
	2010	2009	2008	2007	2006
Operating Results:
Interest and dividend income	$62,583	$65,968	$63,321	$62,083	$52,916
Interest expense	28,809	29,799	29,563	28,184	22,797

Net interest income	33,774	36,169	33,758	33,899	30,119
Provision for loan losses	52,513	53,925	23,972	1,645	2,690
Noninterest income	2,154	3,043	4,767	5,181	5,059
Noninterest expense	26,792	24,627	20,260	20,329	16,967

(Loss) income before income taxes and noncontrolling interest	(43,377)	(39,340)	(5,707)	17,106	15,521
Income tax expense (benefit)	8,458	(13,596)	(1,933)	5,927	5,405

(Loss) income before noncontrolling interest	(51,835)	(25,744)	(3,774)	11,179	10,116
Noncontrolling interest in subsidiaries	(11)	(37)	35	(12)	(24)

Net (loss) income	$(51,846)	$(25,781)	$(3,739)	$11,167	$10,092

Per Share Data**:
Basic (loss) earnings	$(7.52)	$(3.75)	$(0.54)	$1.62	$1.86
Diluted (loss) earnings	$(7.52)	$(3.75)	$(0.54)	$1.60	$1.70
Book value	$4.07	$11.62	$15.53	$16.40	$15.08
Cash dividends	$—	$0.10	$0.32	$0.28	$0.1991
Closing stock price	$1.35	$1.70	$7.17	$15.91	$25.00
Basic weighted average shares outstanding	6,891,185	6,879,923	6,881,871	6,886,621	5,440,303
Diluted weighted average shares outstanding	6,891,185	6,879,923	6,906,474	6,973,570	5,999,436
Shares outstanding at year-end	6,897,084	6,888,451	6,851,417	6,915,587	6,844,975

Year-End Balance:
Assets	$1,097,486	$1,276,503	$1,085,294	$843,138	$715,205
Federal funds sold	8	2,103	550	158	2,031
Loans *	950,432	1,031,885	1,023,068	786,987	669,541
Investment securities	9,337	5,755	7,053	7,375	7,676
Equity securities	8,757	9,508	10,959	8,759	7,185
Deposits	960,234	1,080,896	763,006	572,296	487,175
Stockholders’ equity	28,063	80,038	106,372	113,414	103,225

Average Balance:
Assets	$1,220,865	$1,138,260	$956,869	$773,756	$643,042
Federal funds sold	674	2,179	504	1,058	1,778
Loans *	988,142	1,053,431	894,823	724,468	603,133
Loans held for sale	4,565	—	—	—	—
Investment securities	6,606	5,749	7,402	7,298	8,525
Equity securities	9,264	9,486	9,527	7,893	6,599
Deposits	1,031,962	891,624	670,658	528,548	451,561
Stockholders’ equity	75,717	100,212	113,195	108,075	73,546

Ratios:
Return on average assets	(4.25%)	(2.26%)	(0.39%)	1.44%	1.57%
Return on average stockholders’ equity	(68.47%)	(25.73%)	(3.30%)	10.33%	13.72%
Dividend payout ratio ***	N/M	N/M	N/M	17.27%	10.31%
Year-end stockholders’ equity to total assets	2.56%	6.27%	9.80%	13.45%	14.43%
Loan loss allowance to year-end loans *	8.32%	4.44%	3.04%	1.20%	1.22%
Net interest margin (tax equivalent basis)	2.88%	3.30%	3.69%	4.57%	4.86%
Efficiency ratio (tax equivalent basis)	74.54%	62.76%	52.66%	51.96%	48.16%

*	Net of unearned income and unaccreted discount, excluding loans held for sale.
**	All share and per share amounts have been restated for all periods presented to reflect the eleven-for-ten stock split distributed on June 30, 2006 and the eleven-for-ten stock split distributed on December 29, 2006.
***	N/M – not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary provides an overview of the Company’s financial condition as of December 31, 2010 and 2009 and changes in financial condition and results of operations for the years 2008 through 2010. This section of the Form 10-K should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included as Exhibit 99.1 of this Form 10-K.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of adequacy of the allowance for loan losses, future provisions for loan losses, charge-offs, non-performing assets, revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to the Written Agreement, regulatory and/or legal matters, the current federal grand jury and SEC investigations, products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the “Risk Factors” section in the 2010 Form 10-K. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	The ability or inability of the Company and the Bank to implement a satisfactory capital plan and to otherwise comply with the terms of the Written Agreement.

•	The ability or inability of the Company and the Bank to meet the standards necessary to return to a “well-capitalized” status.

•	The effect of restrictions on the use of brokered loans and interest rates paid on deposits on the attraction and retention of deposits at cost-effective pricing.

•	Inaccuracies in management’s estimate of the adequacy of the allowance for loan losses.

•	Non-realization of current valuations of other real estate owned.

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•

The costs and effects of legal and regulatory developments including the results of regulatory examinations or reviews, and the resolution of legal proceedings or regulatory or other governmental inquires, including but not limited to the current federal grand jury and SEC investigations.

•	Volatility and disruption in national and international financial markets.

•	The effect of ongoing publicity regarding the financial position of the Company and the Bank.

•	Government intervention in the U.S. financial system.

•	Changes in the level of non-performing assets and charge-offs.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•

The ability or inability of the Company to remediate the current material weaknesses in its internal control over financial reporting, and maintain effective internal control over financial reporting and disclosure controls and procedures.

•	The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve.

•	Inflation, interest rate, securities market and monetary fluctuations.

•	Political instability.

•	Acts of God or of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowing, repayment and savings habits.

•	Changes in the financial performance and/or condition of the Company’s borrowers.

•	Technological changes.

•	The ability to maintain market share and control expenses.

•	Changes in the competitive environment among bank holding companies and other financial service providers.

•

The effect of the Dodd-Frank Act and other changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and the Bank must comply.

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization or compensation and benefit plans.

•	Greater than expected costs or difficulties related to the integration of new products and lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

For a further discussion of certain risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the “Risk Factors” section in the 2010 Form 10-K.

•	There is substantial doubt about our ability to continue as a going concern, which may affect our business relationships.

•	The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the Written Agreement, or if its condition continues to deteriorate.

•	We may incur significant credit losses, particularly in light of current market conditions.

•	We incurred significant losses in 2010 and may continue do so in the future and we can make no assurances as to when we will be profitable.

•

We have entered into a Written Agreement with the Federal Reserve and the SCC that places significant restrictions on our operations and requires us to dedicate significant resources to complying with the agreement. The cost of compliance, as well as any failure to comply, with the Written Agreement may have a material adverse effect on us.

•	The Bank is deemed to be in “troubled condition” within the meaning of federal statutes and regulations.

•	A continuation or further deterioration of the current economic environment could adversely impact our financial condition and results of operations.

•	We may incur losses if we are unable to successfully manage interest rate risk.

•

We may face substantial potential liability and significant regulatory action, including in connection with investigations being conducted by a federal grand jury and the SEC, which could have material adverse financial consequences or cause significant reputational harm to us.

•

Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is harmed or there is speculation as to whether we will be able to continue as a going concern.

•	We need to raise additional capital that may not be available to us.

•	The Federal Reserve has required us to commit capital resources to support our bank subsidiary, which may adversely impact our financial condition.

•	We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline.

•

Our management has identified material weaknesses in our internal control over financial reporting, which if not properly remediated could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition, results of operations and prospects or the price of our common stock.

•	The Company’s controls and procedures may fail or be circumvented.

•	Our ability to access sufficient liquidity could have a negative impact on our financial condition.

•	Current and future restrictions on brokered deposits and the conduct of our business could adversely impact our ability to attract deposits or otherwise impact our liquidity and profitability.

•	Our ability to borrow from the Federal Reserve Bank Discount Window and the Federal Home Loan Bank could be restricted.

•	General business and economic conditions may significantly affect our earnings.

•	We may be adversely affected by economic conditions in our market area.

•	Our small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

•

Our concentration of real estate loans subjects us to increased risks in the event real estate values continue to decline due to the economic recession, a further deterioration in the real estate markets or other causes.

•	We have a concentration of credit exposure in commercial real estate.

•	If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act could increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.

•	Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

•	We may not be able to manage risks inherent in our business, particularly given the recent turbulent and dynamic market conditions.

•	A failure of the technology we use could harm our business and our information systems may experience a breach in security.

•	An extended disruption of vital infrastructure and other business interruptions could negatively impact our business.

•	The Parent’s stock price can be volatile.

•	The trading volume in the Parent’s common stock is less than that of other financial services companies.

•	An investment in the Parent’s common stock is not an insured deposit.

•	Consumers may decide not to use banks to complete their financial transactions.

•	We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events. In addition, as evidenced by a major increase in our loan losses, a continuation of the recent distress in significant portions of the national and local economy and global financial markets, particularly if it worsens, could continue to negatively impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past three years have resulted in significant write-downs of asset values by financial institutions in the United States, including by us. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit and a reduction of business activity. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive landscape.

Results of Operations and Financial Condition of Commonwealth Bankshares, Inc. and Subsidiaries

Overview

Throughout 2010, difficult economic conditions continued to have a negative impact on businesses and consumers in our market area. This economic environment has continued to negatively impact our loan portfolio, in particular commercial relationships secured by real estate. The financial weakening within the commercial real estate sector that resulted in significant deterioration in the credit quality of our loan portfolio over the past three years continued throughout 2010, which is reflected by increases in non-performing and internally risk classified loans and other real estate owned. In response to the prolonged economic downturn and continued economic uncertainties, management and the Board provided $52.5 million to the Bank’s allowance for loan losses during the year ended December 31, 2010, which was in addition to the $53.9 million provided in 2009. Although the provision for loan losses was $1.4 million lower in 2010 as compared with 2009, it is still reflective of the continued deterioration in the credit quality of our loan portfolio. Addressing these troubled credits aggressively and conservatively has always been, and will continue to be, a top priority. At the same time, we have not lost sight of our fundamental belief in standing by our clients and our communities. Today’s environment requires stringent measures. We are committed to taking the actions necessary to withstand this difficult economic phase.

For the year ended December 31, 2010, the Company reported a loss of $51.8 million, representing an increase in net loss of 101.1% from the $25.8 million loss reported for the comparable period in 2009. The net loss in 2009 represented a 589.5% increase in net loss from the $3.7 million loss reported for the year ended December 31, 2008. The results from operation of both 2010 and 2009 were negatively impacted by the significant provision provided for loan losses in those years. In addition, during the fourth quarter of 2010, the Company established a valuation allowance for its deferred tax asset of $23.6 million, all of which was reported as income tax expense during the fourth quarter of 2010. On a per share basis, diluted loss per share increased 100.5% to a loss of $7.52 per share for the year ended December 31, 2010 as compared with a loss of $3.75 per share for the year ended December 31, 2009. The 2009 diluted loss per share was $3.21 higher or 594.4% from the loss of $0.54 per share for 2008. Book value per share for 2010, 2009 and 2008 was $4.07, $11.62 and $15.53, respectively. There were no dividends paid to shareholders in 2010. In 2009, total dividends paid to shareholders equaled $0.10 per share, a decrease of 68.8% from $0.32 per share paid in 2008.

The Company’s key performance measures are down over the past three years as a result of the current economic conditions, primarily due to the significant provision for loan losses recorded in each of the past three years and the valuation allowance established for the deferred tax asset in 2010. Return on average assets equaled (4.25%) in 2010 compared with (2.26%) in 2009 and (0.39%) in 2008. Return on average equity equaled (68.47%) in 2010 compared with (25.73%) in 2009 and (3.30%) in 2008. Total assets at December 31, 2010 decreased to $1.1 billion or a 14.0% decrease over the $1.3 billion at December 31, 2009. Total assets at December 31, 2009 were up 17.6% or $191.2 million from $1.09 billion at December 31, 2008. Total loans, the Company’s largest and most profitable asset, ended the year at $950.4 million, a decrease of $81.5 million or 7.9% from December 31, 2009. During 2009, total loans increased $8.8 million or 0.9% from $1.0 billion at December 31, 2008. The decrease in loans in 2010 was primarily attributed to more aggressively resolving problem loan credits through charge-offs and foreclosure, and also attributed to normal pay downs and the sale of loans totaling $33.1 million. However, this decrease was partially offset by the Company’s purchase of $73.3 million of existing residential mortgage home equity loans at a fair value of $71.3 million during the third quarter of 2010.

Material Trends

Partially as a result of the economy and partially due to our prior credit practices and administration, we have experienced a significant deterioration in credit quality in 2009 and throughout 2010. Problem loans and non-performing assets rose throughout the year and led us to continue to increase our allowance for loan losses. The increased expense from the provision for loan losses, as well as other credit related costs associated with carrying other real estate owned and losses from sales and valuation adjustments of other real estate owned contributed to the net losses available to common shareholders of $51.8 million in 2010 and $25.8 million in 2009. In light of continued economic weakness, uncertain real estate values going forward and the lingering impact of our prior credit practices and administration, problem credits may continue to rise, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses, and we may continue to incur significant losses related to other real estate owned and loan charge-offs. As a result, we may continue to incur significant credit costs in 2011, which would continue to adversely impact our financial condition, our results from operations, and value of our common stock.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, due to the Company’s 2010 financial results, the substantial uncertainty throughout the U.S. banking industry, the Written Agreement the Company and the Bank have entered into and the Bank’s “undercapitalized” status, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments that might result from the outcome of this uncertainty.

Analysis of Results of Operations

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

Net interest income, on a taxable equivalent basis of $33.8 million for 2010 decreased 6.7% or $2.4 million from 2009. Net interest income for 2009 of $36.2 million increased 7.1% or $2.4 million from the net interest income of $33.8 million in 2008. The decrease in net interest income for 2010 was primarily attributable to the decrease in average loan balances of $60.7 million and the increase in non-performing assets of approximately $73.6 million during the year, which resulted in a drop of interest income of $3.4 million. The drop in interest income was partially offset by a decrease in the average cost of interest bearing liabilities of 41 basis points during 2010. Overall net interest margin decreased 42 basis points to 2.88% in 2010 from 3.30% in the prior year. The margin decrease was primarily attributed to an increase in the average balance in overnight FRB reserve balance funds of $137.2 million, which only earns a 25 basis point yield, to improve the Company’s short-term liquidity position. The increase in FRB reserve balances were primarily funded with time deposits that carried an average cost of 2.73% in 2010, resulting in a negative interest spread on those balances. The decrease in asset yield and margin in 2010 would have been greater had it not been for approximately $4.6 million of back interest and fees collected on non-accrual loans that were sold during the third quarter of 2010. The increase in net interest income for 2009 was primarily attributable to the strong growth in average interest earning assets (primarily loans) of $183.0 million, which was offset by the rapidly declining interest rate environment.

Average interest earning assets increased $75.7 million in 2010, however, the mix of these earning assets changed significantly. Average loans (excluding loans held for sale), which are a higher interest earning asset (average yield in 2010 was 6.23%), decreased $60.7 million from 2009, accounting for 84.6% of average interest earning assets in 2010 as compared with 96.0% of average earning assets in 2009. The increase in average interest earning assets in 2010 was the result of an increase in the average balance of FRB reserve balance funds of $137.2 million, which only earned an average yield of 25 basis points during 2010. The increase in FRB reserve balance funds was necessary to improve the short-term liquidity position of the Bank due to the economic environment and the regulatory restrictions placed on the use of brokered deposits. The decrease in average loan balances, coupled with the large increase in overnight FRB funds resulted in a drop in yield of 68 basis points on average earning assets in 2010 as compared with the prior year. Average interest earning assets had shown a steady increase in 2009 and 2008 increasing $183.0 million and $172.7 million, respectively, with average loans accounting for 96.0% of the average asset balance in 2009 and 97.8% in 2008. Due to the low interest rate environment, the presence in new markets as a result of our branch expansions and the efforts of our experienced loan officers, average loans increased $158.6 million in 2009 and $170.4 million in 2008. However, the average yield on the loan balances dropped 77 basis points in 2009 as compared with 2008 as a result of an increase of $30.0 million in non-performing loans during 2009. Average interest bearing liabilities increased $113.7 million in 2010 as compared with 2009, primarily as a result of an increase in time deposit average balances of $127.4 million. The increase in time deposits during 2010 was used primarily for liquidity purposes and placed in FRB reserve balance funds. This additional liquidity added a significant cost to operations during 2010 as a result of the negative interest spread and had a negative impact on the net interest margin. Interest bearing liabilities increased $194.1 million and $174.2 million in 2009 and 2008, respectively, primarily to support the loan growth in those years.

The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets, and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The spread that can be earned between interest earning assets and interest bearing liabilities is also dependent to a large extent on the slope of the yield curve. For the year ended December 31, 2010, the net interest margin was 2.88% compared to 3.30% recorded in 2009 and 3.69% in 2008. The decrease in net interest margin for 2010 was primarily the result of a drop in the average yield in our average interest earning assets of 68 basis points, which resulted from the change in composition of our interest earning assets and increase in FRB reserve balance funds discussed above. The average yield on our loans held steady at 6.23% in 2010, with lost income associated with the increase in non-performing loans being offset by $4.6 million of back interest and fees that had previously been written off in a prior year being collected and recognized with the sale of certain non-performing loans during the third quarter of 2010. The drop in yield of our earning assets was partially offset with a decrease in the cost of our interest bearing liabilities of 41 basis points. The decrease in our interest-bearing liability costs were primarily associated with re-pricing maturing time deposits at a lower cost during the year that resulted in our average cost of time deposits to decrease from 3.31% in 2009 to 2.73% in 2010. The yield on our interest earning assets decreased 92 basis points from 6.93% for the year ended December 31, 2008 to the 6.01% for the year ended December 31, 2009, primarily associated with a drop in our average loan yield of 77 basis points from 6.99% in 2008 to 6.22% in 2009. During 2008, the Federal Reserve decreased the federal funds rate by 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to end the year at 0.25%. In addition, the Federal Reserve established a target range of 0.0% to 0.25% for the federal funds rate. Although in 2009, the federal funds rate remained unchanged for the entire year, the average yield in 2008 was higher as a result of the 200 basis point drop in interest rates during the last half of 2008. Also contributing to the compression of our margins was the increase in the balance of non-performing loans and the increased liquidity invested in overnight funds. A shift in the mix of funding sources was also a factor in the decline in the net interest margin. Time deposits, a higher cost funding source, made up 78.9% of the total interest bearing liabilities in 2009 compared to 69.5% in the comparable period in 2008. Although the average rate paid on our interest bearing liabilities decreased 72 basis points in 2009, there remained continued pressure on deposit pricing and the pricing of some deposit products which lagged the decrease in the prime rate, which had an immediate affect on variable loans. In addition, the competitiveness for deposits resulting from the reduction in liquidity throughout the financial markets has kept rates at a high level relative to loan rates.

For the year ended December 31, 2008, the net interest margin of 3.69% represented a decrease of 88 basis points from the net interest margin of 4.57% recorded in 2007. As a result of the strong growth in average loans and decreased interest rates, the yield on our interest earning assets decreased 144 basis points to 6.93% for the year ended December 31, 2008. The average rate paid on our interest bearing liabilities decreased 85 basis points in 2008. Contributing to the decrease was the decrease in interest rates, along with continued pressure on deposit pricing and the pricing of some deposit products, which lag the decrease in the prime rate.

Table 1: Average Balance Sheet and Net Interest Margin Analysis

	Years Ended December 31,
	2010			2009			2008
(dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Rate(2)	Average Balance(1)	Interest	Average Yield/ Rate(2)	Average Balance(1)	Interest	Average Yield/ Rate(2)

Assets
Interest earning assets:
Loans (3)(4)(7)	$992,707	$61,802	6.23%	$1,053,431	$65,528	6.22%	$894,823	$62,539	6.99%
Investment securities (3)	6,606	165	2.50%	5,749	228	3.96%	7,402	367	4.96%
Equity securities	9,264	170	1.84%	9,486	150	1.58%	9,527	390	4.09%
Federal funds sold	674	1	0.15%	2,179	3	0.15%	504	9	1.76%
Interest bearing deposits in banks	71	—	—	235	—	—	300	7	2.32%
FRB reserve balance	163,142	413	0.25%	25,896	39	0.15%	1,430	3	0.20%
Statutory trust	619	41	6.62%	619	39	6.35%	619	39	6.39%
Other investments	437	8	1.83%	266	7	2.67%	213	6	2.73%

Total interest earning assets	1,173,520	62,600	5.33%	1,097,861	65,994	6.01%	914,818	63,360	6.93%
Noninterest earning assets:
Cash and due from banks	2,860			2,943			5,932
Premises and equipment, net	35,132			36,355			33,129
Other assets	61,143			38,692			18,068
Less: allowance for loan losses	(51,790)			(37,591)			(15,078)

Total assets	$1,220,865			$1,138,260			$956,869

Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$80,308	$709	0.88%	$64,230	$507	0.79%	$71,924	$990	1.38%
Savings deposits	7,913	45	0.57%	7,038	39	0.55%	6,460	37	0.58%
Time deposits	899,312	24,595	2.73%	771,877	25,516	3.31%	544,801	23,138	4.25%
Federal funds purchased	—	—	—	—	—	—	644	14	2.21%
Short-term borrowings	33,586	154	0.46%	64,112	485	0.76%	84,161	1,916	2.28%
Long-term debt	50,000	1,944	3.88%	50,124	1,938	3.87%	55,296	2,151	3.89%
Trust preferred capital notes	20,619	1,362	6.61%	20,619	1,310	6.35%	20,619	1,317	6.39%

Total interest bearing liabilities	1,091,738	28,809	2.64%	978,000	29,795	3.05%	783,905	29,563	3.77%
Noninterest bearing liabilities:
Demand deposits	44,429			48,479			47,474
Other	8,670			11,141			11,954

Total liabilities	1,144,837			1,037,620			843,333

Equity:
Stockholders’ equity	75,717			100,212			113,195
Noncontrolling interests	311			428			341

Total equity	76,028			100,640			113,536

Total liabilities and equity	$1,220,865			$1,138,260			$956,869

Net interest income (tax equivalent basis)		$33,791			$36,199			$33,797

Net interest margin (5) (tax equivalent basis)			2.88%			3.30%			3.69%
Average interest spread (6) (tax equivalent basis)			2.69%			2.96%			3.16%

(1)	Average balances are computed on daily balances and management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was $4 thousand, $9 thousand, and $15 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. The tax equivalent adjustment to investment securities was $12 thousand, $17 thousand and $23 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
(4)	Non-accrual loans are included in the average loan balances, and cash received on such loans is recorded as a reduction to loan principal. Loans are net of unearned income.
(5)	Net interest margin is net interest income, expressed as a percentage of average interest earning assets.
(6)	Interest spread is the average yield earned on interest earning assets, less the average rate incurred on interest bearing liabilities.
(7)	Loan fees included in interest income was $3.0 million, $934.5 thousand and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Year ended December 31, 2010 included $4.6 million of back interest income and fees related to non-accrual loans sold during 2010.

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

	Year Ended December 31, 2010 compared to Year Ended December 31, 2009			Year Ended December 31, 2009 compared to Year Ended December 31, 2008			Year Ended December 31, 2008 compared to Year Ended December 31, 2007
	Increase (Decrease) Due to:		Interest Income/ Expense (Variance)	Increase (Decrease) Due to:		Interest Income/Expense (Variance)	Increase (Decrease) Due to:		Interest Income/ Expense (Variance)

(in thousands)	Volume	Rate		Volume	Rate		Volume	Rate

Interest Income:
Loans	$(3,780)	$54	$(3,726)	$7,874	$(4,885)	$2,989	$5,169	$(3,781)	$1,388
Investment securities	42	(105)	(63)	(73)	(66)	(139)	6	(17)	(11)
Equity securities	(3)	23	20	(2)	(238)	(240)	157	(239)	(82)
FRB reserve balance	331	43	374	37	(1)	36	—	3	3
Federal funds sold	(2)	—	(2)	(8)	2	(6)	(20)	(26)	(46)
Interest bearing deposits in banks	—	—	—	(1)	(6)	(7)	(11)	(13)	(24)
Other investments	2	1	3	1	—	1	1	2	3

	(3,410)	16	(3,394)	7,828	(5,194)	2,634	5,302	(4,071)	1,231

Interest Expense:
Interest bearing demand deposits	137	65	202	(97)	(386)	(483)	(355)	(1,072)	(1,427)
Savings deposits	5	1	6	3	(1)	2	(2)	(2)	(4)
Time deposits	20,046	(20,967)	(921)	5,079	(2,701)	2,378	6,052	(2,065)	3,987
Federal funds purchased	—	—	—	(7)	(7)	(14)	—	14	14
Short-term borrowings	(181)	(150)	(331)	(376)	(1,055)	(1,431)	323	(2,543)	(2,220)
Long-term debt	(5)	11	6	(200)	(13)	(213)	1,071	(53)	1,018
Junior subordinated debt securities	—	—	—	—	—	—	—	—	—
Trust preferred capital notes	—	52	52	—	(7)	(7)	—	11	11

	20,002	(20,988)	(986)	4,402	(4,170)	232	7,089	(5,710)	1,379

Increase (decrease) in net interest income	$(23,412)	$21,004	$(2,408)	$3,426	$(1,024)	$2,402	$(1,787)	$1,639	$(148)

Noninterest Income

Total noninterest income decreased $889.2 thousand or 29.2% in 2010 to $2.2 million from the $3.0 million reported in 2009. Total noninterest income decreased $1.7 million or 36.2% in 2009 from the $4.8 million reported in 2008, and decreased $414.1 thousand or 8.0% in 2008. The primary reason for the lower noninterest income in 2010 and 2009 related to the increase in losses on other real estate owned and decreases in revenue from the Bank’s non-banking subsidiary companies. The Company recorded losses on other real estate owned (OREO) totaling $2.2 million, $1.4 million, and $97.6 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. For 2010, $1.8 million of the loss resulted from valuation adjustments made to property values and $391.5 thousand related to net losses from sales of OREO properties. For 2009, $1.2 million of the loss related to losses resulting from valuation adjustments and $294.5 thousand relates to losses recorded on the sales of OREO properties. For 2008, $4.8 thousand related to losses resulting from valuation adjustments and the remaining $92.8 thousand relates to loses recorded on the sales of OREO properties. The increase in the losses on OREO properties over the past two years is reflective of the decline in market values of real estate in our market areas, increases in the problem credits in our loan portfolio, the Company’s efforts to address impaired loans through foreclosures and the impact of the current economic environment on the financial condition of our loan customers.

Overall non-banking subsidiary revenues decreased $886.2 thousand in 2010 as compared with 2009 and decreased $460.5 thousand in 2009 as compared with 2008. Revenues from Executive Title Center decreased $428.9 thousand and $236.8 thousand in 2010 and 2009, respectively. Revenues from the mortgage company decreased $381.1 thousand and $303.8 thousand in 2010 and 2009, respectively. The decrease in mortgage revenues resulted from the attrition of mortgage loan originators over the past two years and the difficulty in replacing them in a competitive labor market and a weak housing market that reduced mortgage loan demand. The decrease in title revenues has followed the decrease in mortgage loan originations, as well as a decrease in commercial lending at the Bank. Revenues from Commonwealth Financial Advisors, LLC have remained stable over the last two years, decreasing $79.2 thousand in 2010, after increasing $80.1 thousand in 2009.

Additionally, service charges on deposit accounts decreased $203.8 thousand or 15.6% in 2010 and decreased $140.8 thousand or 9.8% in 2009, which followed an increase of 35.8% in 2008. The decrease in service charges over the last two years is primarily related to a decrease in non-sufficient funds (“NSF”) fees. Included in service charges on deposit accounts as of December 31, 2010, 2009 and 2008 were $844.0 thousand, $1.0 million, and $1.2 million in NSF fees. This decrease was primarily the result of no longer allowing overdrafts on many commercial deposit accounts as a result of credit deterioration of loans to these customers. Management expects levels of NSF fees to be impacted by the loss of fees related to these commercial deposit accounts in future periods. Other service charges and fees decreased $17.6 thousand or 1.9% in 2010 as compared with the prior year. Other service charges and fees had increased 8.1% in 2009, and 23.6% in 2008. The primary reason for the decrease in other service charges and fees for 2010 was the result of a decrease in trust services fees of $24.7 thousand from $316.8 thousand in 2009 to $292.1 thousand in 2010. This decline was the result of the loss of one large estate account during 2010. However, several new estate accounts were obtained during the first quarter of 2011 and management would expect these fees to improve in future periods. Also, included in other service charges and fees as of December 31, 2010, 2009 and 2008 were $470.2 thousand, $461.3 thousand and $408.9 thousand, respectively, in ATM fee income. The increases in ATM fee income are the result of the expansion of our branch and ATM networks and increased card usage among our customers.

The above decreases in noninterest income were partially offset in 2010 with a gain of $1.1 million on the sale of $13.6 million of non-performing loans during the third quarter of 2010.

Noninterest Expense

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased $2.2 million or 8.8% to $26.8 million in 2010 from $24.6 million in 2009, as compared with an increase of $4.4 million or 21.6% increase in 2009 and 0.1% in 2008. The ratio of noninterest expense to average total assets was 2.19%, 2.16% and 2.12% for the years ended December 31, 2010, 2009 and 2008, respectively. Despite management’s best efforts to control noninterest expenses, they continued to grow in 2010 due to the increased costs related to managing the Company during this difficult economic and regulatory environment as further discussed below. The increases in noninterest expenses in 2009 and 2008 were primarily associated with handling our substantial asset and liability growth, including the expansion of our branch network, resulting in increases to almost every component of noninterest expense.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest revenues along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 74.54% for the year ended December 31, 2010, compared to 62.76% in 2009 and 52.66% in 2008. For the years ended December 31, 2010 and 2009, the Company’s efficiency ratio was negatively impacted by the increase in losses on OREO, expenses related to OREO properties, FDIC insurance, consulting fees and professional fees, including legal expense related to loan collections and regulatory actions (see further discussion below).

Salaries and employee benefits, the largest component of noninterest expense, decreased $2.0 million or 20.5% in 2010 as compared with the prior year, following a 3.57% increase in 2009 and a decrease of 11.3% in 2008. The decrease in salaries and benefits in 2010 was the direct result of the elimination of the executive officer deferred compensation plans during the first quarter of 2010. The elimination of these plans resulted in a one-time reduction of benefits of $1.9 million. Additionally, salaries and benefits of the Bank’s non-banking subsidiaries were lower in 2010 in relation to the lower revenues, offset by further increases in personnel for 2010 in key areas necessary to support regulatory compliance and address problem assets as described below for 2009. The increase in salaries and employee benefits in 2009 was the result of the addition of several new positions, including the staff needed to operate the Bank’s two new branches that opened in late 2008 and an increase in certain employee benefit costs. These increases were offset by a reduction to accruals related to profit sharing and incentive expense and a reduction in volume-based commission expensed for the mortgage and investment services. The Company is currently servicing a record number of deposit and loan accounts. To support this growth, along with the legislation and requirements relating to the Sarbanes-Oxley Act, the Bank Secrecy Act, the Patriot Act, the Fair Credit Reporting Act, the Gramm Leach Bliley Act, and others, the Company had to deploy significant resources including additional employees who can devote the time and attention necessary to ensure ongoing compliance with each of these important policies. In addition, the Company has added personnel to its Special Assets and Credit Administration areas to proactively and aggressively identify and address problem assets. Salaries and benefit costs associated with the mortgage company were $339.4 thousand, $722.5 thousand and $943.9 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Salaries and benefit costs associated with the title company were $130.9 thousand, $311.5 thousand and $326.1 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Salaries and benefit costs associated with the investment company were $70.0 thousand, $121.5 thousand and $234.6 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Since the salaries and benefits of these non-banking subsidiaries are primarily commissioned based, they decreased over the past three years in relation to the decrease in revenues at the Company’s nonbanking subsidiaries.

Occupancy expense decreased slightly by $48.9 thousand in 2010 following significant increases of 10.1% in 2009 and 48.2% in 2008. The increases prior to 2010 can be attributable to the opening of the six new branches in 2007 and, four new branches in 2008, and the occupancy cost associated with the mortgage, title and investment companies. Likewise furniture and equipment expense remained relatively stable in 2010, decreasing $43.3 thousand or 2.09%, as compared with increases of 11.9% in 2009 and 48.2% in 2008 related to the branch expansion discussed above.

Two components of noninterest expense that have increased dramatically over the past two years include FDIC insurance costs and expenses associated with carrying OREO. The $1.5 million increase in FDIC insurance costs for both 2010 and 2009 was, in each case the result of increases in the average balances of deposits for those years and increased assessment rates associated with the increased risk characteristics of being deemed a troubled institution and party to the Written Agreement. See Item 1. Business (–Regulation and Supervision–Troubled Condition of the Bank and –Written Agreement) and Note 16 to Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K. We could see further increases in our FDIC assessment rate since our capital ratios were below adequately capitalized status at December 31, 2010. See Item 1. Business (–Regulation and Supervision) for more information about applicable FDIC insurance coverage and expense. OREO expenses increased $667.1 thousand or 39.2% in 2010 as compared with the prior year and increased $1.6 million in 2009 as compared with 2008. The increase in OREO expenses is the direct result of the deterioration of the economy beginning in 2008, which brought about the rapid decline in real estate values and record increases in foreclosed properties; as well as increases in the problem credits in the Company’s loan portfolio, the Company’s efforts to address problem credits through foreclosures and the impact of the current economic environment on the financial condition of our loan customers. OREO has increased from $4.3 million at December 31, 2008 to $32.2 million at December 31, 2010. The increase in these costs is directly related to the increase in properties owned and includes costs such as property taxes, maintenance, insurance, and foreclosure expenses. Management expects OREO expenses to remain elevated in future periods in light of the significant increases in OREO properties over the past two years.

Other noninterest operating expenses, which include various types of expenses and transactions relating to normal banking operations, increased $2.1 million or 40.8% in 2010 as compared with the prior year, increased $389.9 thousand or 8.2% in 2009 as compared with 2008, and decreased $306.5 thousand or 5.5% in 2008 as compared with 2007.

	2010	2009	2008
Stationary and office supplies	$215,557	$236,145	$311,182
Advertising and marketing	142,755	189,876	411,698
Telephone and postage	679,472	625,019	593,879
Professional	2,269,038	383,805	235,365
Bank franchise tax	918,241	938,692	862,499
Other outside services	1,019,879	954,538	795,748
Directors’ and advisory board fees	217,860	503,742	570,372
ATM, online banking and bank card expenses	129,642	245,700	347,378
Loan collection costs	803,725	462,838	—
Other	867,922	617,489	639,797

	$7,264,091	$5,157,844	$4,767,918

The largest increases in other noninterest expenses over the last three years was comprised primarily of increases in legal expenses related to regulatory matters and loan collections; and consulting expenses associated with management of regulatory matters and the Written Agreement, accounting and income tax matters, and outside loan reviews. Legal expenses increased significantly in 2010, largely in response to regulatory matters associated with being a troubled institution and the Company’s Written Agreement, and increased loan collection and foreclosure activity that were the direct result of the challenging economic environment. The increase in legal and other costs related to loan collection activities of $340.9 thousand in 2010 and $462.8 thousand in 2009 were directly related to the increase in foreclosure activity over the past two years. Legal expenses related to regulatory, grand jury and SEC investigations and other matters increased $1.3 million in 2010 as compared with being relatively immaterial in prior years. Management expects that legal expenses related to regulatory and other matters may remain elevated in 2011, as the Company anticipates possibly incurring additional legal fees in connection with the pending grand jury and SEC investigations that are more thoroughly discussed in Item 3. “Legal Proceedings” of this Annual Report on Form 10-K. Consulting expenses associated with managing the Written Agreement, accounting and tax services, and outside third-party loan review also increased significantly over the last two years as these professional services increased $739.7 thousand in 2010 and $121.0 thousand in 2009. The Company has strengthened its credit administration processes with the addition of a third-party loan review team which completed a comprehensive review of our construction, development and commercial real estate loan portfolios, with an emphasis on large loans and problem loans. The Company plans for this type of review to be performed on a semi-annual basis for the foreseeable future and expects these services to continue to impact the Company’s level of professional expenses in future periods. Bank franchise tax, which is based largely on outstanding equity at year end, decreased in 2010 as a result of the drop in equity associated with the Company’s net loss in 2009 after increasing 8.8% and 30.1% 2009 and 2008, respectively as a result of our increased equity due to our earnings and capital the Company raised prior to 2008.

Income Taxes

The Company recorded income tax expense of $8.5 million in 2010 as compared with an income tax benefit of $13.6 million and $1.9 million in 2009 and 2008, respectively. The Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 was 34.9%, 34.6% and 33.9%, respectively. The income tax expense was much higher in 2010 than was expected considering a pre-tax loss for the year utilizing the above effective tax rate and as compared with the income tax benefit in 2009 and 2008. The higher income tax expense in 2010 was the result of the establishment of a valuation allowance in the amount of $23.6 million for the net deferred tax asset balance at December 31, 2010. The realization of deferred income tax assets (“DTA”) is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive an negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. A valuation allowance was established in the fourth quarter of 2010 related to all components of the net deferred tax assets based on the determination after the above considerations that it was more likely than not that the deferred tax assets would not be fully realized, primarily as a result of the significant losses experienced by the Company over the past two years. For more information on the deferred tax valuation allowance and income tax expense, see Note 13 of the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K.

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

Over the last several years the application of these policies and procedures regarding our credit risk management have been less than adequate and have resulted in several material weaknesses in internal controls that are more fully explained in Item 9A. Controls and Procedures.

Management is currently executing on a comprehensive Credit Risk Management Plan designed to strengthen credit risk management practices throughout the Company. The plan includes at a minimum, a complete review and upgrade of the loan policy manual including periodic review and revision of risk exposure limits to address changes in market conditions; timely and accurate identification and quantification of credit risk within the loan portfolio; enhanced stress testing of loans and portfolio segments; enhancement to the Bank’s internal loan grading system to ensure timely and accurate risk ratings and identification of impaired and non-accrual loans; responsibility of the Board and Management to establish appropriate credit risk governance, tolerance guidelines and risk limits and strategies to minimize credit losses and reduce the level of problem assets.

Provision and Allowance for Loan Losses

The provision for loan losses is the annual cost of maintaining an allowance for inherent credit losses. The amount of the provision each year and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, loan performance measures and trends (such as delinquencies and charge-offs), the economic environment and other credit quality indicators, both internal and external, that may affect the quality and future loss experience of the credit portfolio. The Company continuously reviews its loan portfolio and maintains an allowance for loan losses that it believes to be sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through an ongoing credit review process and a monthly review of impaired loans by management and the Board, the Company constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. During 2010, the Company enhanced its Allowance for Loan and Lease Policy and enhanced its methodology for calculating the estimate for its general allocations portion Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450 “Accounting for Contingencies”) of the allowance analysis and further clarified the methodology for identifying loans that should be assessed for impairment under FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan”). This analysis includes three basic elements; a general allocations allowance, specific allowances for identified impaired loans and an unallocated allowance representing estimations done pursuant to either Topic 450 or ASC Topic 310. The specific component relates to loans that have been determined to be impaired and are classified as substandard, doubtful, or loss. The general allocations component covers non-classified loans and is based on historical loss experience within the specific loan portfolio segments adjusted for qualitative factors and the trend of credit quality indicators. During the first quarter of 2010, the Company modified its methodology for determining the historical loss experience, to a rolling three year quarterly time period, putting more weight on the most recent quarter’s loss experience and current conditions. Qualitative factors that management considers are the known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, an analysis of the levels and trends of delinquencies, level of concentrations and growth within the portfolio, and the level and trend of interest rates and the condition of the national and local economies. Trends of credit quality indicators that management reviews in addition to the above qualitative factors include internal risk ratings within each loan portfolio segment, the payment activity, and FICO scores for the acquired home mortgage equity loans. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Management’s evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged-off, net of recoveries. The following table presents the Company’s loan loss experience for the past five years:

Table 3: Summary of Loan Loss Experience

	Years Ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006

Allowance at beginning of period	$45,771	$31,120	$9,424	$8,144	$5,523

Provision for loan losses	52,512	53,925	23,972	1,645	2,690

Charge-offs:
Construction and development	4,551	19,078	—	—	—
Commercial	3,226	2,599	1,090	363	39
Commercial mortgage	8,547	14,616	376	—	21
Residential mortgage	3,021	2,787	711	—	2
Installment loans to individuals	656	258	106	20	23

Total loans charged-off	20,001	39,338	2,283	383	85

Recoveries:
Construction and development	334	1	—	—	—
Commercial	117	23	5	2	—
Commercial mortgage	18	—	—	6	14
Residential mortgage	246	15	—	—	—
Installment loans to individuals	41	25	2	10	2

Total recoveries	756	64	7	18	16

Net charge-offs	19,245	39,274	2,276	365	69

Allowance at end of period	$79,038	$45,771	$31,120	$9,424	$8,144

Year end loans *	$950,432	$1,031,885	$1,023,068	$786,987	$669,541

Ratio of allowance to year end loans	8.32%	4.44%	3.04%	1.20%	1.22%

Average loans outstanding *	$988,142	$1,053,431	$894,823	$724,468	$603,133

Ratio of net charge-offs to average loans outstanding	1.95%	3.73%	0.25%	0.05%	0.01%

*	Net of unearned income and unaccreted discount on acquired loans and excluding loans held for sale.

The housing downturn, the financial market disruptions, and the broader economic slowdown that accelerated during the second half of 2008 and has continued throughout 2010 has negatively impacted the credit quality of both our consumer and commercial portfolios, which led to additional provisions for loan losses.

The Company made provisions for loan losses of $52.5 million in 2010 compared to $54.0 million in 2009, and $24.0 million in 2008. The primary reason for the significant loan provisions over the past three years has been the increase in impaired loans and loan charge-offs. Net charge-offs were $19.2 million in 2010 as compared with $39.3 million in 2009, $2.3 million in 2008, $365.6 thousand in 2007, and $68.8 thousand in 2006. This represents 1.95% of average loans outstanding in 2010, 3.73% in 2009, 0.25% in 2008, 0.05% in 2007 and 0.01% in 2006. Impaired loans were $355.4 million in 2010 as compared with $262.7 million in 2009 and $93.6 million in 2008 (See below for further discussion of impaired loans and the ASC 310-40 specific component of allowance for loan losses). The contribution to the provision and the related increase in the allowance in 2009 was also made in response to the completion of an examination of the Bank conducted by the FRB. The contribution to the provision and the related increase in the allowance for 2008 was also due to the current market conditions and the overall growth in total loans of 30.0%.

The allowance for loan losses at December 31, 2010 was $79.0 million, compared with $45.8 million at December 31, 2009, $31.1 million at December 31, 2008, $9.4 million at December 31, 2007, and $8.1 million at December 31, 2006. The allowance represented 8.32% of year-end loans at December 31, 2010 compared with 4.44% of year-end loans at December 31, 2009, 3.04% of year-end loans at December 31, 2008, 1.20% of year-end loans at December 31, 2007 and 1.22% of year-end loans at December 31, 2006. Based on current expectations relative to portfolio characteristics and management’s comprehensive allowance analysis, management considers the level of the allowance to be adequate as of December 31, 2010. However, if the current downturn in economic conditions and housing markets continues, further provisions for loan losses may be required based on the loan portfolio characteristics in future periods and management’s future allowance analyses.

The following table provides a further breakdown of the allowance for loan losses between the specific, general allocations and unallocated components as well as other related information.

Table 4: Allowance for Loan Losses

	December 31,
(dollars in thousands)	2010	2009

Allowance for loan losses:
Pooled or general allocations component	$18,206	$21,577
Specific component	58,367	22,194
Unallocated component	2,465	2,000

Total	$79,038	$45,771

Impaired loans, excluding purchased home equity mortgage loans	$354,951	$262,723
Non-impaired loans, excluding purchased home equity mortgage loans*	528,819	769,162
Purchased home equity mortgage loans**	66,662	—

Total loans	$950,432	$1,031,885

Pooled or general component as % of non-impaired loans, excluding purchased home equity mortgage loans	3.44%	2.81%
Specific component as % of impaired loans	16.44%	8.45%

Allowance as of % of loans	8.32%	4.44%

*	Net of unearned income.
**	Net of unaccreted discount.

The ASC 450 (pooled or general allocations) component of the allowance declined during 2010, primarily a result of a drop of $240.3 million in non-impaired loans during 2010. General allocations decreased by $3.4 million to $18.2 million at December 31, 2010 from $21.6 million at December 31, 2009. However, as a percentage of non-impaired loans the general allocations increased from 2.81% at December 31, 2009 to 3.44% at December 31, 2010 (excluding purchased home equity mortgage loans not covered by the allowance). The general allocations component of the allowance is based on several factors, including historical loan loss experience as well as the economic environment, other qualitative considerations, and the trend of certain credit quality indicators. The overall decrease in the general allocations is directly related to the decrease in non-impaired loans. The decrease in non-impaired loans is related to weak loan demand during 2010, loans migrating from non-impaired loan status into impaired loan status, the sale of $33.1 million of loans, and normal loan curtailments. The increase in the general allocations as a percentage of non-impaired loans is a result of enhancing the Bank’s methodology in evaluating the ASC 450 component of the allowance by placing higher emphasis on more recent historical loss experience and focusing environmental qualitative considerations on credit rating trends within the construction and development and commercial real estate portfolio segments. These portfolio segments contain the highest risk of loss. We increased the general allocations approximately $1.1 million based on the loss experience despite the drop in overall non-impaired loan balances and loan charge-offs, and added approximately $742.4 thousand to the general allocations during 2010 based on the internal credit rating credit indicator related to our construction and development and commercial real estate portfolios. These increases in the general allocations were more than offset by the overall decrease related to the decrease in non-impaired loan balances. In addition, management reduced the weight of certain other environmental qualitative factors in determining the general allocations, based on utilizing more recent experience with the various loan loss factors and the high degree of migration of loans from the ASC 450 to ASC 310-40 (specific) component of the allowance.

The ASC 310-40 (specific) component of our allowance for loan losses increased significantly during 2010. During 2010, loan credit quality continued to decline as evidenced by the significant increases in nonaccrual and impaired loans. Additionally, real estate values related to these nonaccrual and impaired loans have continued to decline during 2010 and we took a more conservative approach with our impairment calculations, especially in cases where appraisals were over a year old. Specific loan loss allocations increased $36.2 million to $58.4 million at December 31, 2010 from $22.2 million at December 31, 2009. The increase was primarily attributable to the increase in impaired loans from $262.7 million as of December 31, 2009 to $355.4 million as of December 31, 2010. Of these loans, $125.0 million were on nonaccrual status at December 31, 2010. The most significant increase in our impaired and non-performing loans was in our commercial mortgage portfolio, which is the portfolio that we believe has the highest likelihood of loss. The specific component of the allowance as a percentage of impaired loans increased from 8.45% as of December 31, 2009 to 16.44% as of December 31, 2010, as a result of a continuing decline in real estate values collateralizing the loans and a more conservative approach in calculating fair values of the real estate for which we have not obtained recent appraisals. The specific allowance for loan losses necessary for these loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the level of collateral. As a result, the ratio of the allowance for loan losses to nonaccrual loans in and by itself is not a sufficient measure of the adequacy of the allowance for loan losses.

Table 5 provides additional ratios related to our allowance for loan losses as it relates to non-performing and impaired loans.

Table 5: Additional Ratios Related to the Loan Loss Allowance

December 31, 2010
Non-performing loans for which full loss has been charged-off to total loans	0.46%

Non-performing loans for which full loss has been charged-off to non-performing loans	3.35%

Charge off rate for nonperforming loans which the full loss has been charged off	23.50%

Coverage ratio net of nonperforming loans for which the full loss has been charged off	62.73%

Total allowance for loan losses divided by total loans less nonperforming loans for which the full loss has been charged off	8.35%

Allowance for loan losses for individually impaired loans divided by total loans that are individually impaired	16.44%

In August 2010, the Company purchased a pool of performing residential mortgage home equity loans for $71.3 million. In connection with that purchase, the Company received a $2.9 million credit enhancement related to the purchase of home equity mortgage loans, representing 4% of the loan pool purchased. This credit enhancement is not part of the allowance for loan losses and is recorded as another liability on the balance sheet.

Subsequent to the purchase of the loans, management reviewed the FICO scores and payment histories as the primary credit quality indicators to evaluate the credit quality of this portfolio. At the time of purchase there were no significant delinquencies in the portfolio. Management intends on updating the FICO scores at least annually, and review both the delinquency trends and FICO scores within the portfolio quarterly to determine the adequacy of the allowance for loan losses related to the acquired loans. At December 31, 2010, management determined that the $2.9 million credit enhancement received in connection with the acquired loans was adequate to cover future losses inherent in the pool of loans and no further allowance was required at December 31, 2010.

The unallocated portion of the loan loss allowance increased from $2.0 million as of December 31, 2009 to $2.5 million as of December 31, 2010. Given the imprecision inherent in the assumptions underlying the general allocations and specific components of the allowance, the Company believes that the unallocated reserve is warranted to offset any potential credit risk that has not been identified.

We allocated the allowance for loan losses to the categories as shown in Table 6. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category.

Table 6: Allocation of Allowance for Loan Loss

	December 31,
(in thousands)	2010 (1)	2009	2008	2007	2006

Construction and development	$13,893	$12,467	$10,498	$2,166	$1,694
Commercial	7,950	6,666	12,645	962	1,090
Commercial mortgage	45,314	18,320	5,684	4,385	3,733
Residential mortgage	8,563	5,951	2,152	1,405	1,000
Installment loans to individuals	815	360	115	164	161
Other	37	7	22	10	12
Unallocated	2,466	2,000	4	332	454

Total allowance for loan losses	$79,038	$45,771	$31,120	$9,424	$8,144

(1)	Excluding credit enhancement received for the purchased home equity mortgage loans.

The most significant increase in our allowance is related to our commercial mortgage portfolio. As indicated above, it is the portfolio where we feel we have the highest likelihood of loss and have seen the biggest increase in our impaired and non-performing loans. Our construction and development loan portfolio also has a high degree of likelihood of loss. As a percentage of the related loan balance the allowance for loan losses for our commercial mortgage portfolio increased from 3.44% at December 31, 2009 to 8.61% at December 31, 2010 and for construction and development loans increased from 5.05% at December 31, 2009 to 12.69% at December 31, 2010. The negative trends in internal risk ratings, delinquencies and increases in impaired and non-performing loans in both of these portfolios were major reasons for the increase in the allowance. Refer to Note 4 of the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K and discussion of “non-performing assets” below for further information.

If a loan is considered impaired, its fair value is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price, or the net realizable fair value of the collateral if the loan is collateral dependent. When a loan is determined to be a collateral dependent impaired loan, the Company may order an updated appraisal unless a current appraisal is already on hand. The appraised value, adjusted for estimated selling costs, is used to determine net realizable fair value. As of December 31, 2010, the Company also maintained a valuation methodology which was used to discount appraised values greater than one year old. This methodology was also used in cases where there was a delay in obtaining an updated appraisal. Occasionally, valuations are appropriately adjusted based on facts known to the Company, such as list prices or property condition. For example, an appraisal may assume the collateral is in good condition, but the Company’s credit administration area subsequently learns that repairs are necessary to bring the property into saleable condition. Another example would be when the Company maintains an appraisal of a lot in a subdivision, and credit administration learns of a subsequent sale of similarly situated lots in the same area at lower prices. In both cases, downward adjustments in value are appropriately made to reflect our understanding of current conditions. Prior to any foreclosure proceedings relative to real estate secured credits, a current appraised value is typically obtained.

At year-end 2010, management believed the allowance for loan losses was commensurate with the risk existing in our loan portfolio and that period-to-period changes in the allowance have been consistent with the change in the quality of our loan portfolio. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations, or to modify our methodology for determining the allowance for loan losses to better analyze the losses inherent in our loan portfolio.

Non-Performing Assets

Non-performing assets consist of loans accounted for on a non-accrual basis (as determined by management, in its best judgment, based upon anticipated realization of interest income), loans which are contractually past due 90 days and other real estate owned. It is management’s practice to cease accruing interest on loans when payments are 90 days delinquent. However, management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest, and the loan is in the process of collection.

The following table presents information concerning non-performing assets for the periods indicated.

Table 7: Non-Performing Assets

	December 31,
(in thousands)	2010	2009	2008	2007	2006

Non-accrual loans:
Construction and development	$41,381	$45,483	$32,369	$—	$—
Commercial	3,814	3,395	1,797	256	884
Commercial mortgage	60,480	14,223	3,192	130	1,310
Residential mortgage	18,814	10,039	6,942	1,946	—
Installment loans to individuals	481	28	176	55	29
Other	35	—	—	—	—

	125,005	73,168	44,476	2,387	2,223

Loans contractually past-due 90 days or more:
Construction and development	558	—	1,056	437	—
Commercial	—	—	368	588	—
Commercial mortgage	3,301	4,205	1,465	—	—
Residential mortgage	1,493	115	258	1,520	—
Installment loans to individuals	—	—	17	32	—
Other	—	119	3	1	4

	5,352	4,439	3,167	2,578	4

Total non-performing loans	130,357	77,607	47,643	4,965	2,227

Other real estate owned	32,228	11,380	4,314	717	—

Total non-performing assets	$162,585	$88,987	$51,957	$5,682	$2,227

Non-performing assets were $162.6 million or 14.81% of total assets at December 31, 2010 compared to $89.0 million or 6.97% at December 31, 2009. Non-performing loans increased $52.7 million during the twelve months ended December 31, 2010 to $130.4 million. Non-performing loans at December 31, 2010 consisted of approximately 175 loans. The increase was reflective of the very difficult economic environment which continues to negatively impact our loan portfolio, in particular commercial relationships secured by real estate, and the lingering effects of our prior underwriting and credit administration practices. Of the $52.7 million increase in non-performing loans, $41.8 million were commercial loans secured by real estate, including construction and development. At December 31, 2010, $105.7 million or 81.1% of total non-performing loans consisted of 78 loans which are secured by commercial real estate, of which $41.9 million were construction and development loans. Additionally, non-performing loans secured by residential 1-4 family property increased $10.2 million, indicative that the weak economy continues to have a severe impact on the housing market and residential property values in our geographic areas and the ability of borrowers to repay their loans. The Company has added personnel to our Special Assets and Credit Administration areas to proactively and aggressively identify and address problem assets. In addition, the Company has strengthened its credit administration processes including the use of a third-party loan review team that completed a comprehensive review of the construction, development and commercial real estate loan portfolios, with an emphasis on large loans and problem loans. The Company intends to continue to use the third-party loan review team, and anticipates that this type of comprehensive review by both internal and external personnel will be performed on a semi-annual basis for the foreseeable future. The Company has a Loan Impairment Committee to monitor non-performing assets and past due loans to identify potential problem credits and to develop plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee has individually reviewed the underlying collateral value (less cost to sell) of each of these loans as a part of its analysis of impaired loans. As a result of this comprehensive analysis, $58.4 million in specific reserves for loan losses has been established for non-performing and impaired loans. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. Based on current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans: however, management, where possible, plans to work with our customers to get through these very challenging economic times and to minimize any potential credit exposure. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses.

Non-accrual loans at December 31, 2010 totaled $125.0 million as compared to $73.2 million at December 31, 2009. If all non-accrual loans had been performing fully, these loans would have contributed an additional $4.1 million to interest income in 2010, $4.4 million in 2009, $2.1 million in 2008, $141.1 thousand in 2007 and $58.5 thousand in 2006.

In addition to the non-performing loans included in Table 7 above, the Company had $225 million of impaired loans (including troubled debt restructurings presented in Table 8 below) discussed in “Provision and Allowance for Loan Losses” above and more fully disclosed in Note 4 of the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K, that are potentially problem loans.

The Company is required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDR”). In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty. TDR typically result from the Company’s loss mitigation activities and include rate reductions, payment extensions, or other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

The following table presents information regarding TDR loans at December 31, 2010 and 2009.

Table 8: TDR Loans by Classification

(in thousands)	2010	2009

Construction and development	$32,874	$18,744
Commercial	9,305	7,581
Commercial mortgage	115,752	59,625
Residential mortgage	13,578	4,425
Installment and other loans	446	208

Total	$171,955	$90,583

As of December 31, 2010, the Company’s TDR loans totaled $172.0 million. Of this total, approximately $82.0 million are in compliance with modified terms, $14.9 million are 30-89 days delinquent, $1.5 million are 90 days or more delinquent, and $73.6 million are classified as non-accrual. As of December 31, 2009, the Company’s TDR loans totaled $90.6 million. Of this total, approximately $68.3 million were in compliance with modified terms, $2.6 million were 30-89 days delinquent, and $19.7 million were non-performing. There were no TDR loans as of December 31, 2008, 2007 or 2006.

At the time of a TDR, we consider the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if we conclude that the borrower is able to make such payments and there are no other factors or circumstances that would cause us to conclude otherwise, we will maintain the loan on an accruing status. If a loan was on nonaccrual status at the time of the TDR, the loan remains on nonaccrual status following the modification. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

Other real estate owned (“OREO”) at December 31, 2010 was $32.2 million, compared to $11.4 million at December 31, 2009, $4.3 million at December 31, 2008, and $717.4 thousand at December 31, 2007.

The following table categorizes OREO by type and provides a roll-forward of activity for the years ended December 31, 2010 and 2009.

Table 9: Other Real Estate Owned

(in thousands)	2010		2009
	Amount	Properties	Amount	Properties
Construction and development	$22,591	53	$3,684	15
Commercial	—	—	38	1
Commercial mortgage	3,730	6	1,075	3
Residential mortgage	5,907	27	6,583	20

Total other real estate owned	$32,228	86	$11,380	39

(in thousands)	2010		2009
	Amount	Properties	Amount	Properties
Beginning balance	$11,380	39	$4,314	11
New foreclosures	32,001	87	18,971	50
Improvements	338	—	301	—
Sales	(9,689)	(40)	(11,057)	(22)
Valuation adjustments	(1,802)	—	(1,149)	—

Ending balance	$32,228	86	$11,380	39

For the year ended December 31, 2010 the Company sold 40 properties at a net loss of $391.5 thousand as compared with OREO sales of 22 properties for the twelve months ended December 31, 2009 that resulted in a net loss of $294.5 thousand. Additionally, as a direct result of the continued decline in the real estate market, the Company recorded valuation losses on OREO properties of $1.8 million and $1.1 million in its consolidated statement of operations for the twelve months ended December 31, 2010 and 2009. At December 31, 2010, there were twelve properties under contract for sale consisting of eleven construction and development properties and one residential mortgage property. Subsequent to December 31, 2010, all twelve of the properties under contract for sale at December 31, 2010 sold at approximately their respective carrying values. Asset quality continues to be a top priority for the Company. We continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets.

USES OF FUNDS

Total average interest earning assets at December 31, 2010 increased $75.7 million or 6.9% from year end 2009 compared with an increase of $183.0 million or 20.0% for 2009 from 2008, and $172.7 million or 23.3% for 2008 from 2007. The increase in average interest earning assets in 2010 was primarily attributed to an increase of $137.2 million in the average balance of FRB overnight funds, partially offset by a decrease of $60.7 million in the average balance of the loan portfolio. The increase in FRB overnight funds was primarily to add short-term liquidity to the balance sheet and enhance the Company’s overall liquidity position. The decrease in the loan portfolio was planned and represented a shift in our overall risk management strategy, partially in response to the Written Agreement and its provisions related to strengthening credit risk management policies and enhancing the Bank’s management of commercial real estate concentrations. Prior to 2010, the increase in average interest earning assets had been primarily attributable to the increase in the loan portfolio which increased from $787.7 million in 2007 to $1.0 billion in 2009.

Loan Portfolio

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of December 31, 2010, total gross loans (excluding unearned income, unaccreted discount on acquired loans, and loans held for sale), were $954.1 million, an $80.0 million or a 7.7% decrease over year end 2009. The decrease in the loan portfolio was planned and reducing the size and risk inherent in our loan portfolio was a major component of the Company’s 2010 Strategic Plan that indentified specific target levels related to commercial mortgage and construction and development loans. Until the company attains these target levels, new extensions of credit within these categories will be extremely limited, as we continue to manage our risk profile and strengthen our balance sheet. The highest risk loans in our portfolio are represented by construction and development and commercial mortgage loans, which collectively represent 66.6% of our gross loan portfolio. Through scheduled principal repayments, the sale of $13.6 million of non-performing commercial mortgage loans and $19.5 million of other commercial loans, and aggressively charging off uncollectible non-performing and impaired loans, we were able to reduce our exposure in construction an development and commercial mortgage loans by $143.0 million during 2010, with $137.3 million of the decrease in construction and development loans. The decrease in construction and development and commercial mortgage loans was partially offset by an increase of $75.7 million in residential home loans, primarily as a result of purchasing $73.3 million of residential mortgage home equity loans. The purchase of these loans was part of a purchase and sale agreement with an independent third party whereby the Company sold, without recourse, $13.6 million of non-performing commercial and construction and development loans. As a result of the decrease in construction and development loans and the increase in residential mortgage loans, the Company decreased its exposure in construction and development loans from 23.9% of the total portfolio at December 31, 2009 to 11.5% at December 31, 2010. Prior to 2010, the Company had experienced several years of loan growth. Loan growth experienced during 2009 was $8.4 million or 0.8%, during 2008 was $236.9 million or 30.0% and during 2007 was $117.5 million or 17.5%. The growth experienced during these years was achieved not only by the high loan demand generated by the low interest rate environment and the presence in new markets as a result of our branch expansion, but also by the efforts of the Company’s officers to develop new loan relationships combined with the support of existing customers.

Excluding the purchased pool of residential mortgage home equity loans which are disbursed throughout the United States, approximately 90% of the loans outstanding at December 31, 2010 were located in the South Hampton Roads area of Virginia, and 9% of the loans outstanding were located in North Carolina, primarily in the Outer Banks.

We continue to refine our credit standards to meet the changing economic environment. We have adjusted our underwriting criteria, increased the frequency of portfolio monitoring in certain high risk segments of the portfolio, increased our efforts in managing the credit exposure when we begin to see signs of deterioration, as well as enhanced our collection strategies in an attempt to mitigate losses. Senior level management is devoted to the management and/or collection of certain non-performing assets as well as certain performing loans. Furthermore, the Company has added resources and staff to accomplish the aforementioned initiatives and has been working with its banking regulators to improve its credit risk management and administration processes.

The table below classifies gross loans by major category and percentage distribution of gross loans at December 31 for each of the past five years.

Table 10: Loans by Classification

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Construction and development	$109,505	11.48%	$246,764	23.86%	$294,649	28.73%	$222,972	28.27%	$178,805	26.64%
Commercial	63,717	6.68%	73,504	7.11%	79,466	7.75%	71,172	9.02%	57,092	8.50%
Commercial mortgage	526,154	55.14%	531,893	51.43%	470,268	45.85%	361,659	45.85%	323,729	48.22%
Residential mortgage	246,060	25.80%	170,325	16.47%	168,056	16.38%	118,180	14.98%	97,395	14.51%
Installment loans to individuals	8,298	0.87%	11,175	1.08%	12,665	1.23%	13,782	1.75%	13,027	1.94%
Other	376	0.03%	472	0.05%	627	0.06%	1,033	0.13%	1,267	0.19%

Total gross loans	$954,110	100.00%	$1,034,133	100.00%	$1,025,731	100.00%	$788,798	100.00%	$671,315	100.00%

As part of our overall management of credit exposure, we have reduced our overall investment in construction and development loans as well as reduced the exposure as a percentage of our overall loan portfolio. Construction and development loans decreased $137.3 million to $109.5 million at December 31, 2010, in addition to the $47.9 million decrease in 2009 from $294.7 million at December 31, 2008. This reduction has been achieved through scheduled principal curtailments, loan sales, completed construction projects that are now classified in the appropriate loan categories based on its intended use and aggressively foreclosing and charging off non-performing and impaired loans. Additionally, we have implemented more conservative underwriting and loan administration processes. Prior to 2009, the Company had been aggressively growing its construction and development loan portfolio primarily for the construction of one-to-four family residences and, to a lesser extent, multi-family dwellings. The Company had also made construction loans for office and warehouse facilities and other nonresidential projects, generally limited to borrowers that presented other business opportunities for the Company. The construction and development portfolio increased $71.7 million to $294.7 million in 2008, increased $44.2 million to $223.0 million in 2007 and $75.7 million to $178.8 million in 2006.

The amounts, interest rates and terms for construction loans vary, depending upon market conditions, the size and complexity of the project, and the financial strength of the borrower and any guarantors of the loan. The term for the Company’s typical construction loan ranges from nine months to 15 months for the construction of an individual residence, and from 15 months to a maximum of three years for larger residential or commercial projects. The Company does not typically amortize its construction loans, and the borrower pays interest monthly on the outstanding principal balance of the loan. The interest rates on the Company’s construction loans are mostly variable. For residential builder loans, the Company limits the number of models and/or speculative units allowed depending on market conditions, the builder’s financial strength and track record and other factors. Construction loans for nonresidential projects and multi-unit residential projects are generally larger and involve a greater degree of risk to the Company than residential mortgage loans. The Company attempts to minimize such risks by (i) making construction loans in accordance with the Company’s underwriting standards and to keep established customers in its primary market area and (ii) by monitoring the quality, progress and cost of construction.

Loans in the commercial category, as well as commercial real estate mortgages, consist primarily of short-term (five year or less final maturity or five year rate call) and/or floating or adjustable rate commercial loans made to small to medium-sized companies. Total commercial loans decreased $15.5 million to $589.9 million in 2010, again primarily as a result of scheduled principal curtailments, loan sales and charge-offs and more conservative underwriting and loan administration processes. Prior to 2010, the Company had several years of commercial loan growth. Commercial loans increased 10.1% to $605.4 million in 2009 compared with an increase of 27.0% to $549.7 million in 2008, an increase of 13.7% to $432.8 million in 2007 and an increase of 23.2% to $380.8 million in 2006. Virtually all of the Company’s commercial and industrial, commercial real estate mortgage and construction loans relate to property in our market areas of South Hampton Roads and Northeastern North Carolina which includes the cities of Norfolk, Virginia Beach, Chesapeake, Portsmouth and Suffolk, Virginia and the Outer Banks of North Carolina. As such, they are subject to risks relating to the general economic conditions in those markets, and the market for real estate in particular. These regions experienced solid economic activity during 2006. Beginning in the second half of 2007, the economy in general declined into a recession, and in particular, affected our local economies more dramatically in 2009 and 2010. We have seen a significant downturn in real estate values over this timeframe. In response to the downturn, the Company has strengthened our underwriting practices and has been proactively monitoring and managing our existing portfolio.

Residential mortgage loans increased $75.7 million in 2010 to $246.0 million, as compared to an increase of $2.3 million or 1.4% in 2009, an increase of $49.9 million or 42.2% in 2008, an increase of $20.8 million or 21.3% in 2007, and an increase of $11.0 million or 12.8% to $97.4 million in 2006. The Company’s one-to-four family residential real estate loans are generally not the typical purchase money first mortgage loan or refinancing, but are loans made for other purposes and the collateral obtained is a first or second deed of trust on the residential property of the borrower. The underlying loan would have a final maturity much shorter than the typical first mortgage and may be a variable or fixed rate loan. The significant increase in residential mortgage loans during 2010 was the result of the purchase of $73.3 million of residential mortgage home equity loans during the third quarter of 2010 as previously discussed.

Consumer installment loans decreased $2.9 million or 25.7% to $8.5 million in 2010, as compared with a decrease of $1.5 million or 11.8% in 2009. Consumer installment loans represented 0.9% of total gross loans at December 31, 2010 as compared with 1.1% of total gross loans at December 31, 2009. Consumer installment loans represented 1.2%, 1.8% and 1.9% of total gross loans as of December 31, 2008, 2007 and 2006, respectively.

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

The following table shows the maturity or period of re-pricing of gross loans outstanding as of December 31, 2010. Demand loans, as well as loans having no stated schedule of repayments and no stated maturity are reported as due within one year. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Fixed rate loans are included in the period in which the final contractual repayment is due. As indicated below, 87.4% of our portfolio matures or re-prices within five years, which is the result of our lending strategy of construction loans typically not exceeding 15 months, commercial loans typically not exceeding 5 years, or containing 5 year calls, and residential mortgage loans having a fixed maturity much shorter than the typical mortgage loan. Since the majority of the Company’s loan portfolio is short-term, the Company can re-price its portfolio more frequently to minimize long-term interest rate fluctuations and maintain a steady interest margin.

Table 11: Loan Maturities and Re-Pricing Schedule

	December 31, 2010
(in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Variable Rate:
Construction and development	$56,142	$12,550	$3,482	$72,174
Commercial	19,629	12,302	5,181	37,112
Commercial mortgage	145,091	213,280	23,843	382,214
Residential mortgage	108,383	50,407	11,755	170,545
Installment and other loans	2,308	961	—	3,269

Total variable rate	$331,553	$289,500	$44,261	$665,314

Fixed Rate:
Construction and development	$31,003	$4,287	$2,041	$37,331
Commercial	5,917	11,638	9,050	26,605
Commercial mortgage	41,359	59,439	43,142	143,940
Residential mortgage	15,546	40,113	19,856	75,515
Installment and other loans	1,244	2,488	1,673	5,405

Total fixed rate	$95,069	$117,965	$75,762	$288,796

Total	$426,622	$407,465	$120,023	$954,110

Investments

The investment portfolio plays a role in the management of interest rate sensitivity of the Company and generates interest income. In addition, the portfolio serves as a source of liquidity and is used as needed to meet collateral requirements. The table below presents information pertaining to the composition of the securities portfolio. At year end 2010, 2009 and 2008, investment securities totaled $9.3 million, $5.8 million, and $7.1 million, respectively.

Table 12: Composition of Investments

	December 31,
(in thousands)	2010	2009	2008
Securities available for sale (1):
U. S. Government and agency securities	$502	$4,503	$5,561
Mortgage-backed securities (3)	8,536	444	521
State and municipal securities	176	650	779

	9,214	5,597	6,861

Securities held to maturity (2):
Mortgage-backed securities	123	158	191

Total investment securities	$9,337	$5,755	$7,052

(1)	Carried at fair value.
(2)	Carried at cost, adjusted for amortization of premium or accretion of discount using the interest method.
(3)	Includes collateralized mortgage obligations.

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

The composition of the investment portfolio as of December 31, 2010 is summarized below:

Sector	%

Municipals	1.8%
Fixed Agency	5.3%
Floating MBS	2.9%
Floating CMO	1.6%
Fixed MBS	0.4%
Fixed CMO	88.0%

100.0%

At December 31, 2010, approximately 97.8% of the mortgage backed securities (MBS) and collateralized mortgage obligations (CMO) held by the Company were issued by the Government National Mortgage Association (GNMA), which is backed by the full faith and credit of the federal government and the remaining MBS and CMO securities were issued by Fannie Mae (FNMA) and Freddie Mac (FHLMC) institutions, with respect to which the federal government has affirmed its commitment to support.

The increase in mortgage-backed securities of $8.1 million as of December 31, 2010 as compared with December 31, 2009 was used to meet increased collateral requirements for public deposit funds. We purchased GNMA securities because they have zero risk based capital requirements under regulatory capital guidelines.

The following table presents information on the maturities and weighted average yields of the Company’s investment securities at December 31, 2010. The weighted average yields are calculated on the basis of book value of the investment securities and on the interest income of the investments adjusted for amortization of premium and accretion of discount.

Table 13: Investment Maturities and Yields

	December 31, 2010
	Held to Maturity			Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

U.S. Government and agency:
Within one year	$—	$—	—	$500	$502	2.18%
After one year to five years	—	—	—	—	—	—
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	—	—	—	500	502	2.18%

Mortgage-backed and CMO:
Within one year	—	—	—	18	19	5.09%
After one year to five years	110	111	4.86%	5,560	5,489	2.31%
After five years through ten years	13	13	1.82%	3,094	3,028	2.43%
After ten years	—	—	—	—	—	—

Total	123	124	4.54%	8,672	8,536	2.39%

State and municipal:
Within one year	—	—	—	—	—	—
After one year to five years	—	—	—	175	176	4.60%
After five years through ten years	—	—	—	—	—	—
After ten years	—	—	—	—	—	—

Total	—	—	—	175	176	4.60%

Total securities	$123	$124	4.54%	$9,347	$9,214	2.42%

As of December 31, 2010, the overall portfolio has a yield of 2.46%, on a fully taxable equivalent basis. The portfolio has a weighted average repricing term of 4.5 years; 95.4% of total holdings are invested in fixed rate securities; and 98.7% of the portfolio is categorized as available for sale. As of December 31, 2010, the total portfolio, including both held to maturity and available for sale investments, currently contained an unrealized loss of $133.1 thousand.

Fixed agency and mortgage-backed holdings, including fixed MBS and fixed CMO holdings, total $8.6 million par value, or 93.7% of the total holdings, and have a taxable equivalent yield to the effective maturity date of 2.32%. Municipal holdings total $175.0 thousand par value, or 1.8% of total holdings, and have a taxable equivalent yield to the effective maturity date of 6.66%. Management believes that the overall portfolio has good credit quality, as all of the issues are rated Aaa by Moody’s.

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

Total deposits were $960.2 million at December 31, 2010, down $120.7 million from the record $1.1 billion as of December 31, 2009, or a decrease of 11.2%. The decrease in deposits was primarily related to a $98.1 million decrease in brokered deposits as the Company continues to reduce its reliance on brokered deposits. Prior to 2010, the Company had several years of deposit growth that was used to fund its loan growth. Deposits increased $317.9 million or 41.7% in 2009 as compared with 2008, and grew $190.7 million or 33.3% to $763.0 million in 2008. Of the deposit growth in 2009 and 2008, $129.6 million and $202.2 million, respectively, was related to increases in brokered deposits. Noninterest-bearing demand deposits decreased $3.7 million or 8.1% during 2010 and $2.3 million or 4.9% during 2009, following an increase of $6.0 million or 14.6% during 2008. The decrease in these accounts is reflective of the overall general economy and reduction in balances of existing accounts. Interest-bearing demand deposits also decreased in 2010 by $9.1 million or 12.0% as compared with an increase of $10.9 million or 16.7% during 2009. The decrease was primarily attributable to a decrease in rates paid on our promotional interest-bearing money market account and the resultant withdrawal of account balances. Savings deposits increased $1.8 million or 25.3% in 2010 following an increase of $695.0 thousand or 10.9% during 2009. Included in time deposits less than $100,000 as of December 31, 2010, 2009 and 2008 are $394.2 million, $492.3 million and $362.7 million, respectively, in brokered certificates of deposit. The interest rates paid on these deposits are consistent with, if not lower than, the market rates offered in our local area. Also included in time deposits less than $100,000 are internet gathered deposits. As of December 31, 2010 and 2009, the Company had $40.8 million and $37.4 million in internet gathered deposits, respectively. Excluding the brokered and internet gathered deposits, core retail certificate of deposits decreased by $7.2 million in 2010, as compared with increasing $81.3 in 2009. The majority of the decrease in 2010 came during the last half of 2010, as management controlled its time deposit balances based on liquidity needs through interest rates offered on these accounts, and did not pursue non-relationship certificate of deposit accounts. Certificates of deposit with balances of $100,000 or more decreased $7.8 million or 4.4% in 2010 as compared with an increase of $65.0 million or 57.2% in 2009. These balance fluctuations were the result of management controlling the level of certificates of deposit through pricing depending on liquidity needs and asset growth. Management believes overall growth in deposits is achievable as a result of the Company’s competitive interest rates on all deposit products, new branch locations opened in prior years, special deposit promotions and product enhancements, as well as the Company’s continued marketing efforts.

Interest rates paid on specific deposit types are set by management and are determined based on (i) the interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability of and cost of alternative sources of funding and (iv) anticipated future economic conditions and interest rates. As an “undercapitalized” bank, the Bank may not accept any new brokered deposits, or renew or roll-over any existing brokered deposits, and may not pay rates in excess of 75 basis points above the local market average on deposits of comparable maturity. These rate restrictions have not hampered our deposit gathering efforts. Customer deposits are attractive sources of liquidity because of their stability, cost and the ability to generate fee income through the cross-sale of other services to the depositors. The Company will continue funding assets with deposit liability accounts and focus upon core deposit growth as its primary source of liquidity and stability.

Deposits from related parties held by the Company at December 31, 2010 and 2009 amounted to $8,180,267 and $10,665,257, respectively. Included in the balance at December 31, 2010 are deposits totaling $2,542,993 for directors and executive officers who retired their position during 2010.

The breakdown of deposits at December 31 for the three previous years is shown in the following table.

Table 14: Deposits by Classification

	December 31,
	2010		2009		2008
(dollars in thousands)	Balance	%	Balance	%	Balance	%

Noninterest-bearing demand deposits	$41,287	4.30%	$44,941	4.16%	$47,259	6.19%
Interest-bearing demand deposits	67,098	6.99%	76,218	7.05%	65,312	8.56%
Savings deposits	8,900	0.93%	7,101	0.65%	6,406	0.84%
Time deposits:
Less than $100,000	671,989	69.98%	773,888	71.60%	530,303	69.50%
$100,000 or more	170,960	17.80%	178,748	16.54%	113,726	14.91%

	$960,234	100.00%	$1,080,896	100.00%	$763,006	100.00%

Table 15: Maturities of Time Deposits $100,000 or More at December 31, 2010

(in thousands)	Amount

3 months or less	$27,705
Over 3 through 6 months	30,201
Over 6 through 12 months	43,361
Over 12 months	69,693

Total	$170,960

Borrowings

The Company’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of the Company and customers while enhancing its cost of funds structure.

Borrowings are primarily composed of federal funds purchased, advances from the FHLB of Atlanta, and advances from the Federal Reserve Discount Window. At December 31, 2010, the Company had $79 million of advances outstanding from the FHLB of Atlanta and no advances outstanding from the Federal Reserve Discount Window or federal funds purchased outstanding. At December 31, 2009, the Company had $85 million of advances outstanding from the FHLB of Atlanta and no advances outstanding from the Federal Reserve Discount Window or federal funds purchased outstanding. Because we are no longer considered well-capitalized, our ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowing. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. See Notes 8 and 9 in the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K for additional disclosures related to borrowing arrangements.

On November 30, 2005, $20 million of trust preferred securities were placed through Commonwealth Bankshares Capital Trust II. The trust issuer has invested the total proceeds from the sale of the Trust Preferred in Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Parent. The trust preferred securities pay cumulative cash distributions quarterly at an annual fixed rate equal to 6.265% through the interest payment date in December 2010 and a variable rate per annum, reset quarterly, equal to LIBOR plus 1.40% (approximately 1.70% at December 31, 2010), thereafter. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. The trust preferred securities are redeemable on or after December 30, 2010, in whole or in part. Redemption is mandatory at December 30, 2035. The Parent has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Parent’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Parent.

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

As a result of the Bank being deemed to be in troubled condition within the meaning of federal statutes and regulations and subject to the Written Agreement, the Company is restricted from making payments on its trust preferred securities and, therefore, is restricted from payments on the Junior Subordinated Debentures.

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

Currently, the Bank is deemed to be in troubled condition within the meaning of federal statutes and regulations, and each of the Parent and the Bank may not pay dividends to its shareholders. Additionally, under the terms of the Written Agreement, each of the Company and the Bank are subject to additional limitations and regulatory restrictions and may not pay dividends to its shareholders. See Item 1. Business (Regulation and Supervision-Troubled Condition of the Bank and-Written Agreement)

In April 1999, the Company’s Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan. Shares purchased from the Company with reinvested dividends are issued at a five percent (5%) discount from the market value. The plan also permits optional cash payments up to $20.0 thousand per quarter for the purchase of additional shares of common stock. These shares are issued at market value, without incurring brokerage commissions.

For the year ended December 31, 2010, the Company did not pay out any dividends. For the year ended December 31, 2009, the Company paid out quarterly cash dividends for a total of $0.10 per share or a 68.8% decrease from the year ended December 31, 2008. On February 27 and May 29, 2009 the Company paid dividends of $0.08 and $0.02 per share, respectively. In 2008, the Company paid a $0.08 cash dividend on each of February 29, May 30, August 29 and November 28, for a total of $0.32 paid out per share in 2008, an increase of 14.3% over 2007.

Capital Resources and Adequacy

Total stockholders’ equity at December 31, 2010 decreased $52.0 million or 64.9% to $28.1 million compared to $80.0 million at December 31, 2009. During 2009, stockholders’ equity decreased $26.3 million or 24.8% from $106.4 million at December 31, 2008. During 2008, stockholders’ equity decreased 6.2% from $113.4 million at December 31, 2007. The decrease in stockholders’ equity in 2010 was directly related to the $51.8 million net loss incurred during 2010. Contributing to the decrease in 2009 was our loss for the year of $25.8 million and the payment of dividends to stockholders of $685.7 thousand. Contributing to the decrease in 2008 was our loss of $3.7 million, the $2.1 million of common stock repurchased by the Company and the payment of dividends to stockholders of $2.2 million. Stockholders’ equity as a percentage of average assets was 2.3%, 7.0%, and 11.1% as of December 31, 2010, 2009 and 2008, respectively. The decrease in equity as a percentage of average assets over the last two years is directly associated with the significant losses incurred by the Bank over that time period.

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

Under Federal Reserve Bank rules, the Company and the Bank were considered “undercapitalized,” as of December 31, 2010. The Bank’s risk-adjusted capital ratios at December 31, 2010, were 5.53% for Tier 1 and 6.88% for total capital, with the total capital ratio being below the required minimum of 8.0% to be adequately capitalized. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.

Since the Bank was “undercapitalized” at December 31, 2010, the Bank is not allowed to originate or renew brokered deposits and the interest rate paid for deposits will be limited to 75 basis points above the national rate for similar products unless the Bank can demonstrate to the FDIC that prevailing rates in its market areas exceed the national average. The Company has received a determination from the FDIC that it is operating in a high rate area. As a result, the Bank may use the prevailing rate for the local area to determine conformance with the interest rate restrictions contained in the FDIC’s Rules and Regulations. Accordingly, the Bank is required to maintain deposit rates within 75 basis points of the local market averages for all local deposits of comparable size and maturity.

As part of its obligations under the Written Agreement, both the Company and the Bank have submitted a capital plan to maintain sufficient capital at the Company, on a consolidated basis, and the Bank. The Board and management will make their utmost efforts to raise sufficient capital to regain “well capitalized” status at all levels.

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

The Company’s independent registered public accounting firm has included a going concern emphasis paragraph in their report on the December 31, 2010 consolidated financial statements due to the Company’s 2010 financial results, the substantial uncertainty throughout the U.S. banking industry, the Written Agreement the Company and the Bank have entered into and the Bank’s “undercapitalized” status. See Note 1 to the Consolidated Financial Statements included as Exhibit 99.1 of this Form 10-K. As further discussed below, the Company’s management has maintained a high level of liquid assets at December 31, 2010 because of the above issues in order to meet its cash flow needs over the next twelve months.

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $129.1 million, $191.1 million and $18.5 million as of December 31, 2010, 2009 and 2008, respectively. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. Additionally, the Company has maintained a high level of funds in overnight investments over the past year which are readily available to meet cash flow needs. The Company maintains the ability to borrow from the Federal Home Loan Bank of Atlanta up to ten percent of the Bank’s assets ($117.9 million at December 31, 2010) and up to $35.5 million from the Federal Reserve Bank discount window, which represented collateral values available based on loans pledged. At December 31, 2010, the Bank had lendable collateral value of $84.0 million pledged at the FHLB of Atlanta, and, therefore, the entire $117.9 million was not available to borrow from at December 31, 2010. At December 31, 2010, the Company had borrowed $79 million from the FHLB and based on collateral discounting criteria used by the FHLB of Atlanta, had availability of $119.0 thousand at December 31, 2010. The Company had no borrowings from the FRB discount window outstanding at December 31, 2010. As of December 31, 2010, the Bank is classified as “undercapitalized” under banking regulations. As an “undercapitalized” bank, federal banking regulations prohibit us from originating or renewing brokered deposits and also restrict the interest rates that we can offer on our deposits. The Bank’s brokered deposits maturing during 2011 total $77.1 million. Based on available asset liquidity of approximately $119.9 million (which excludes available for sale securities, the majority of which were pledged for public deposits) at December 31, 2010, in conjunction with the Bank’s ability to generate funding through the internet deposit market, management believes adequate liquidity exists to fund brokered deposits maturing during 2011. Additionally, because of our troubled condition our ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowing. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. Because borrowings from the FHLB and FRB have historically represented our primary source of debt financing, restrictions on our borrowing capacity from the FHLB or FRB could adversely affect our access to debt financing. As a result of the potential issues discussed above, the Company’s management has maintained a high level of liquid assets, and has the ability to generate liquidity through deposit funding, including the gathering of internet deposits. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

The Company’s Asset/Liability Management Committee (“ALCO”) is responsible for formulating liquidity strategies, monitoring performance based on established objectives and approving new liquidity initiatives. ALCO’s overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, customer requirements and regulatory constraints. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, taking on manageable interest rate risk and adhering to conservative financial management on a daily basis. These strategies are monitored regularly by ALCO and reviewed periodically with the Board of Directors. As a result of our compliance efforts related to the Written Agreement and the resulting restrictions placed on brokered deposits and deposit rates, the ALCO Committee has been closely and carefully monitoring our liquidity position on a regular basis and will take actions available to us to protect our position.

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

The following table summarizes the Company’s significant contractual obligations, contingent obligations and certain other off-balance sheet commitments outstanding as of December 31, 2010:

Table 16: Contractual Obligations

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$15,777	$1,821	$3,676	$3,439	$6,841
Other liabilities on balance sheet under GAAP:
Federal Home Loan Bank advances	29,000	29,000	—	—	—
Trust preferred capital notes	20,619	20,619	—	—	—
Long-term debt	50,000	—	—	—	50,000
Off-balance sheet commitments:	—
Standby letters of credit	10,081	9,971	110	—	—
Commitments to extend credit	15,479	10,644	783	1,303	2,749

Total contractual obligations	$140,956	$72,055	$4,569	$4,742	$59,590

As of December 31, 2010, all unfunded commitments on the acquired residential mortgage home equity loans were frozen and, therefore, there were no loan commitments related to these loans included in the above table. However, after a review of the acquired residential mortgage home equity loans during the first quarter of 2011, it was determined that the credit quality of certain of these loans warranted re-establishing approximately $20.5 million of the outstanding available line of credit for these loans.

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

In June 2009, the FASB issued Accounting Standards Update No. (“ASU”) 2009-16 (formerly Statement of Financial Accounting Standards No. (“SFAS”) 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140). ASU 2009-16 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance was effective January 1, 2010. The Bank entered into an asset purchase and sale agreement with a third party during August 2010, whereby certain non-performing commercial and construction and development loans of the Bank were sold, without recourse. In addition, on the same day the Bank entered into and closed a purchase and sale agreement pursuant to which the Bank purchased a pool of performing residential mortgage home equity loans. The transaction resulted in a gain of $1.1 million and interest and fee income of $4.6 million during the quarter. Refer to Note 4 to Consolidated Financial Statements included in Exhibit 99.1 of this Form 10-K for further information.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and, (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds,” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a material impact on the Company’s financial statements.

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

In February 2010, the FASB issued ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds.” ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services - Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Company as of January 1, 2010 and did not have a material impact on the Company’s financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815),” which clarifies that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. The provisions of ASU 2010-11 were effective July 1, 2010 and did not have any impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (Topic 310)” and is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring, or TDR. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions. The provisions of this Update will be applied prospectively with early application permitted. Upon initial adoption of the guidance in the Update, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not have any pools of loans accounted for in accordance with Subtopic 310-30, and therefore, the adoption of the Update will not have a material effect on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).” The guidance significantly expanded the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of the end of period reporting portion of this Update enhanced disclosures related to the credit quality of our loans as described in Note 4 to the Consolidate Financial Statements. Disclosures regarding activity that occurs during a reporting period will be effective in the interim reporting period ending March 31, 2011. In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective date of Disclosures about Troubled Debt Restructurings in ASU 2010-10.” The update defers the effective date of reporting TDR credit quality disclosures until after the FASB had clarified its guidelines for determining what constitutes a TDR.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The update requires companies to perform a step 2 analysis if the carrying value of a reporting unit is zero or negative and if it is more likely than not that goodwill is impaired. The update is effective for goodwill impairment testing performed during 2011with any resulting impairment charge recorded through a cumulative effect adjustment to beginning retained earnings. The Company has adopted the standard as of January 1, 2011 and will apply the new guidance to future goodwill impairment testing, but the Company does not expect the standard to have a material impact on its goodwill impairment evaluation.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310) “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The amendments in this update provide guidance and clarification in evaluating whether a restructuring constitutes a troubled debt restructuring. In making this determination, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring, and should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, “Receivables (Topic 310): Deferral of the Effective date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” for interim and annual periods beginning on or after June 15, 2011. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company will adopt this standard as of July 1, 2011 and will apply the new guidance in its determination of trouble debt restructuring and related disclosure requirements but does not expect the standard to have a significant impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is exposure to interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. Based on the nature of the Company’s operations, it is not subject to foreign currency exchange or commodity price risk. The Bank’s loan portfolio is concentrated primarily in the South Hampton Roads and Northeastern North Carolina areas, including the cities of Norfolk, Virginia Beach, Chesapeake, Portsmouth and Suffolk, Virginia and the Outer Banks of North Carolina and is, therefore, subject to risks associated with these local economies. As of December 31, 2009 and 2010, the Company did not have any hedging transactions in place such as interest rate swaps or caps.

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

The Company uses a variety of traditional and on-balance sheet tools to manage its interest rate risk. Gap analysis, which monitors the “gap” between interest-sensitive assets and liabilities, is one such tool. In addition, the Company uses simulation modeling to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable and falling interest rate scenarios, the Company strives to position itself to take advantage of anticipated interest rate movements, and protect itself from unanticipated interest rate movements, by understanding the dynamic nature of its balance sheet components.

Earnings at Risk as shown in the Earnings Simulation Analysis below measures short-term risk exposure, because it measures the effect changes in interest rates have on earnings over a one-year time horizon. Economic Value of Equity at Risk (“EVE”) as shown in the Market Value Simulation below, measures long-term risk exposure. The difference in the durations of assets and liabilities could result in different effects on the outcome of the earnings at risk as compared to EVE.

Earnings Simulation Analysis: Management uses simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analyses, such as the static gap analysis. Assumptions used in the model are derived from historical trends, peer analysis and management’s outlook. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios. Many factors affect the timing and magnitude of interest rate changes on financial instruments. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

The following table represents the interest rate sensitivity on net interest income for the Company for the twelve months following each of the years ended December 31, 2010 and December 31, 2009, using different rate scenarios:

Change in Prime Rate	2010 % Change in Net Interest Income	2009 % Change in Net Interest Income
+ 200 basis points	14.25%	19.29%
+ 100 basis points	7.64%	9.75%
- 100 basis points	-2.49%	-5.37%
- 200 basis points	-2.43%	-5.47%

Given that the Fed Funds Target and Prime Rate remain at 0.25% and 3.25%, respectively, we believe that a 100 or 200 basis point drop in the Prime Rate is very unlikely in the current interest rate environment.

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

The following table reflects the change in net market value over different rate environments as of December 31, 2010 and December 31, 2009:

Change in Prime Rate	2010 % Change in Net Market Value	2009 % Change in Net Market Value
+ 200 basis points	-11.88%	-8.62%
+ 100 basis points	-18.74%	-3.44%
- 100 basis points	12.05%	8.83%
- 200 basis points	46.75%	25.64%

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are included with this Form 10-K as Exhibit 99.1. Refer to the index to the Consolidated Financial Statements for the required information.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Interim President and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Among other factors in its evaluation, the Company considered the underlying reasons for the material weaknesses in internal control over financial reporting described below. Based on that evaluation, the Interim President and the Chief Financial Officer have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Interim President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. This conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting is ineffective. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was ineffective based on those criteria due to the identification of several material weaknesses. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following material weaknesses:

•

Inconsistencies in the application of allowance for loan loss methodology – Although we made significant improvements during 2010 in respect to our processes for the determination of the allowance for loan losses, management identified inconsistent applications of the Company’s allowance for loan loss methodology, including use of stale or inaccurate appraisals and borrower financial information; inconsistencies in the mechanisms used to evaluate collateral; untimely identification and evaluation of nonaccrual and impaired loans, including improperly assigned loan risk ratings and resulting effects on revenue recognition and provision for loan losses.

•

Ineffective loan closing and disbursement controls – Management identified instances of excessive overrides of loan closing department controls by former members of management, without proper reporting and follow-up of the override, circumventing key controls established to provide information necessary for proper credit decisions. Additionally, management identified instances where disbursements were made on construction loans without site visits and proper monitoring of construction project status.

•

Inadequate control for proper reporting of TDRs – Management determined that controls existing at December 31, 2010 were inadequate to provide reasonable assurance as to the proper reporting of TDRs. In particular there were instances where loan officers did not identify a loan modification as a TDR loan and modifications that were properly indentified as TDR loans were not timely reported to the Accounting Department.

Remediation Plan

The Company is currently designing and implementing a plan to strengthen and sharpen its internal control over financial reporting in order to remediate the above-described material weaknesses. In particular, the Company has implemented or is in the process of implementing and will continue to reinforce the following actions:

•	Remediation of inconsistencies in the application of allowance for loan loss methodology

•

Management is in the process of ordering and receiving updated appraisals and current borrower financial statements for a substantial portion of the adversely classified assets. In addition, an experienced banker was hired to oversee the review of all appraisals.

•

On a semiannual basis, management will continue to utilize a third party loan review team to improve the risk rating and problem loan identification process. In addition, the Chief Credit Officer will be assigned responsibility to ensure follow-through as warranted on issues identified in the third party loan review or other loan assessments.

•

Continued enhancement of training for its loan officers in the risk rating and problem loan identification process. Credit administration and the Chief Credit Officer, working with our third party loan review team, will continue to have full authority in the final judgment of credit ratings.

•

A new problem loan report has been designed and adopted for all classified assets. This redefined report has more precise information regarding the identified collateral and an in-depth analysis of the borrower’s financial position and will be supplemented with updated appraisals and analysis as warranted. These reports are reviewed and approved by the Chief Credit Officer and used by credit administration as part of the determination of the provision for loan losses.

•	Expanded the Company’s credit analysis department to ensure timely review of borrowers’ current financial condition and the timely preparation of a global cash flow as warranted.

•	Integrating recent hires into our improving credit culture in connection with management and other personnel changes.

•	Remediation of ineffective loan closing and disbursement controls

•

Management override of loan closing and disbursement controls is no longer permitted, except in very limited circumstances. Any override will be properly tracked, monitored, and reported to the audit committee.

•	Remediation of inadequate control for proper reporting of TDRs

•

A new credit approval form has been designed and put in place for all loan modifications. This comprehensive form outlines the terms, conditions, and history of the loan with a high level of detail and identifies whether or not it is a TDR. The loan modification and related form is reviewed and approved by the newly established senior loan committee. The committee focuses on among other things, applying the TDR criteria to loan modifications to ascertain if they are TDR’s.

•	Continued education for the Company’s loan officers on the criteria of a TDR.

•

On a quarterly basis, the Chief Credit Officer will review the list of loan modifications for the quarter to ensure all modifications were properly evaluated to determine if they met the TDR criteria and if they did were properly reported as such.

The Company’s Board of Directors will actively monitor these remedial efforts and may direct that additional measures be taken, as it deems appropriate from time to time. Management will also assess on an ongoing basis the effectiveness of these actions as they are implemented, and adjust the Company’s remedial efforts as it deems prudent, subject to Board oversight and direction. Through these steps, the Company believes it will be able to appropriately address and remediate the material weaknesses in its internal control over financial reporting disclosed above. The Company, however, cannot assure you that it or its independent accountants will not in the future identify further material weaknesses or significant deficiencies in the Company’s internal control over financial reporting that have not been discovered to date. In addition, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. The only changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, are summarized in the discussion of the remediation plan above. The Company expects the changes related to the remediation plan to materially affect and improve its internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

Currently, the Board of the Parent is comprised of five members who are divided into three classes. These directors serve for the terms of their respective classes, which expire in 2011, 2012 and 2013. The following table sets forth the current composition of the Board of Directors.

Class I	Class II	Class III
(Term Expiring in 2013)	(Term Expiring in 2011)	(Term Expiring in 2012)

Richard J. Tavss	Herbert L. Perlin	Laurence C. Fentriss
Kenneth J. Young Thomas W. Moss, Jr.

The following paragraphs set forth certain information, as of December 31, 2010, for each of the five directors of Commonwealth Bankshares, Inc. In considering the directors’ individual experience, qualifications attributes and skills, the Board has concluded that the appropriate experience, qualifications, attributes and skills are represented for the Board as a whole and for each of the Board’s committees. In addition, each director possesses characteristics that led the Board to conclude that such person should serve as a director. The information presented below includes information each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly–held companies of which he currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each nominee’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our director nominees have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment as well as a commitment to service to the Parent and our Board.

Class I

(Term Expiring in 2013)

Richard J. Tavss, 71, has served as Senior Counsel of Tavss Fletcher, Norfolk, Virginia, since 1977. Mr. Tavss has practiced law for over 47 years including representation of all types of businesses. He is also part owner and manager of several successful businesses. Through his legal career and business experience, Mr. Tavss has extensive expertise in business transactions and law that is invaluable to our Board. Mr. Tavss has served as a director of the Parent and the Bank since 1988.

Class II

(Term Expiring in 2011)

Herbert L. Perlin, 70, has served as senior partner of Perlin Rossen & Stanley L.L.C., a wealth management group located in Chesapeake, Virginia, since 1983. Mr. Perlin provides financial consulting to corporate and individual business owners. He has over eight years of banking experience working with First Virginia Bank where he headed the real estate lending department and has taught tax and accounting classes at Tidewater Community College. Mr. Perlin brings to our Board in-depth knowledge of our local business markets and significant experience regarding real estate lending, personal and corporate finance, and tax. Mr. Perlin has served as a director of the Parent since 1988 and as a director of the Bank since 1987.

Kenneth J. Young, 60, has served as President of the Norfolk Tides and Albuquerque Isotopes baseball clubs and Ovations Food Services, since 1996. Mr. Young has owned and operated several successful businesses over the last 25 years. Until October of 2010, Mr. Young served as a director of Progress Bank of Florida, which during 2010 was closed by the Florida Office of Financial Regulation and the FDIC was named receiver. Mr. Young brings to our Board a wide range of business expertise and management skills, and provides knowledge and insights developed from his past experience serving on the board of directors of another financial institution. Mr. Young has served as a director of the Parent and the Bank since 1999.

Thomas W. Moss, Jr., 82, was elected Treasurer of the City of Norfolk in 2001. Mr. Moss was formerly Attorney, President and sole owner of Thomas W. Moss, Jr. PC and a former House Majority Leader and Speaker of the House of Delegates for the Commonwealth of Virginia. Mr. Moss served in the Virginia General Assembly for 34 years. Mr. Moss brings to the Board his experience as a legislator, including service on numerous committee memberships and chairmanships, which has strengthened his leadership and consensus-building skills. He also has public relations experience from running for and serving in, elected office. Mr. Moss contributes his significant connections throughout the Commonwealth of Virginia and his extensive public relations, legislative, leadership and consensus-building skills to our Board. Mr. Moss has served as a director of the Parent and the Bank since 1999.

Class III

(Term Expiring in 2012)

Laurence C. Fentriss, 56, has been Managing Partner of CBIA Advisors, Inc., a private equity fund, since 2006 and President and CEO of Acquiror, Inc., an investment company, since 1996. He is the past President of Anderson and Strudwick Investment Corporation, parent of Anderson and Strudwick, Inc., a full service brokerage and investment banking firm, and formerly co-founder of Baxter, Fentriss and Company, an investment banking firm. Mr. Fentriss brings to the Board 34 years of experience in the banking industry. Mr. Fentriss was formerly an officer of Crestar Bank. Mr. Fentriss serves as a director of ICBN Financial, a public company in Ontario, California. Mr. Fentriss is also a director of Gateway Bank, F.S.B., in San Francisco, California and Mr. Fentriss has served as a director of the Parent and the Bank since 2001. Until October of 2010, Mr. Fentriss served as Chairman of the Board of Progress Bank of Florida, which during 2010 was closed by the Florida Office of Financial Regulation and the FDIC was named receiver.

During 2010, the Board adopted a mandatory retirement policy for directors providing that a director cannot stand for reelection if he or she will obtain the age of 75 or greater in the year that he or she is subject to reelection. Pursuant to this policy, current director Thomas W. Moss, Jr. will retire from the Board of Directors at the 2011 annual meeting. The Company is grateful for the contributions that he has made through his service on the Board of Directors.

Executive Officers

The following individuals serve as executive officers of the Company.

Chris E. Beisel, 61, served as an Executive Vice President and the Chief Credit Officer of the Company from March 2010 until December 31, 2010. In connection with the retirement of Edward J. Woodard, Jr., CLBB, former President and Chief Executive Officer of the Parent and the Bank, on December 31, 2010, Mr. Beisel was appointed Interim President effective as of December 3, 2010. Prior to joining the Company, Mr. Beisel held various positions with Gateway Bank/Bank of Hampton Roads from 2003 to 2010 that included Senior Vice President and City Executive for Chesapeake, Virginia and Hampton Roads Regional President. Mr. Beisel’s duties in these roles included commercial lending, supervision, and branch administration. During an 18-month period from 2002 to 2003, he served as a commercial lender and Vice President with SouthTrust Bank and later BB&T. Prior to that time, Mr. Beisel was employed by Central Fidelity Bank/Wachovia Bank from 1978 to 2002 in a number of positions including the department head of real estate finance for Hampton Roads and later Northern Virginia, manager of small business banking for the state of Virginia and numerous other retail and commercial banking positions.

Cynthia A. Sabol, CPA, 48, assumed the role of Executive Vice President, Chief Financial Officer and Secretary of the Parent and Bank in February 2004. Ms. Sabol is also Director, Vice President, Secretary and Treasurer of BOC Title of Hampton Roads, Inc., T/A Executive Title Center, BOC Insurance of Hampton Roads, Inc., and Commonwealth Financial Advisors, LLC and Director, Vice President and Treasurer of Community Home Mortgage of Virginia, Inc., T/A Bank of the Commonwealth Mortgage. Prior to joining the Company, she worked at Hampton Roads Bankshares, Inc., a community bank located in Norfolk, Virginia, as Senior Vice President and Chief Financial Officer for ten years and as an executive with Ernst and Young, a public accounting firm, for nine years. Ms. Sabol is a certified public accountant and received a Bachelor of Science degree from the State University of New York at Albany.

Simon Hounslow, 46, Executive Vice President and Chief Lending Officer has been with the Bank since 1989. In December 2004, he was promoted from Senior Vice President to Executive Vice President and Chief Lending Officer. Mr. Hounslow has over 21 years in the banking industry, specializing in commercial, consumer and construction lending.

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

Based solely on a review of the copies of such forms furnished to the Company, or written representations that no other reports were required, the Company believes that all Section 16 filing requirements applicable to its directors, officers and greater than 10.0% beneficial owners were complied with in 2010.

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

Audit Committee and Audit Committee Financial Expert

The Company’s Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee of the Board of Directors is currently composed of three non-employee directors, Thomas W. Moss, Jr., Herbert L. Perlin and Kenneth J. Young. Prior to their retirements during 2010, Morton Goldmeier, E. Carlton Bowyer, Ph.D. and William D. Payne, M.D. also served on the Audit Committee. The Board has determined that Herbert L. Perlin, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K and that each member of the Audit Committee is independent within the meaning of Rule 5605(a)(2) of the Listing Rules of the NASDAQ and Rule 10A-3 under the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Personnel/Compensation Committee (the “Committee”) assists the Board of Directors in administering the policies governing the annual compensation paid to executive officers. The goal of the Committee is to motivate executives to achieve a range of performance consistent with the Company’s strategic and business plans approved by the Board of Directors while insuring that the financial costs of current or proposed compensation and benefit programs are reasonable and consistent with industry standards and shareholder interests. The Committee is currently comprised of two non-employee directors, Kenneth J. Young, Chairman, and Thomas W. Moss, Jr., each of whom is independent under the NASDAQ listing standards.

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

Compensation Program Components and Process

The primary elements of compensation for our executives include: salary, bonus, equity incentive awards, health, disability and life insurance, perquisites, and until these agreements were terminated in March 2010, deferred supplemental compensation. In designing and administering the Company’s executive compensation programs, the Committee attempts to strike an appropriate balance among these various elements, each of which is discussed in detail below. The Committee believes that executive compensation should be closely tied to financial and operational performance of the Company, as well as to the individual performance and responsibility level of the executives. The Committee also believes that executive compensation should contain an equity-based component in order to more closely align executive interests with those of shareholders.

Executive compensation is set at the regularly scheduled fall meeting of the Committee. The Chief Executive Officer does not make recommendations regarding or participate in the review of his compensation. With respect to the Company’s other executive officers, the Committee historically has considered salary and incentive recommendations prepared by the Chief Executive Officer to establish compensation. Following extensive review and approval by the Committee, all issues pertaining to executive compensation are submitted to the full Board of Directors for its approval.

The Committee utilizes publicly available professional compensation surveys and labor market studies, including the Virginia Bankers Association’s Annual Executive Compensation and Benefits Survey, to make informed decisions regarding pay and benefit practices. Surveys prepared by management have been used to periodically ensure that the Company is maintaining its labor market competitiveness. The Company has historically reviewed the executives’ salaries and benefits with those of executives in comparable positions within businesses of a similar size in the Company’s marketplace. While the Company does not target compensation at set percentage levels compared to the market, the Committee has historically sought to provide salary, incentive compensation opportunity and employee benefits that fall within the average practice of the Company’s competitors and the labor markets in which it participates, with the potential for higher than average compensation when the Company or the executive exceeds their performance goals. However, in light of Company performance in 2009, for 2010, executive compensation decisions were not based on any bench marking of peer institutions since the Committee determined not to raise salaries or grant any equity awards for 2010.

Base Salary

Using the data obtained in the salary surveys, base pay for the Company’s executives is established based on the scope of their responsibilities, performance and the applicable competitive market compensation paid by other companies for similar positions. The subjective decisions regarding the amount and mix of compensation elements are primarily based upon an assessment of each executive’s leadership, performance and potential to enhance long-term shareholder value. Key factors include: the executive’s contribution to the Company’s financial results, and the executive’s effectiveness in leading initiatives to increase long-term shareholder value, productivity and revenue growth. Based on the overall financial performance of the Company, the Committee decided that none of the named executive officers (“NEOs”) warranted a salary increase for 2010.

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

The executive commercial loan officers’, including the Chief Lending Officer, annual bonuses are set as a percentage of base salary and are tied to the achievement of several targets. The maximum potential bonus an executive commercial loan officer may be awarded is 50% of his base salary. The payout percentage is based on the officer’s average outstanding loan volume under management at the end of October of each year subject to increase or decrease based on satisfaction of the factors below. For every $2 million increase in average loan volume above the base volume of $10 million, the bonus will increase by 1% of the officer’s base salary beginning at 1%. In order to achieve the maximum bonus payout several factors will be considered: the Company must achieve certain profitability and performance levels which are set at the beginning of each year by the Committee; the credit quality of the commercial loan officer’s individual portfolio must be acceptable in the opinion of and based solely on the judgment of the President and Chief Executive Officer and the Committee; and management of the commercial loan officer’s loan portfolio regarding quality of loan write-ups, monitoring collateral and financial statement exceptions, monitoring past due loans and monitoring maturity issues, must meet or exceed established Company standards and be deemed acceptable by the President and Chief Executive Officer and the Committee. If the above goals are not met or performance is not in line with established Company standards, the bonus level, if any, awarded to the executive commercial loan officer is at the sole discretion of the Committee. In light of Company performance in 2009, the Committee determined not to offer a cash bonus opportunity under the management incentive cash bonus program for 2010.

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

For the past several years, the Company has granted stock options as its only form of equity compensation. The Committee annually submits a recommendation in November to the Company’s Board of Directors regarding whether awards should be made for the fiscal year, and if so, the amount of award to be made to each recipient. The total value of the awards and their effect on shareholder dilution is considered in determining the total amount of awards to be made for each fiscal year. Annual awards are generally made to individuals at the end of each fiscal year. These grants are made by the Board, based on recommendations submitted to the Committee by the Company’s Chief Executive Officer, except for his award which is determined by the Committee, based on the executive’s contribution to the success of the Company, taking into consideration competitive grant levels and total options granted as a percentage of shares outstanding. Each grant is designed to align the long-term interests of the executive with those of the shareholders.

Any such awards of stock options are made at or above the market price at the time of the award. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate. So far, all stock options granted have a ten year life and are fully vested and exercisable at the date of grant. In an effort to minimize compensation expense given the difficult economic times and the financial results of the Company, the Committee thought it was appropriate not to grant stock options in 2010.

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

Deferred Supplemental Compensation

Prior to March 31, 2010 the Bank had a deferred supplemental compensation agreement with each of the named executive officers of the Company to help retain the services of these key executives. The Bank originally entered into these deferred supplemental compensation agreements to help retain the services of these key executives. Under Mr. Woodard’s supplemental agreement, upon the later of Mr. Woodard’s attaining the age of 65 or his retirement (or, if earlier, his death), Mr. Woodard or his beneficiary was entitled to payment from the Bank of: (i) $250,000 in 120 equal consecutive monthly installments of $2,083.33 each, (ii) $720,000 in 180 equal consecutive monthly installments of $4,000 each, and (iii) $540,000 in 180 equal consecutive monthly installments of $3,000 each. Under the supplemental agreement, Mr. Woodard was obligated to make himself available to the Company after his retirement, so long as he received payments under the supplemental agreement, for occasional consultation which the Company could have reasonably requested.

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

These deferred supplemental compensation agreements were terminated by mutual agreement, effective March 31, 2010, in recognition of the Bank’s desire to terminate the economic liability associated with the deferred supplemental compensation agreements involving all employees who were not in payment status under such agreements and as part of the Bank’s capital planning process. As a result of the termination of these agreements, these executives will not receive the benefits described above upon attaining the age of 65 or retirement, and no payments or other compensation was received by these executives in connection with the termination. Neither the Company nor the Bank incurred any early termination penalties as a result of the termination of these agreements.

Supplemental Life Insurance

In addition to all payments described above, pursuant to an additional term life insurance policy, upon Mr. Woodard’s death, the Company shall pay to his beneficiary a lump sum payment of $250,000, payable on the first day of the second calendar month immediately following the date of death. The life insurance policy was turned over to Mr. Woodard upon his retirement on December 31, 2010. All future premiums will be his responsibility.

Supplemental Executive Retirement Plan

Effective February 1, 2002, the Company’s Board of Directors approved the Bank of the Commonwealth Supplemental Executive Retirement Plan, which is an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year. Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicate how the deferred amount is to be invested between a fund that tracks the value of the Company’s stock and a simple interest bearing fund. The amount of deferred compensation in an executive’s account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank’s general creditors until such time as they are distributed to the executive. Distributions are generally available at retirement age, death, or on account of disability. In addition, an executive who separates from service for a reason other than retirement, death, or disability, is entitled to receive distributions when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions). Distributions may be made in certain situations following a change of control. Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations. As of December 31, 2010, no executives were participating in this plan.

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

The Company’s executive officers receive the fringe benefits normally provided by the Company to all other employees, including life, medical and disability insurance, participation in its 401(k) plan, paid time off and other Company-wide benefits which may be in effect from time to time. Prior to amendment effective December 29, 2009, the Company’s vacation and sick policy applicable to all employees and executive officers accumulated unused vacation and sick leave without limit and provided that, upon retirement or termination without cause, individuals would receive the value of accrued but unused vacation and sick leave either in the form of a lump sum cash payment or ongoing periodic payroll payments until paid in full. The Company accrued annually the cost of vacation and sick leave and expensed the amount for unused vacation and sick leave at the end of each year. While the amount of vacation provided under the policy varies based on several factors, all executive officers were and continue to be entitled to four weeks of vacation each year. As a result of the amendment, employees and executive officers can only carry over to the next year a total of five days of unused vacation and five days of unused sick leave; however upon termination of employment the amount of any earned and unused sick leave is forfeited and the amount of any carryover vacation at the date of termination is forfeited.

The Company amended the vacation and sick leave policy to eliminate the financial liability for unused vacation and sick leave beyond the limit. All employees and most executive officers were paid for accrued vacation and sick leave in December 2009; however, the Company determined not to pay at that time the amounts due to the named executive officers pending clarification of regulatory considerations which may be applicable to such payments. During 2010, the Company paid out the accrued vacation and sick pay to the named executive officers, other than Mr. Beisel who was not a participant in the policy prior to December 2009, which amount is reflected in the Summary Compensation Table for 2010.

In addition to these standard employee benefits, the executive officers are provided with the use of Company automobiles, and several named executive officers are provided with enhanced key-man long-term disability insurance and Mr. Woodard was provided a Company-paid membership to a country club for customer entertaining, prior to his retirement.

Employment Agreements

The Company has entered into employment agreements that include “change of control” provisions with certain key executives, including the named executive officers. The employment agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the named executive officers is provided on pages 60 and 62 under the sections “Employment Agreements” and “Potential Payments upon Termination or Change of Control.”

Regulatory Limitations

Under the terms of the Written Agreement, the Company is required to obtain prior approval for the appointment of new directors, the hiring or promotion of senior executive officers, and to comply with restrictions on “golden parachute” payments.

Tax and Accounting Implications

In designing its executive compensation programs, the Company takes into consideration the accounting and tax effect that each element will or may have on the Company and the executive officers as a group.

Beginning on January 1, 2006, the Company began accounting for stock-based payments including stock options, restricted stock or other equity awards in accordance with the requirements of FASB ASC Topic 718 “Stock Compensation.” In determining to grant only stock options instead of restricted stock or other forms of equity compensation, the Company considered the accounting impact and tax benefits, and has tried to minimize the overall equity compensation cost.

As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), which places a limitation on tax deductions of any publicly held corporation for individual compensation to certain executives of such corporation exceeding $1 million in any taxable year, unless the compensation is performance based. The Company believes that compensation paid under the management incentive plan is fully deductible for federal income tax purposes.

Mr. Woodard’s employment agreement provided and Ms. Sabol’s employment agreement provides for a gross–up payment in the event any payment or distribution by the Company to or for the benefit of either executive, under a change of control, would be subject to the excise tax imposed by Section 4999 of the Code, to cover the excise tax imposed on the payments. If the severance exceeds certain limits as outlined under the Code, the Company may lose part of the deductibility of the severance for income tax purposes.

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

Risk Assessment

The Company, under the guidance of the Audit Committee, has reviewed the compensation policies and practices of the Company as they relate to risk management. This review included both executive officer and non-executive officer compensation policies and practices and factors in place to mitigate any excess risk. In conducting the review, management focused on the risks associated with the Company’s compensation policies and practices and evaluated those risks in light of the Company’s operations and the internal compensation approval and compliance systems developed by the Company. The Company has determined that its policies and practices, including mitigating factors, are not reasonably likely to have a material adverse effect on the Company. See also “Executive Compensation – Compensation Discussion and Analysis” and “Compensation Committee Report” for additional information regarding compensation and associated risk assessment reviews.

Compensation Committee Report

The Personnel/Compensation Committee of the Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Personnel/Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, to be filed with the Securities and Exchange Commission.

The Personnel/Compensation Committee

Kenneth J. Young, Chairman

Thomas W. Moss, Jr.

Summary Executive Compensation

The following table sets forth information for the years ended December 31, 2010, 2009 and 2008 regarding the compensation paid or accrued by the Company and its subsidiary for the Company’s named executive officers. The Company had no other executive officers during 2010.

Summary Compensation Table for 2010

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)(2)	All Other Compensation ($)(3)	Total ($)

Edward J. Woodard, Jr., CLBB Former President and Chief Executive Officer (4)	2010	$530,000	$—	$—	$—	$—	$923,991	$1,453,991
	2009	$571,250	$—	$—	$—	$—	$4,839	$576,089
	2008	$575,250	$—	$—	$—	$117,594	$6,339	$699,183

Chris E. Beisel Executive Vice President Chief Credit Officer (5)	2010	$138,462	$—	$—	$—	$—	$711	$139,173

Cynthia A. Sabol, CPA, Executive Vice President and Chief Financial Officer	2010	$212,000	$—	$—	$—	$—	$126,189	$338,189
	2009	$212,000	$—	$—	$—	$45,152	$703	$257,855
	2008	$212,000	$—	$—	$—	$45,152	$5,425	$262,577

Simon Hounslow, Executive Vice President and Chief Lending Officer	2010	$173,745	$—	$—	$—	$—	$251,692	$425,437
	2009	$173,745	$—	$—	$—	$20,047	$825	$194,617
	2008	$173,745	$—	$—	$—	$20,047	$4,444	$198,236

Stephen G. Fields, Former Executive Vice President and Commercial Loan Officer (6)	2010	$158,634	$—	$—	$—	$—	$76,725	$235,359
	2009	$160,000	$—	$—	$—	$22,065	$520	$182,585
	2008	$160,000	$—	$—	$—	$22,065	$3,618	$185,683

(1)	Includes fees paid to Mr. Woodard as a director of the Company in the amount of $30,000 for 2010, $71,250 for 2009 and $75,250 for 2008.
(2)	Reflects the decrease in the NEO’s accumulated benefits under his or her deferred supplemental compensation agreement due to the termination of these agreements as of March 31, 2010. The accumulated benefits for each named executive officer were forfeited upon termination of the agreements. The decrease in benefits for each NEO was as follows: Mr. Woodard - $1,011,301; Ms. Sabol - $150,445; Mr. Hounslow - $101,748; and Mr. Fields - $88,387.
(3)	For 2010, includes 401(k) matching contribution for each of the eligible NEO’s, life insurance premium paid for the benefit of Mr. Woodard’s beneficiary and the payout of accrued vacation and sick leave, under the plan amendment, in the amount of $919,310 for Mr. Woodard, $125,181 for Ms. Sabol, $250,569 for Mr. Hounslow and $76,725 for Mr. Fields. See discussion of the plan amendment under “Perquisites and Other Employee Benefits” above. None of the NEO’s received perquisites exceeding $10,000 in the aggregate for 2010.
(4)	Mr. Woodard retired from the Board and as President and Chief Executive Officer of the Company and the Bank on December 31, 2010.
(5)	Mr. Beisel joined the Company on March 29, 2010 as Executive Vice President and Chief Credit Officer. 2010 salary represents a partial year of compensation. In connection with Mr. Woodard’s retirement, Mr. Beisel was appointed Interim President effective December 3, 2010.
(6)	Mr. Fields departed the Company and the Bank on December 9, 2010.

Grants of Plan-Based Awards

The Company did not grant any stock options or plan-based awards to the named executive officers for 2010.

Outstanding Equity Awards

The table below sets forth information regarding the outstanding equity awards as of December 31, 2010 held by each named executive officer. The Company has not granted any restricted stock.

Outstanding Equity Awards at 2010 Fiscal Year-End

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Option Exercise Price ($)	Option Expiration Date

Edward J. Woodard, Jr., CLBB(4)	6,050	(2)	$5.893	10/01/11
	5,324	(2)	15.950	12/30/13
	5,445	(2)	15.512	12/14/14
	3,630	(2)	15.512	12/14/14
	36,300	(3)	19.008	09/26/15
	3,630	(2)	19.314	09/26/15
	3,630	(3)	21.694	11/15/15
	1,320	(3)	24.873	12/06/16
	1,500	(3)	16.980	12/11/17

Chris E. Beisel	—		—	—

Cynthia A. Sabol, CPA	7,260	(2)	$15.512	12/14/14
	36,300	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
	1,500	(3)	16.980	12/11/17

Simon Hounslow	3,025	(2)	$5.893	10/01/11
	4,840	(2)	15.950	12/30/13
	6,050	(2)	15.512	12/14/14
	30,250	(3)	19.008	09/26/15
	1,320	(3)	24.873	12/06/16
	1,500	(3)	16.980	12/11/17

Stephen G. Fields(4)	6,050	(2)	$15.512	12/14/14
	30,250	(3)	19.008	09/26/15
	550	(3)	24.873	12/06/16
	1,000	(3)	16.980	12/11/17

(1)	All options are immediately vested on the date of the grant.
(2)	Stock Options issued under the Company’s 1999 Stock Incentive Plan.
(3)	Stock Options issued under the Company’s 2005 Stock Incentive Plan.
(4)	Mr. Fields’ stock options were exercisable until three months after December 9, 2010 and Mr. Woodard’s stock options were exercisable until three months after December 31, 2010.

Option Exercises and Stock Vested

No options were exercised by the named executive officers during the last fiscal year. The Company has not granted any restricted stock.

Deferred Supplemental Compensation

The deferred supplemental compensation agreement for each named executive officer was terminated as of March 31, 2010 without any benefits being paid out. Therefore, the Pension Benefits table has been omitted.

Employment Agreements

The Company entered into employment agreements with Edward J. Woodard, Jr., CLBB, Chairman of the Board, President and Chief Executive Officer, dated November 21, 2006 and Cynthia A. Sabol, CPA, Executive Vice President and Chief Financial Officer, dated November 21, 2006. The agreements provide for Mr. Woodard’s and Ms. Sabol’s (each a “Senior Executive”) employment until the earlier of December 31, 2009, the Senior Executive’s death or disability; provided, however, the employment agreements allow for termination of employment by either the Company, or by the Senior Executive in the event of a “change of control” of the Company or the Bank, or by the Senior Executive for “good reason.” The Senior Executive’s employment agreement is renewed automatically each December 31 for an additional two-year term unless either party elects not to renew the agreement. The contracts were amended as of December 31, 2008, in order to comply with applicable provisions of Section 409A of the Code. Changes were made within the existing agreements to address time and form of payment requirements, but did not change the effective date or any substantive terms of the contract. As amended, these contracts provide that if the Senior Executive is considered a Key Employee under the definition of the Code, on the date of termination and employment is terminated for reasons other than death, no payment due under the contract shall commence until the first day of the seventh month following the date the Senior Executive’s employment terminates. The first payment shall include the six months of payments that the Senior Executive would have otherwise received.

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

Termination for “cause” includes a termination of the Senior Executive for his or her failure to perform the required services, gross or willful neglect of duty or a legal or intentional act demonstrating bad faith. The term “good reason” is defined as: the assignment of duties to the Senior Executive by the Company which result in the Senior Executive having significantly less authority or responsibility than he or she had on the date of hire, without his or her express written consent; a reduction by the Company of the Senior Executive’s base salary; the requirement that the Senior Executive’s principal office location be moved or relocated to a location that is more than 35 miles from the current principal office location; or the Company’s failure to comply with any material terms of the agreement. Mr. Woodard’s employment agreement terminated in connection with his retirement on December 31, 2010.

In addition to Mr. Woodard’s and Ms. Sabol’s employment agreements, the Company entered into similar employment agreements with Simon Hounslow and Stephen G. Fields each dated May 18, 2004, and amended as of December 31, 2008, in order to comply with applicable provisions of Section 409A of the Code. The agreements provide for Mr. Hounslow’s, and Mr. Fields’ (each an “Executive”) employment to extend for a period of one year and to be renewed automatically each year unless either party elects not to renew the agreement, their death or disability. Additionally, the employment agreements allow for termination of employment by either the Company, or the Executive in the event of a “change of control” of the Company or the Bank, or by the Executive for “good reason.”

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

The term “for good cause”, includes a termination of the Executive for his failure to perform the required services, gross or willful neglect of his duty or a legal or intentional act demonstrating bad faith. The term “good reason” is defined as any assignment to the Executive of duties or responsibilities inconsistent with those in effect on the date of the agreement, the location of the Executive office and/or workplace for employer is moved or relocated to a site 25 miles or more from the location as of the date of the agreement, or a change of control of either the Company or the Bank.

Mr. Fields’ employment agreement terminated in connection with his departure from the Company in December 2010.

Potential Payments upon Termination or Change of Control

The table below shows the present value of estimated Company payments pursuant to the employment agreements outlined above, upon a termination of employment, including the Company gross-up payments for the excise tax on parachute payments upon a change of control, for each of the named executive officers. The payments represent the maximum possible payments under interpretations and assumptions most favorable to the Senior Executives and Executives. All termination events are assumed to occur at December 31, 2010. For the below calculations it is assumed the Senior Executives and Executives elected to receive a lump sum payment if the choice is given under the provisions of the agreements. Company payments to a terminated Senior Executive or Executive may be more or less than the amounts shown in the table if the termination of employment occurs in a later year or because of contingencies contained in the various agreements and plans. In addition to any payments provided for under the employment agreements, upon termination not for cause, each Senior Executive or Executive Officer is entitled to a cash payment for any accrued but unused vacation earned in the current year as of the date of termination. There are no potential payments due to the named executive officers pursuant to the employment agreements under a termination of employment by the executives without good reason, termination of employment by Company with cause or upon death, except for the life insurance policies that will pay policy amounts to the executives’ beneficiaries in the event of death and the accrued vacation pay discussed above. No accelerated vesting of equity awards is reflected in the table below because all equity awards are vested at the date of grant.

The table below does not reflect any restrictions on Company payments pursuant to the employment agreements outlined above, including restrictions on golden parachute payments, due to the Bank being deemed to be in troubled condition within the meaning of federal statutes and regulations and being subject to the Written Agreement. Additionally, as a result of Mr. Woodard and Mr. Fields terminating their employment with the Company during December 2010, the table excludes estimated payments previously applicable under their employment agreements. In connection with his termination, Mr. Fields received his accrued but unused vacation, including his unpaid vacation and sick leave accrued through the Company’s December 2009 amendment of the vacation and sick leave policy as reported in the Summary Compensation Table, and continued participation in the Bank’s welfare and retirement plans through December 31, 2010, but received no severance payments. In connection with his retirement, Mr. Woodard received no severance payments.

Potential Payments upon Termination or Change of Control Table

	Sabol	Hounslow

Termination of Employment by Executive with Good Reason
Employment agreement:
Salary	$612,676	$162,387
Welfare benefits	41,519	4,416
Accrued vacation/sick	—	—

Termination of Employment by Company without Cause
Employment agreement:
Salary	414,259	171,529
Welfare benefits	28,126	4,416
Accrued vacation/sick	—	—

Disability
Employment agreement:
Salary	104,294	85,474
Welfare benefits	4,307	2,867
Accrued vacation/sick	—	—

Change in Control
Employment agreement:
Salary	633,880	162,387
Welfare benefits	41,519	4,416
Excise Tax Gross-up	210,723	—
Accrued vacation/sick	—	—

Stock Option and Employee Benefit Plans

401(k) Profit Sharing Plan. In 1993, the Bank adopted a 401(k) profit sharing plan qualified under Section 401(k) of the Code to replace its former profit sharing plan. Employees who have attained the age of 20 years and six months and completed three months of service with the Bank are eligible to participate in the 401(k) plan. Eligible employees who elect to participate may defer up to the maximum allowable as prescribed by law. The Bank may make a matching contribution, the amount of which, if any, will be determined by the Bank each year. The Bank may also make a discretionary profit sharing contribution in an amount, if any, determined by the Committee each year. The Bank did not make a direct matching or profit sharing contribution for 2010. However, during 2010, plan forfeitures totaling $22,611 were allocated to eligible participants as a matching contribution. The Company offers its stock as an investment option under the 401(k) plan.

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

The Bank of the Commonwealth Supplemental Executive Retirement Plan. Effective February 1, 2002, the Company’s Board of Directors approved the Bank of the Commonwealth Supplemental Executive Retirement Plan, which is an executive deferred compensation plan in order to provide a select group of management and highly compensated executives the opportunity to elect to defer part or all of the compensation (including bonuses) payable to such executives during any plan year. Under this plan, a participant may designate a fixed dollar amount or a percentage to be deducted from his or her salary and/or bonus and then indicate how the deferred amount is to be invested between a fund that tracks the value of the Company’s stock and a simple interest bearing fund. The amount of deferred compensation in an executive’s account is held in a rabbi trust, but such amounts continue to be subject to the claims of the Bank’s general creditors until such time as they are distributed to the executive. Distributions are generally available at retirement age, death, or on account of disability. In addition, an executive who separates from service for a reason other than retirement, death, or disability, is entitled to receive distributions when he or she reaches age 65 (unless he or she dies or becomes disabled in the meantime, in which case benefits will be payable pursuant to the plan terms regarding such distributions). Distributions may also be made in certain situations following a change of control. Distributions are generally made in the form of installment payments, although a distribution in a lump sum is available in limited situations. As of December 31, 2010, no executives were participating in this plan.

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

Commonwealth Bankshares Employee Stock Purchase Plan. On June 26, 2007, the Company’s shareholders approved the Commonwealth Bankshares Employee Stock Purchase Plan. The plan offers eligible employees the opportunity to acquire a stock ownership in the Company through periodic payroll deductions that are applied towards the purchase of Company common stock at a discount of up to 15% of its market price. The plan makes available up to 400,000 shares of Company common stock for issuance to eligible employees. As of December 31, 2010, no shares have been issued under this plan.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Personnel/Compensation Committee has served as an officer or employee of the Company. During 2010, no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, nor did any executive officer of the Company serve as a director of another entity, one of whose executive officers served on the Company’s Personnel/Compensation Committee. Both members of the Company’s Personnel/Compensation Committee have outstanding loans with the Company. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with parties not related to the Company or the Bank and did not involve more than the normal risk of collectability or present other unfavorable features.

Director Compensation

The following table sets forth a summary of the compensation paid to non-employee directors in 2010:

Director Compensation for 2010

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)

E. Carlton Bowyer, Ph. D. (3)	$12,500	$12,500

Laurence C. Fentriss	28,125	28,125

Morton Goldmeier (3)	10,875	10,875

Thomas W. Moss, Jr.	19,250	19,250

William D. Payne, M.D. (3)	11,375	11,375

Herbert L. Perlin	30,250	30,250

Richard J. Tavss	30,500	30,500

Raju V. Uppalapati (3)	7,000	7,000

Kenneth J. Young	27,875	27,875

(1)	Director fees paid to Edward J. Woodard, Jr., CLBB, are presented under the Salary column in the Summary Compensation Table on page 59.
(2)	Includes any fees deferred by the director.
(3)	Retired from the Board during 2010.

During 2010, each director of the Company was paid $1,000 for attendance at each Board meeting and $250 for attendance at each meeting of a committee of the Board of which he was a member except for the Executive Committee meetings for which the directors were paid $375 per meeting. Additionally, each director of the Company was paid a quarterly retainer of $1,500. The Company has a Director’s Deferred Compensation Plan, which allows directors to defer recognition of income on all or any portion of the directors’ fees they earn. During 2010, a total of $27,900 was deferred by directors under this plan. The terms and conditions of the plan are very similar to the terms and conditions of the Bank’s Supplemental Executive Retirement Plan described under the “Stock Option and Employee Benefit Plans” section above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information, as of December 31, 2010, relating to the Company’s equity compensation plans, pursuant to which grants of options to acquire shares of common stock and other stock-based awards may be granted from time to time. See Note 19 to Consolidated Financial Statements attached as Exhibit 99.1 to this Form 10-K and Item 11. Executive Compensation (Stock Option and Employee Benefit Plans) of this Form 10-K for more information on the Company’s equity compensation plans.

Equity Compensation Plan Information as of December 31, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	345,312	(1)	$17.82	748,200	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	345,312	(1)	$17.82	748,200	(2)

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to either the Company’s 1999 Stock Incentive Plan or 2005 Stock Incentive Plan.
(2)	Represents shares available for future awards under the Company’s 1999 Stock Incentive Plan or 2005 Stock Incentive Plan and Employee Stock Purchase Plan.

Security Ownership of Management

The following table sets forth for (1) each director and named executive officer of the Company and (2) all directors and executive officers of the Company as a group: (i) the number of shares of Company common stock beneficially owned on February 15, 2011 and (ii) such person’s or group’s percentage ownership of outstanding shares of Company common stock on such date. All of the Company’s directors and named executive officers receive mail at the Company’s principal executive office at 403 Boush Street, Norfolk, Virginia 23510. Except as noted below, each person has sole voting and sole investment power with respect to the shares listed.

Name	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Directors:

Laurence C. Fentriss	494,800	(3)	7.16%

Thomas W. Moss, Jr.	21,438	(4)	*

Herbert L. Perlin	78,920	(5)	1.14%

Richard J. Tavss	319,416	(6)	4.62%

Kenneth J. Young	100,406	(8)	1.45%

Non-Director Executive Officers:

Edward J. Woodard, Jr., CLBB	209,217	(7)	3.00%

Chris E. Beisel	—		*

Cynthia A. Sabol, CPA	48,250	(9)	*

Simon Hounslow	61,500	(10)	*

Stephen G. Fields	39,593	(11)	*

All Directors and Executive Officers as a group (8 persons)	1,124,730		15.90%

*	Percentage of ownership is less than 1.0% of the outstanding shares of common stock of the Company.
(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options. The above table includes 281,144 shares which can be acquired through the exercise of stock options.
(2)	Based on 6,897,026 issued and outstanding shares of common stock as of February 15, 2011.
(3)	Includes (i) 16,620 shares which Mr. Fentriss has the right to acquire through the exercise of stock options, (ii) 130,262 shares held in an IRA for the benefit of Laurence C. Fentriss, (iii) 47,488 shares held in the Bank of the Commonwealth Deferred Directors Compensation Plan for the benefit of Laurence C. Fentriss, and (iv) 155,695 shares registered in the name of Community Bank Investors of America, LP of which Mr. Fentriss is Managing Partner.
(4)	Includes (i) 16,620 shares which Mr. Moss has the right to acquire through the exercise of stock options, and (ii) 4,134 shares owned jointly by Mr. Moss and his wife.
(5)	Includes (i) 16,620 shares which Mr. Perlin has the right to acquire through the exercise of stock options, (ii) 25,665 shares registered in the name of Herbert L. Perlin, Profit Sharing Trust, of which Mr. Perlin is Acting Trustee, (iii) 2,984 shares owned jointly by Mr. Perlin and his wife, (iv) 26,236 shares registered as the Perlin Revocable Living Trust, and (v) 22,951 shares pledged as collateral for a loan.
(6)

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

(7)	Includes (i) 66,829 shares which Mr. Woodard has the right to acquire through the exercise of stock options, (ii) 2,796 shares held in an IRA for the benefit of Edward J. Woodard, Jr., (iii) 115,645 shares held in the Bank of the Commonwealth Deferred Directors Compensation Plan for the benefit of Edward J. Woodard, Jr., (iv) 10,778 shares held in the Company’s 401(k) Profit Sharing Plan, and (v) 2 shares registered in the name of Edward J. Woodard, Jr., custodian for T. Brandon Woodard. Mr. Woodard, former, President, CEO and director of the Bank and the Parent, retired on December 31, 2010.
(8)	Includes (i) 16,620 shares which Mr. Young has the right to acquire through the exercise of stock options, (ii) 6,353 shares representing the proceeds of a self-directed IRA for the benefit of Kenneth J. Young, (iii) 8,202 shares owned jointly with Michael J. Young (son), (iv) 8,202 shares owned jointly with Benjamin C. Young (son), (v) 8,202 shares owned jointly with Jennifer M. Young (daughter), and (vi) 32,207 shares held in the Bank of the Commonwealth Deferred Directors Compensation Plan for the benefit of Kenneth J. Young.
(9)	Includes (i) 46,380 shares which Ms. Sabol has the right to acquire through the exercise of stock options, and (ii) 1,863 shares held in the Company’s 401(k) Profit Sharing Plan.
(10)	Includes 46,985 shares which Mr. Hounslow has the right to acquire through the exercise of stock options.
(11)	Includes (i) 37,850 shares which Mr. Fields has the right to acquire through the exercise of stock options, (ii) 16 shares registered in the name of Madison S. Fields (daughter), (iii) 16 shares registered in the name of Mr. Field’s wife, for which Mr. Fields disclaims beneficial ownership, and (iv) 1,711 shares held in the Company’s 401(k) Profit Sharing Plan. Mr. Fields, former Executive Vice President and Commercial Loan Officer of the Bank, left the Bank on December 9, 2010.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of February 15, 2011 by each beneficial owner of more than 5.0% of the Company’s common stock based on currently available Schedules 13D and 13G filed with the SEC and the Company’s stock transfer records.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Financial Stocks Capital Partners III L.P. (3) 1300 Carew Tower 441 Vine Street Cincinnati, Ohio 45202	463,235		6.72%

Laurence C. Fentriss 700 S. Harbor Island Blvd. Suite 232 Tampa, Florida 33602	494,800	(4)	7.16%

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act and includes shares, where applicable, which an individual has the right to acquire within 60 days through the exercise of stock options.
(2)	Based on 6,897,026 issued and outstanding shares of common stock as of February 15, 2011.
(3)	Based solely on a Schedule 13G/A filed February 2, 2011, Financial Stocks Capital Partners III L.P., Finstocks Capital Management, LLC, Elbrook Holdings, LLC, FSI Group, LLC, Steven N. Stein and John M. Stein share voting and investment power over 463,235 shares of the Parent’s common stock. According to the Schedule 13G/A, Finstocks Capital Management, LLC is the general partner of Financial Stocks Capital Partners III L.P. Finstocks Capital Management, LLC is a subsidiary of Elbrook Holdings, LLC, which is in turn a subsidiary of FSI Group, LLC, a company controlled by Steven N. Stein and John M. Stein. Therefore, Finstocks Capital Management, LLC, Elbrook Holdings, LLC, FSI Group, LLC, and Steven N. Stein and John M. Stein indirectly have the power to vote and dispose of the 463,235 shares, and, accordingly, may be deemed the beneficial owners of such shares.
(4)	See footnote 3 to the “Security Ownership of Management” table.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans to Officers and Directors

Certain directors and officers of the Parent and the Bank, members of their immediate families, and corporations, partnerships and other entities with which such persons are associated, are customers of the Bank. As such, some of these persons engaged in transactions with the Bank in the ordinary course of business during 2010, and will have additional transactions with the Bank in the future. All loans extended and commitments to lend by the Bank to such persons were made in the ordinary course of business upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank and did not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2010, the amount of loans from the Bank to all persons who served as officers and directors of the Company and the Bank during any portion of 2010, and entities or persons with which they are associated, was approximately $31.4 million. Included in this balance at December 31, 2010 are loans totaling $16.9 million for directors who retired during 2010.

Except as discussed below, as of December 31, 2010, none of the loans made to our directors, executive officers or other related parties are on nonaccrual status, past due, have been restructured or are potential problem loans. For purposes of the discussion below, potential problem loans are characterized as loans that are generally performing in accordance with contractual terms, but for which the Bank has concerns about the ability of the borrower to continue to comply with the repayment terms.

T. Brandon Woodard is the son of Edward J. Woodard, Jr., CLBB, former President, CEO and director of the Bank and Company. T. Brandon Woodard is one of 3 managing members of W.S. Summit Real Estate, LLC, with which the Bank has six outstanding loans in an aggregate amount totaling approximately $1.3 million as of March 31, 2011. The largest amount of principal outstanding since January 1, 2010 was approximately $1.3 million. These loans were originated by the Bank in 2006 and have been renewed periodically since that time. T. Brandon Woodard is a guarantor of these loans. Since January 1, 2010, the borrower did not pay any principal on these loans and paid interest in the amount of approximately $54.5 thousand. The interest rate on these loans is floating at New York Prime (currently 3.25%) with a floor of 4%. These loans matured on December 31, 2010. Management is currently negotiating with the borrower for a successful resolution. As of such date, the Bank considered all of these loans potential problem loans.

Raju V. Uppalapati was a director with the Company and the Bank until his retirement in April 2010. Mr. Uppalapati is an owner or has a controlling interest in each of Rava Development, LLC; Hospitality Investments, LLC; Salt Meadow Landing, LLC; R & E Capital Investments, LLC; and Noraj & Associates, Inc. As of December 31, 2010, the Bank had a total of eight outstanding loans with these entities, each of which was considered a potential problem loan as of such date. Mr. Uppalapati is a guarantor on each of these loans. These loans were originated during 2007 and 2008. The largest aggregate amount of the loans outstanding since January 1, 2010 was approximately $13.0 million. As of March 31, 2011, total loans outstanding were approximately $12.9 million. The amount of principal and interest paid on all eight loans since January 1, 2010 was approximately $88.3 thousand and approximately $1.1 million, respectively. The interest rates on the loans range from 5% to 7.5%. As of such date, the Bank considered all of these loans potential problem loans.

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

In 1984, the Bank entered into a lease with Boush Bank Building Associates, a Virginia limited partnership (the “Partnership”), to rent the headquarters building (the “Headquarters”) of the Company and the Bank, which is located at the corners of Freemason and Boush Streets, Norfolk, Virginia. The general partner of the Partnership is Boush Bank Building Corporation. The limited partners of the Partnership are Edward J. Woodard, Jr., CLBB, former Chairman, President, CEO and director of the Company and the Bank, and George H. Burton, III and the estate of William P. Kellam, former directors. The lease requires the Bank to pay all taxes, maintenance and insurance. The original term of the lease was 23 years and 11 months, and began on December 19, 1984. Under the same terms and conditions of the original lease, the Bank has the option to extend the term for five additional periods of 5 years each. The Bank is currently under the first renewal option. In connection with this property, the lessor has secured financing in the form of a $1.6 million industrial development revenue bond from the Norfolk Redevelopment and Housing Authority payable in annual installments, commencing on January 1, 1987, at amounts equal to 3.0% of the then outstanding principal balance through the 25th year, when the unpaid balance will become due. In June 2009, this obligation was paid in full. Interest on this bond was payable monthly, at 68.6% of the prime rate of SunTrust Bank in Richmond, Virginia. Monthly rent paid by the Bank was previously equal to interest on the above bond, plus any interest associated with secondary financing provided the lessor by the Bank. From May 2009 to May 2011 monthly rent paid by the Bank is currently equal to the interest associated with the secondary financing provided the lessor by the Bank. Aggregate rent payments for 2010 were $51.4 thousand. Beginning in 2011, the monthly rent paid by the Bank is now equal to the principal and interest payments associated with the secondary financing provided the lessor by the Bank. Including the 2010 rent payments, total minimal lease payments that remained for the first renewal option was $295.7 thousand. The Bank has the right to purchase, at its option, an undivided interest in the property at undepreciated original cost, and has the option to purchase in each January after December 31, 1986, an undivided interest in an amount equal to 90.0% of the legal amount allowed by banking regulations for investments in fixed properties, unless the Bank’s return on average assets is less than seven-tenths of one percent. Under this provision, the Bank has purchased 54.4% of this property for a total of $999.6 thousand. No purchases have been made after 1988. In the opinion of management of the Company, the terms of the lease are no less favorable than could be obtained from a non-related party in an arms-length transaction. Prior to executing the lease and before the holding company reorganization, the shareholders of the Bank owning a majority of Bank common stock consented to the foregoing lease.

In 1998, the Bank entered into a lease with respect to its branch at 1217 Cedar Road, Chesapeake, Virginia with Morton Realty Associates, a Virginia general partnership, and Richard J. Tavss and several other parties who share ownership and responsibility as landlord under the lease. Morton Goldmeier is a partner in Morton Realty Associates, one of the landlords under the lease, and was a member of the Board of Directors of the Bank and the Company until June 2010. Richard J. Tavss, also one of the landlords under the lease, is also a member of the Board of Directors of the Bank and the Company. Annual lease payments under the lease currently are $122.6 thousand. The original lease term expired on July 31, 2010. Under the terms of the lease the Bank has the option to extend the term for three additional periods of five years each, of which the Bank is currently under the first renewal period. Including the 2010 lease payments, the total minimum lease payments that remained for the renewal option was $660.7 thousand. The Board of Directors of the Company received two independent appraisals with respect to this property prior to entering into this lease. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In 2006, the Bank entered into a lease with respect to its branch at 8468 Caratoke Highway, Powells Point, North Carolina with RAVA Developments, LLC, a North Carolina limited liability company. RAVA Group, LLC, a North Carolina limited liability company, is the managing member of RAVA Developments, LLC. Raju V. Uppalapati is the Chairman and CEO of RAVA Group, LLC and was a member of the Board of Directors of the Bank and the Parent until April 2010. In 2007, the property was sold to Powells Point, LLC, a North Carolina limited liability company and the related lease was assigned. T. Brandon Woodard, JD, AMB is the sole member in Powells Point, LLC and is the son of Edward J. Woodard, Jr., CLBB, who is the former Chairman, President, CEO and director of the Bank and the Company. Annual lease payments under the lease currently are $121.9 thousand. The lease has an initial term of 15 years and runs through June 30, 2022. Including the 2010 lease payments, the total minimum lease payments for the remainder of the original term under the lease were $1.9 million. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In January 2007, the Bank entered into a lease with respect to its branch at 26006 NC Highway 12, St. Waves Plaza Unit 1, Waves, North Carolina with Noraj & Associates, Inc., a North Carolina corporation. Raju V. Uppalapati is the owner of Noraj & Associates, Inc. and was a member of the Board of Directors of the Bank and the Parent until April 2010. Annual lease payments under the lease currently are $56.0 thousand. The lease has an initial term of 10 years and runs through April 30, 2017. Including the 2010 lease payments, the total minimum lease payments for the remainder of the original term under the lease were $402.2 thousand. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In February 2007, the Bank entered into a lease with respect to its branch at 562 Caratoke Highway, Moyock, North Carolina with R&E Capital Investments, LLC, a North Carolina corporation. Raju V. Uppalapati is the managing member of R&E Capital Investments, LLC and was a member of the Board of Directors of the Bank and the Parent. In late 2007, the property was sold to Moyock One, LLC, a North Carolina limited liability company and the related lease was assigned. T. Brandon Woodard, JD, AMB is a member with a 50% ownership in Moyock One, LLC and is the son of Edward J. Woodard, Jr., CLBB, who is the former Chairman, President, CEO and director of the Bank and the Company. RAVA Properties, LLC, a North Carolina limited liability company, is a member with a 50% ownership in Moyock One, LLC. Raju V. Uppalapati is the sole member of RAVA Properties, LLC. Annual lease payments under the lease currently are $49.2 thousand. The lease has an initial term of 10 years and runs through May 31, 2017. Including the 2010 lease payments, the total minimum lease payments for the remainder of the original term under the lease were $397.0 thousand. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction. In March 2010, the Bank purchased Mr. Uppalapati’s 50% interest in Moyock One, LLC in an arms-length transaction.

In 2007, the Bank entered into a lease with respect to its North Carolina branch headquarters, for approximately $200,000, which anticipates it will house offices for each of the Company’s subsidiaries, Bank of the Commonwealth Mortgage, Executive Title Center and Commonwealth Financial Advisors, LLC, at 3732 North Croatan Highway, Kitty Hawk, North Carolina with R&E Capital Investments, LLC, a North Carolina corporation. Raju V. Uppalapati is the managing member of R&E Capital Investments, LLC and was a member of the Board of Directors of the Bank and the Parent until April 2010. In 2008, the property was sold to Commonwealth Property Associates, LLC, a Virginia limited liability company and the related lease was assigned. Membership in Commonwealth Property Associates, LLC is comprised as follows: Bank of the Commonwealth (61.0%); RAVA Properties, LLC (20.0%), of which Raju V. Uppalapati is the sole member; Bobbie Joe Schooler (4.0%) and Besianne Tavss Maiden (4.0%), daughters of Richard J. Tavss, who is a member of the Board of Directors of the Bank and the Company; T. Brandon Woodard, JD, AMB (1.0%), son of Edward J. Woodard, Jr., CLBB, who is the former Chairman, President, CEO and director of the Bank and the Company; Jennifer Young (2.67%), Michael Young (2.67%) and Benjamin Young (2.66%), children of Kenneth J. Young, who is a member of the Board of Directors of the Bank and the Company; Madison S. Fields (0.50%) and Reagan S. Fields (0.50%), daughters of Stephen G. Fields, who is a past Executive Vice President and Commercial Loan Officer of the Bank; and Simon Hounslow (1.00%), who is the Executive Vice President and Chief Lending Officer of the Bank. In March 2010, the Bank purchased RAVA Properties, LLC’s 20% interest, for approximately $200,000, in an arms-length transaction, resulting in the Bank owning 81%. Annual lease payments under the lease currently are $248.2 thousand. The lease has an initial term of 15 years and runs through May 31, 2023. Including the 2010 lease payments, the total minimum lease payments for the remainder of the original term under the lease were $3.8 million. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction. Commonwealth Property Associates, LLC entered into a sublease with BD&A Realty & Construction, Inc. to sublease approximately 2,700 square feet of the building. Raju V. Uppalapati is a partner in BD&A Realty & Construction, Inc. Annual rental income under the sublease currently is $48.6 thousand. The sublease has an initial term of three years and runs through May 31, 2011. Under the terms of the sublease, the tenant will have the option to extend the term for two additional periods of five years each. The Board and management believe the terms of this sublease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

In 2007, the Bank signed a letter of intent and proposal to lease its branch at 221 Western Avenue, Suffolk, Virginia with Glenn Development, Inc., a Virginia corporation. In January 2008, Glenn Development, Inc. assigned the right to purchase and lease the property to Suffolk One, LLC, a Virginia limited liability company. T. Brandon Woodard, JD, AMB is the sole member in Suffolk One, LLC and is the son of Edward J. Woodard, Jr., CLBB, who is the former Chairman, President, CEO and director of the Bank and the Parent. Annual lease payments under the lease currently are $47.1 thousand. The lease has an initial term of 10 years and runs through March 31, 2018. Including the 2010 lease payments, the total minimum lease payments for the remainder of the original term under the lease were $430.3 thousand. The Board and management believe the terms of this lease are no less favorable than could be obtained from a non-related party in an arms-length transaction.

The Bank has also retained the Norfolk, Virginia law firm of Tavss Fletcher, of which Richard J. Tavss, a director of the Parent and the Bank, is senior counsel and one of four partners in the firm, to perform certain legal services for the Company and the Bank. For the year ended December 31, 2010, the Company has paid $667.8 thousand to Tavss Fletcher.

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

Director Independence

The Board has considered the relationships discussed above under “Business Relationships and Transactions with Management” and has determined that all non-employee directors (including former directors, Raju V. Uppalapati, Morton Goldmeier, William D. Payne, M.D., and E. Carlton Bowyer, Ph.D.), except for Richard J. Tavss, which comprise the majority of the Company’s Board, satisfy the independence requirements defined under Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market, Inc. and the Board determined that the relationships discussed above did not interfere with any director’s ability to exercise independent judgment as a director of the Parent. All members of the Nominating, Audit and Personnel/Compensation Committees are (including any former directors serving on such committees during 2010) “independent directors,” as defined by Rule 5605(a)(2) of the Listing Rules of NASDAQ.

Item 14. Principal Accountant Fees and Services

The following table presents the fees billed for professional audit services rendered by Witt Mares, PLC for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other services rendered by Witt Mares, PLC during those periods. All such audit and non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by Witt Mares, PLC was compatible with the maintenance of that firm’s independence in the conduct of their auditing functions.

	Year Ended December 31,
	2010	2009

Audit fees (1)	$205,000	$118,350
Audit-related fees (2)	—	2,549
Tax fees (3)	15,975	18,265
All other fees (4)	65,558	—

	$286,533	$139,164

(1)	Audit fees consist of audit and review services, attestation report on internal controls under SEC and FDICIA rules, consents and review of documents filed with the SEC.
(2)	Audit-related fees consist of consent opinions issued for filings of Forms S-3 and S-8 in 2009.
(3)	Tax fees consist of preparation of federal and state tax returns and advise regarding tax compliance issues.
(4)	All other fees consisted of additional review of filings and documents in 2010, the SEC investigation and compliance and other regulatory matters.

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

During 2010, the Audit Committee pre-approved 100% of non-audit services provided by Witt Mares, PLC. The Audit Committee has considered the provisions of these non-audit services by Witt Mares, PLC and has determined that the services are compatible with maintaining Witt Mares, PLC’s independence.

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

10.1	Lease. Filed June 15, 1988, as Exhibit 10.1 to the Registrant’s Form S-4, and incorporated herein by reference.

10.5	Bank of the Commonwealth Directors’ Deferred Compensation Plan. Filed February 1, 2002, as Exhibit 4.1 to the Registrant’s Form S-8, and incorporated herein by reference. #

10.6	Bank of the Commonwealth Supplemental Executive Retirement Plan. Filed February 1, 2002, as Exhibit 4.2 to the Registrant’s Form S-8, and incorporated herein by reference. #

10.7	Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 21, 1989, as Exhibit 10.7 to the Registrant’s Form 10-K, and incorporated herein by reference. #

10.8	Summary of Management Incentive Cash Bonus Program. Filed March 16, 2009, as Exhibit 10.8 to the Registrant’s Form 10-K, and incorporated herein by reference. #

10.9	1999 Stock Incentive Plan. Filed August 6, 1999, as Exhibit 4.1 to the Registrant’s Form S-8, and incorporated herein by reference. #

10.10	Amendment to Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. Filed March 30, 1994, as Exhibit 10.10 to Registrant’s Form 10-K, and incorporated herein by reference. #

10.11	2005 Stock Incentive Plan. Filed September 21, 2005, as Exhibit 99.0 to the Registrant’s Form S-8, and incorporated herein by reference.

10.12	Form of Incentive Stock Option Agreement under 2005 Stock Incentive Plan. Filed March 16, 2009, as Exhibit 10.12 to the Registrant’s Form 10-K, and incorporated herein by reference. #

10.13	Form of Nonstatutory Stock Option Agreement under 2005 Stock Incentive Plan. Filed March 16, 2009, as Exhibit 10.13 to the Registrant’s Form 10-K, and incorporated herein by reference. #

10.14	Second Amendment to Deferred Supplemental Agreement dated December 27, 1978, with Edward J. Woodard, Jr. Filed April 2, 2001 as Exhibit 10.14 to the Registrant’s Form 10-KSB, and incorporated herein by reference. #

10.20	Amended Employment Agreement dated December 31, 2008 with Simon Hounslow. Filed March 16, 2009, as Exhibit 10.20 to the Registrant’s Form 10-K, and incorporated herein by reference. #

10.21	Amended Employment Agreement dated December 31, 2008 with Stephen G. Fields. Filed March 16, 2009, as Exhibit 10.21 to the Registrant’s Form 10-K, and incorporated herein by reference. #

10.22	Third Amended and Restated Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr. dated July 20, 2004. Filed March 30, 2005 as Exhibit 10.22 to the Registrant’s Form 10-KSB, and incorporated herein by reference. #

10.23	Third Amended and Restated Deferred Supplemental Compensation Agreement with Simon Hounslow dated April 11, 2008. Filed April 14, 2008 as Exhibit 99.2 to the Registrant’s Form 8-K, and incorporated herein by reference. #

10.24	Amended and Restated Deferred Supplemental Compensation Agreement with Cynthia A. Sabol dated April 11, 2008. Filed April 14, 2008 as Exhibit 99.1 to the Registrant’s Form 8-K and incorporated herein by reference. #

10.25	Amended and Restated Deferred Supplemental Compensation Agreement with Stephen G. Fields dated April 11, 2008. Filed April 14, 2008 as Exhibit 99.3 to the Registrant’s Form 8-K, and incorporated herein by reference. #

10.26	Amended Employment Agreement dated December 31, 2008 with Edward J. Woodard, Jr. Filed March 16, 2009, as Exhibit 10.26 to the Registrant’s Form 10-K, and incorporated herein by reference. #

10.27	Amended Employment Agreement dated December 31, 2008 with Cynthia A. Sabol. Filed March 16, 2009, as Exhibit 10.27 to the Registrant’s Form 10-K, and incorporated herein by reference. #

10.28	Termination of Deferred Supplemental Compensation Agreement with Edward J. Woodard, Jr., dated as of March 31, 2010. Filed May 17, 2010, as Exhibit 10.28 to the Registrant’s Form 10-Q, and incorporated herein by reference. #

10.29	Termination of Deferred Supplemental Compensation Agreement with Cynthia A. Sabol, dated as of March 31, 2010. Filed May 17, 2010, as Exhibit 10.29 to the Registrant’s Form 10-Q, and incorporated herein by reference. #

10.30	Termination of Deferred Supplemental Compensation Agreement with Simon Hounslow, dated as of March 31, 2010. Filed May 17, 2010, as Exhibit 10.30 to the Registrant’s Form 10-Q, and incorporated herein by reference. #

10.31	Termination of Deferred Supplemental Compensation Agreement with Stephen G. Fields, dated as of March 31, 2010. Filed May 17, 2010, as Exhibit 10.31 to the Registrant’s Form 10-Q, and incorporated herein by reference. #

10.32	Written Agreement, effective July 2, 2010, by and among Commonwealth Bankshares, Inc., Bank of the Commonwealth, the Federal Reserve Bank of Richmond and the State Corporation Commission Bureau of Financial Institutions. Filed July 9, 2010, as Exhibit 10.1 to the Registrant’s Form 8-K, and incorporated herein by reference.

21.1	Subsidiaries of Registrant. *

23.1	Consent of Witt Mares, PLC. *

24.1	Power of Attorney, included on the signature page herein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a). *

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.*

99.1	Consolidated Financial Statements. *

*	Filed herewith.
#	Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Bankshares, Inc.
(Registrant)

Date: April 15, 2011	by:	/s/ Chris E. Beisel
Chris E. Beisel
Interim President
(Principal Executive Officer)

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature below constitutes and appoints Chris Beisel and Cynthia A. Sabol, CPA and each of them individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chris E. Beisel	Date: April 15, 2011
Chris E. Beisel
Interim President
(Principal Executive Officer)

/s/ Cynthia A. Sabol	Date: April 15, 2011
Cynthia A. Sabol
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Laurence C. Fentriss	Date: April 15, 2011
Laurence C. Fentriss
Director

/s/ Thomas W. Moss, Jr.	Date: April 15, 2011
Thomas W. Moss, Jr.
Director

/s/ Herbert L. Perlin	Date: April 15, 2011
Herbert L. Perlin
Director

/s/ Richard J. Tavss	Date: April 15, 2011
Richard J. Tavss
Chairman of the Board of Directors

/s/ Kenneth J. Young	Date: April 15, 2011
Kenneth J. Young
Director