Form 10-Q
period 2011-03-31
COMMONWEALTH BANKSHARES INC
filed 2011-05-16
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Common Stock, $2.066 Par Value – 6,897,081 shares as of May 11, 2011

Commonwealth Bankshares, Inc.

Form 10-Q for the Quarter Ended March 31, 2011

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets

Cash and cash equivalents:
Cash and due from banks	$2,715,313	$2,673,337
Interest bearing deposits in banks	80,145,004	117,213,705
Federal funds sold	1,476,022	7,689

Total cash and cash equivalents	84,336,339	119,894,731

Investment securities:
Available for sale, at fair market value	11,956,657	9,213,650
Held to maturity, at amortized cost (fair market value was $114,212 and $123,920, respectively)	113,571	123,350

Total investment securities	12,070,228	9,337,000

Equity securities, restricted, at cost	8,756,550	8,756,550
Loans held for sale	—	1,750,280

Loans	898,782,010	950,432,266
Allowance for loan losses	(61,722,030)	(79,038,370)

Loans, net	837,059,980	871,393,896

Premises and equipment, net	33,752,997	34,327,776
Other real estate owned, net of valuation allowance	37,226,196	32,227,981
Accrued interest receivable	5,469,785	5,490,347
Other assets	13,669,391	14,307,616

	$1,032,341,466	$1,097,486,177

Liabilities and Equity

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$39,607,526	$41,287,081
Interest-bearing	872,168,665	918,946,865

Total deposits	911,776,191	960,233,946

Short-term borrowings	19,000,000	29,000,000
Long-term debt	50,000,000	50,000,000
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	3,564,100	3,685,174
Other liabilities	5,791,818	5,636,891

Total liabilities	1,010,751,109	1,069,175,011

Equity:
Common stock, par value $2.066, 100,000,000 shares authorized; 6,897,082 and 6,897,084 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	14,249,370	14,249,376
Additional paid-in capital	63,838,140	63,838,137
Retained deficit	(56,646,496)	(49,891,697)
Accumulated other comprehensive loss	(104,347)	(133,095)

Total stockholders’ equity	21,336,667	28,062,721
Noncontrolling interests	253,690	248,445

Total equity	21,590,357	28,311,166

	$1,032,341,466	$1,097,486,177

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
Interest and dividend income:
Loans, including fees	$11,959,092	$14,742,736
Investment securities:
Taxable	68,902	38,571
Tax exempt	990	7,435
Dividend income, equity securities, restricted	55,568	39,024
Other interest income	61,583	110,470

Total interest and dividend income	12,146,135	14,938,236

Interest expense:
Deposits	5,268,288	6,814,317
Short-term borrowings	26,718	35,116
Long-term debt	477,318	477,319
Trust preferred capital notes	94,966	328,060

Total interest expense	5,867,290	7,654,812

Net interest income	6,278,845	7,283,424

Provision for loan losses	4,999,200	4,998,051

Net interest income after provision for loan losses	1,279,645	2,285,373

Noninterest income:
Service charges on deposit accounts	217,709	281,175
Other service charges and fees	216,175	210,589
Mortgage brokerage income	48,364	93,455
Title insurance income	12,320	32,689
Investment service income	6,480	174,019
Losses on other real estate owned, net	(846,771)	(355,870)
Other	78,313	175,643

Total noninterest income	(267,410)	611,700

Noninterest expense:
Salaries and employee benefits	2,540,755	542,217
Net occupancy expense	999,633	1,015,053
Furniture and equipment expense	461,708	504,065
FDIC insurance	1,040,324	688,344
Other real estate owned expense	461,484	258,152
Other operating expense	2,255,179	1,303,526

Total noninterest expense	7,759,083	4,311,357

Loss before income taxes	(6,746,848)	(1,414,284)
Income tax expense (benefit)	2,706	(496,943)

Net Loss	(6,749,554)	(917,341)
Less: Net income attributable to noncontrolling interests	5,245	5,451

Net loss attributable to the Company	$(6,754,799)	$(922,792)

Loss per share attributable to the Company’s common stockholders:
Basic	$(0.98)	$(0.13)

Diluted	$(0.98)	$(0.13)

Basic weighted average shares outstanding	6,897,082	6,888,800
Diluted weighted average shares outstanding	6,897,082	6,888,800

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010

Net loss	$(6,749,554)	$(917,341)
Other comprehensive income (loss), net of income tax:
Net change in unrealized gain (loss) on securities available for sale	28,748	(15,035)

Comprehensive loss	(6,720,806)	(932,376)
Less: Comprehensive income attributable to noncontrolling interests	5,245	5,451

Comprehensive loss attributable to the Company	$(6,726,051)	$(937,827)

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Equity (Unaudited)

Three Months Ended March 31, 2011, and Years Ended December 31, 2010 and 2009

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2009	6,851,417	$14,155,028	$63,757,066	$28,421,313	$38,839	$405,570	$106,777,816
Comprehensive loss:
Net income (loss)	—	—	—	(25,781,103)	—	37,065	(25,744,038)
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(26,761)	—	(26,761)

Total comprehensive loss							(25,770,799)

Issuance of common stock	37,034	76,512	82,477	—	—	—	158,989
Cash dividends – $0.10 per share	—	—	—	(685,710)	—	—	(685,710)

Balance, December 31, 2009	6,888,451	14,231,540	63,839,543	1,954,500	12,078	442,635	80,480,296
Comprehensive loss:
Net income (loss)	—	—	—	(51,846,197)	—	10,912	(51,835,285)
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(145,173)	—	(145,173)

Total comprehensive loss							(51,980,458)

Purchase of subsidiary shares from noncontrolling interest holder	—	—	—	—	—	(188,604)	(188,604)
Cash distribution to noncontrolling interest holder	—	—	—	—	—	(16,498)	(16,498)
Issuance of common stock	8,633	17,836	(1,406)	—	—	—	16,430

Balance, December 31, 2010	6,897,084	14,249,376	63,838,137	(49,891,697)	(133,095)	248,445	28,311,166
Comprehensive loss:
Net income (loss)	—	—	—	(6,754,799)	—	5,245	(6,749,554)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	28,748	—	28,748

Total comprehensive loss							(6,720,806)

Redemption of fractional shares of common stock	(2)	(6)	3	—	—	—	(3)

Balance, March 31, 2011	6,897,082	$14,249,370	$63,838,140	$(56,646,496)	$(104,347)	$253,690	$21,590,357

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Operating Activities:
Net loss	$(6,749,554)	$(917,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	4,999,200	4,998,051
Depreciation and amortization	592,076	739,974
Proceeds from loans held for sale	1,750,280	—
Loss on other real estate owned	846,771	355,870
Net amortization of premiums and accretion of discounts on investment securities	17,943	303
Increase in deferred tax assets	(2,336,562)	(823,442)
Increase in deferred tax asset valuation allowance	2,336,562	—
Net change in:
Accrued interest receivable	20,562	646,827
Other assets	638,225	671,560
Accrued interest payable	(121,074)	283,652
Other liabilities	154,927	(2,667,415)

Net cash provided by operating activities	2,149,356	3,288,039

Investing Activities:
Purchase of investment securities available for sale	(3,073,397)	(250,000)
Net purchase of premises and equipment	(17,297)	(125,760)
Improvements to other real estate owned	(78,952)	(19,950)
Net decrease in loans	20,752,394	22,343,225
Purchase of subsidiary shares from noncontrolling interests	—	(204,904)
Proceeds from:
Calls and maturities of investment securities held to maturity	9,604	16,208
Sales, calls and maturities of investment securities available for sale	341,370	1,769,801
Sale of other real estate owned	2,816,288	959,410

Net cash provided by investing activities	20,750,010	24,488,030

Financing Activities:
Net increase (decrease):
Demand, interest-bearing demand and savings deposits	(8,380,845)	6,135,350
Time deposits	(10,891,852)	15,680,360
Brokered time deposits	(29,185,058)	(49,344,000)
Short-term borrowings	(10,000,000)	—
Dividends reinvested and (redemption of) fractional shares of stock	(3)	1,745

Net cash used in financing activities	(58,457,758)	(27,526,545)

Net increase (decrease) in cash and cash equivalents	(35,558,392)	249,524
Cash and cash equivalents, January 1	119,894,731	185,520,349

Cash and cash equivalents, March 31	$84,336,339	$185,769,873

Supplemental cash flow disclosure:
Interest paid during the period	$5,988,364	$7,371,160

Income taxes paid during the period	$2,706	$—

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$8,676,140	$4,916,501

Sale of other real estate owned financed by bank loans	$93,818	$108,000

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

Note A – Basis of Presentation

The accounting and reporting policies of Commonwealth Bankshares, Inc. (the “Parent”) and its subsidiaries, Commonwealth Bankshares Capital Trust II (the “Trust”), and Bank of the Commonwealth (the “Bank”) and its subsidiaries, BOC Title of Hampton Roads, Inc. T/A Executive Title Center, BOC Insurance Agencies of Hampton Roads, Inc., Community Home Mortgage of Virginia Inc. T/A Bank of the Commonwealth Mortgage, Commonwealth Financial Advisors, LLC, Commonwealth Property Associates, LLC, WOV Properties, LLC, Moyock One, LLC, Ten Rivers Lots, LLC and Tivest Community Development Corp. are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to accepted practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Parent, the Bank and the Bank’s subsidiaries, collectively referred to as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Parent owns the Trust which is an unconsolidated subsidiary. The subordinated debt owed to this Trust is reported as a liability of the Parent.

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period. These reclassifications have no effect on the previously reported net loss.

Adoption of New Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and, (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).” The guidance significantly expanded the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period were effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for the Company’s interim and annual periods beginning on or after December 15, 2010. Disclosures regarding activity that occurs during a reporting period were effective in the interim reporting period ending March 31, 2011. The adoption of this ASU enhanced the disclosures related to the credit quality of our loan portfolio as described in Note E. In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective date of Disclosures about Troubled Debt Restructurings in ASU 2010-10.” The update defers the effective date of reporting TDR credit quality disclosures until after the FASB had clarified its guidelines for determining what constitutes a TDR (see next paragraph).

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

Going Concern Considerations

The consolidated financial statements of Commonwealth Bankshares, Inc. as of and for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, and as of and for the three months ended March 31, 2011, included in this quarterly report on Form 10-Q, have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to the Company’s 2010 and first quarter of 2011 financial results, the substantial uncertainty throughout the U.S. banking industry, the Written Agreement the Parent and the Bank have entered into and described below under “Regulatory Matters,” the Bank’s undercapitalized status, continued operating losses and ongoing deterioration in asset quality, potential liquidity constraints and other factors, doubt exists regarding the Company’s ability to continue as a going concern.

The Company incurred a net loss of $51.8 million for the year ended December 31, 2010 and a net loss of $6.8 million for the first quarter of 2011. These losses were largely the result of dramatic increases in non-performing assets, significant provisions for loan losses in 2010 and the first quarter of 2011 and establishing a deferred tax valuation allowance on its net deferred tax position of $23.6 million in 2010. Primarily as a result of these losses, as of March 31, 2011 and December 31, 2010 the Company was considered undercapitalized under regulatory guidelines and must improve its capital in accordance with the Written Agreement.

As a result of the continuing downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to improve the Bank’s projected level of regulatory capital to support its balance sheet. There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2011. An equity financing transaction could result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis.

As an undercapitalized bank, federal banking regulations prohibit the Bank from originating or renewing brokered deposits and also restrict the interest rates that the Bank can offer on deposits. The Bank’s brokered deposits maturing during the next twelve months total $76.3 million. Based on available asset liquidity of approximately $84.3 million (which excludes available for sale securities, the majority of which were pledged for public deposits) at March 31, 2011, in conjunction with the Bank’s ability to generate funding through the internet deposit market, management believes adequate liquidity exists to fund brokered deposits maturing over the next twelve months. Additionally, because of our troubled condition our ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity could be restricted by the Federal Reserve Bank of Richmond (the “Federal Reserve” or “FRB”), which has broad discretion in regulating such borrowing. Our ability to access our available borrowing capacity from the Federal Home Loan Bank of Atlanta (“FHLB”) in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. Because borrowings from the FHLB and FRB have historically represented our primary source of debt financing, restrictions on our borrowing capacity from the FHLB or FRB could adversely affect our access to debt financing. As a result of the potential issues discussed above, the Company’s management has maintained a high level of liquid assets, and expects to have the ability to generate adequate liquidity through deposit funding, including the internet deposits. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs.

The Parent relies on dividends from the Bank as its primary source of liquidity. The Parent is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Parent to meet its obligations, including paying dividends as more fully described below under “Regulatory Matters.” In addition, the terms of the Written Agreement described below limit the Bank’s ability to pay dividends to the Parent to satisfy its funding needs, and the Parent may not make payments on its outstanding Junior Subordinated Debentures related to the trust preferred securities without prior regulatory approval.

The accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.

Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). For the Company, Tier 1 Capital consists of shareholders’ equity and qualifying trust preferred securities, excluding any net unrealized gain (loss) on securities available for sale, goodwill and intangible assets. For the Bank, Tier 1 Capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, goodwill and intangible assets. For both the Company and the Bank, total capital consists of Tier 1 Capital and the allowable portion of the allowance for loan losses. Risk-weighted assets for the Company and the Bank were $853,581 thousand and $852,817 thousand, respectively at March 31, 2011 and $886,225 thousand $885,471 thousand, respectively at December 31, 2010.

In a letter dated December 11, 2009, the FRB notified the Company that the FRB deemed the Bank to be in “troubled condition” within the meaning of federal statutes and regulations. As a result, the Parent and the Bank are subject to additional limitations and regulatory restrictions, including restrictions on future changes in senior executive management and directors, making “golden parachute” payments and incurring debt. Also as a result of the Bank’s troubled condition, each of the Parent and the Bank may not pay dividends to its shareholders (including payments by the Parent on its trust preferred securities), and may not purchase or redeem shares of its stock without prior approval of the FRB and the Virginia State Corporation Commission Bureau of Financial Institutions (the “Bureau” or “SCC”).

Effective July 2, 2010, the Company and the Bank entered into a written agreement with the FRB and the Bureau (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Please see Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2010 for a copy of the Written Agreement.

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

Under the terms of the Written Agreement, both the Company and the Bank have submitted a capital restoration plan to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

The Company is also required to obtain prior approval for the appointment of new directors, the hiring or promotion of senior executive officers, and to comply with restrictions on “golden parachute” payments. A Committee has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, strengthening lending policies and procedures, enhancing credit administration procedures, enhancing the Bank’s management of commercial real estate concentrations, improving liquidity, reducing the reliance on brokered deposits and improving capital. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $1 million. All written plans due under the Written Agreement have been timely submitted.

As of March 31, 2011, the Bank’s regulatory capital requirements result in the Bank being categorized as undercapitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. At March 31, 2011 and December 31, 2010, the Company and the Bank were below these levels. Although there can be no assurance of success, the Board and management are pursuing strategies designed to restore the Bank to well-capitalized status at all levels, and are continuing to explore options for raising additional capital. The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2011 and December 31, 2010 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2011
Total capital to risk weighted assets:
Consolidated	$52,746	6.18%	75,601	8.00%	N/A	N/A
Bank	53,644	6.29%	68,225	8.00%	$85,282	10.00%
Tier 1 capital to risk weighed assets:
Consolidated	28,256	3.31%	37,801	4.00%	N/A	N/A
Bank	42,351	4.97%	34,113	4.00%	51,169	6.00%
Tier 1 capital to average assets:
Consolidated	28,256	2.65%	47,884	4.00%	N/A	N/A
Bank	42,351	3.97%	42,697	4.00%	53,371	5.00%

As of December 31, 2010
Total capital to risk weighted assets:
Consolidated	$60,112	6.78%	$70,898	8.00%	N/A	N/A
Bank	60,899	6.88%	70,838	8.00%	$88,547	10.00%
Tier 1 capital to risk weighed assets:
Consolidated	37,346	4.21%	35,449	4.00%	N/A	N/A
Bank	48,991	5.53%	35,419	4.00%	53,128	6.00%
Tier 1 capital to average assets:
Consolidated	37,346	3.20%	46,617	4.00%	N/A	N/A
Bank	48,991	4.21%	46,599	4.00%	58,249	5.00%

Note B – Stock Compensation Plans

As of March 31, 2011, the Company has two stock based compensation plans, which are described more fully in Item 11 of the Company’s annual report on Form 10-K for the year ended December 31, 2010. The 1999 Stock Incentive Plan, which was approved by shareholders on April 27, 1999, expired in February 2009. The plan will continue to govern all unexercised and unexpired awards. The current plan in place, the 2005 Stock Incentive Plan, was approved by the shareholders at the 2005 Annual Meeting of Shareholders and provides for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock–based awards to employees and directors of the Company.

During the three months ended March 31, 2011 and 2010, respectively, the Company granted no options under the 2005 Stock Incentive Plan to directors and officers of the Company, and options granted in previous years were immediately vested at the time of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: expected life, expected volatility, risk-free interest rate, dividend growth rate and annual dividend paid.

The Company determined the expected life of the stock options using historical data. The risk-free interest rate is based on the 10 year U.S. Treasury in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock.

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a representative single measure of the fair value at which transactions may occur.

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in months)	Aggregate Intrinsic Value
Balance at December 31, 2010	345,312	$17.82
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	104,679	17.75

Balance at March 31, 2011	240,633	$17.84	49.21	$(4,068,599)

Balance exercisable at March 31, 2011	240,633	$17.84	49.21	$(4,068,599)

Exercise prices for options outstanding and exercisable as of March 31, 2011 were as follows:

Range of Exercise Prices	Number of Options	Remaining Contractual Life (in Months)	Weighted Average Exercise Price
$5.89	7,563	6.00	$5.89
$15.51 – $ 16.98	90,070	43.54	15.83
$19.01 – $ 24.87	143,000	55.07	19.74

$5.89 – $ 24.87	240,633	49.21	$17.84

Note C – Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing net loss by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended
	March 31, 2011	March 31, 2010
Net loss attributable to the Company	$(6,754,799)	$(922,792)
Weighted average shares outstanding	6,897,082	6,888,800

Basic loss per common share attributable to the Company’s common stockholders	$(0.98)	$(0.13)

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,897,082	6,888,800
Effect of stock options	—	—

Diluted average shares outstanding	6,897,082	6,888,800

Diluted loss per common share attributable to the Company’s common stockholders	$(0.98)	$(0.13)

At March 31, 2011 and 2010, options to acquire 240,633 and 399,802 shares of common stock, respectively, were not included in computing diluted loss per common share because their effects were anti-dilutive.

Note D – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2011
Available for sale:
U.S. Government and agency securities	$499,943	$871	$—	$500,814
Mortgage-backed securities	11,561,060	37,373	(142,590)	11,455,843

	$12,061,003	$38,244	$(142,590)	$11,956,657

Held to maturity:
Mortgage-backed securities	$113,571	$641	$—	$114,212

	$113,571	$641	$—	$114,212

December 31, 2010
Available for sale:
U.S. Government and agency securities	$499,781	$2,356	$—	$502,137
Mortgage-backed securities	8,672,320	11,300	(148,196)	8,535,424
State and municipal securities	174,645	1,444	—	176,089

	$9,346,746	$15,100	$(148,196)	$9,213,650

Held to maturity:
Mortgage-backed securities	$123,350	$658	$(88)	$123,920

	$123,350	$658	$(88)	$123,920

Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2011	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Mortgage-backed securities	$7,049,320	$142,493	$19,720	$97	$7,069,040	$142,590

Total temporarily impaired securities	$7,049,320	$142,493	$19,720	$97	$7,069,040	$142,590

	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Mortgage-backed securities	$7,167,226	$148,062	$21,246	$134	$7,188,472	$148,196

Total temporarily impaired securities	$7,167,226	$148,062	$21,246	$134	$7,188,472	$148,196

At March 31, 2011, approximately 98.3% of the mortgage backed securities held by the Company were issued by the Government National Mortgage Association (GNMA), which is backed by the full faith and credit of the federal government and the remaining mortgage backed securities were issued by Fannie Mae (FNMA) and Freddie Mac (FHLMC) institutions which the federal government has affirmed its commitment to support.

The unrealized loss positions at March 31, 2011 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions of less than 12 months duration at March 31, 2011 included 7 federal agency mortgage-backed securities. Securities with losses of one year or greater duration included 1 federal agency mortgage-backed security.

No impairment has been recognized on any securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

A maturity schedule of investment securities as of March 31, 2011 is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due:
In one year or less	$509,502	$511,162	$20,125	$20,125
After one year through five years	6,447,904	6,371,426	80,856	81,454
After five years through ten years	5,098,771	5,068,600	12,590	12,633
After ten years	4,826	5,469	—	—

	$12,061,003	$11,956,657	$113,571	$114,212

At March 31, 2011 and December 31, 2010, the Company had investment securities with carrying values of $12,143,451 and $8,430,922, respectively, pledged to secure public deposits and $15,008 and $24,820, respectively, pledged to secure treasury, tax and loan deposits.

Note E – Loans and Allowance for Loan Losses

Major classifications of loans by portfolio segment at March 31, 2011 and December 31, 2010 were:

	March 31, 2011	December 31, 2010
Construction and development	$103,794,865	$109,504,581
Commercial	60,942,661	63,717,189
Commercial mortgage	495,595,411	526,154,023
Residential mortgage	233,932,297	246,060,473
Installment loans to individuals	7,794,209	8,298,460
Other	276,750	375,566

Gross loans	902,336,193	954,110,292
Unearned income	(1,672,500)	(1,723,031)
Unaccreted discount on acquired loans	(1,881,683)	(1,954,995)
Allowance for loan losses	(61,722,030)	(79,038,370)

Loans, net	$837,059,980	$871,393,896

As of March 31, 2011 and December 31, 2010, loans with a carrying value of $247.1 million and $253.6 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta as collateral for borrowings and $39.5 million and $61.8 million, respectively, of loans were pledged to the Federal Reserve Bank.

During the third quarter of 2010, the Company completed an asset purchase and sale agreement with an independent third party accounted for as a transfer of financial assets whereby the Company sold $13.6 million of certain non-performing commercial and construction and development loans (plus accrued interest, late charges, and fees related to the loans of $4.6 million) without recourse at book value, and paid cash of $52 million; in exchange for the purchase of a pool of existing performing residential mortgage home equity loans, with an estimated fair value of $71.3 million. The Company does not have any continuing interest related to the non-performing commercial and construction and development loans that were sold.

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

The Company’s allowance for loan losses is the amount considered adequate to absorb probable losses within its loan portfolio based on management’s evaluation of the size and current risk characteristics of each of the segments of its loan portfolio. Such evaluation considers numerous factors and credit quality indicators, including, but not limited to net charge-off trends, internal risk ratings and changes in such risk ratings, historical losses incurred, collateral values, borrower FICO scores (primarily for consumer loans and home mortgage equity lines of credit), delinquency rates, nonperforming and restructured loans, underwriting practices, industry conditions and economic trends. The housing downturn and broader economic slowdown that accelerated in 2009 and has continued into 2011 has negatively affected both our consumer and commercial loan portfolios and was a significant factor management considered in the evaluation of all of the loan portfolio segments. During 2010, the Company updated its Allowance for Loan and Lease Policy and enhanced its methodology for calculating the estimate for its general allocation (ASC Topic 450) portion of the allowance analysis and further clarified the methodology for identifying loans that should be assessed for impairment under ASC Topic 310 (see below).

The adequacy of the allowance for loan losses is periodically evaluated by the Company, in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations made pursuant to either FASB ASC Topic 450 “Accounting for Contingencies,” or FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as doubtful or substandard. For these loans or other such loans that are also considered as impaired, an allowance is established based on a thorough analysis of the most probable of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated observable market price, or the estimated fair value of the underlying collateral value depending on the most likely source of repayment. A reserve is established when the fair value of the impaired loan is lower than the carrying value of the loan. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. For the majority of the real estate loans included in the construction and development, commercial mortgage and residential mortgage loan segments, the Company uses numerous sources of information in order make an evaluation of the property’s value that collateralizes these loans. Estimated collateral valuations are based on appraisals, broker price opinions, recent sales of similar properties, and other property-specific and relevant market information. The value estimate is based on an orderly disposition and marketing period of the property. In some instances, the Company adjusts externally provided appraisals for justifiable and well-documented reasons, such as age of the appraisal, the appraiser not being aware of certain property specific factors, or recent sales information. For commercial and industrial loans the Company relies more heavily on the borrower’s cash flow to support the fair value of the loan, however, also utilizes various sources of information to support the value of collateral such as equipment, accounts receivable or inventory; in addition to any real estate that may collateralize such loans.

The general component covers non-classified loans that are grouped into pools or segments based on similar characteristics and is based on historical loss experience and other credit quality indicators for each loan portfolio segment adjusted for qualitative factors. Such qualitative factors management considers are the known and inherent risks in each segment of the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, an analysis of the levels and trends of delinquencies, charge-offs and levels of concentrations within each loan segment of the portfolio, and the credit risk ratings of the various loan segments (in particular construction and development and commercial real estate loan portfolios). Such factors as the level and trend of interest rates, internal process factors and the condition of the national and local economies are also considered. The housing downturn and broader economic slowdown that accelerated in 2009 and has continued into 2011 has negatively affected both our consumer and commercial loan portfolios and has been a significant factor that management has considered in evaluating the general component of all loan segments. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of impaired loans, if applicable, are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance. Subsequent recoveries, if any, are credited to the allowance. The Bank’s policy regarding charge-offs requires all loans that are deemed uncollectible be charged off over a reasonable period of time. Also, all loans classified as “loss” by regulators must be charged-off in a timely manner. All loans recommended for charge off will be approved by the President and ratified by the Executive Committee. In addition, for real estate loans that are collateral dependent for collection, the uncollectible portion of the loan is charged off within a reasonable amount of time after the loan is over 90 days past due.

A summary of the activity in the allowance for loan losses by portfolio segment and recorded investment in loans for the three months ended March 31, 2011 and a summary of the activity in the allowance for loan losses for the three months ended March 31, 2010 were as follows:

	Three months ended March 31, 2011							Three months ended March 31, 2010
(in thousands)	Construction and Development	Commercial	Commercial Mortgage	Residential Mortgage	Installment loans to Individuals	Other and Unallocated	Total	Total

Allowance for credit losses:
Beginning balance	$13,893	$7,950	$45,314	$8,563	$815	$2,503	$79,038	$45,771
Charge-offs	(3,157)	(1,053)	(17,447)	(695)	(70)	—	(22,422)	(1,768)
Recoveries	2	9	85	5	6	—	107	141
Provision	2,905	181	2,547	1,218	133	(1,985)	4,999	4,998

Ending balance	$13,643	$7,087	$30,499	$9,091	$884	$518	$61,722	$49,142

Ending balance individually evaluated for impairment	$9,631	$4,738	$18,227	$6,680	$622	$—	$39,898

Ending balance collectively evaluated for impairment	$4,012	$2,349	$12,272	$2,411	$262	$518	$21,824

Gross Loans:
Ending balance	$103,795	$60,943	$495,595	$233,932	$7,794	$277	$902,336

Ending balance individually evaluated for impairment	$64,395	$13,687	$217,014	$41,118	$1,274	$—	$337,488

Ending balance collectively evaluated for impairment	$39,400	$47,256	$278,581	$192,814	$6,520	$277	$564,848

A summary of the recorded investment in loans by portfolio segment and the total allowance for loan losses as of December 31, 2010 were as follows:

(in thousands)	Construction and Development	Commercial	Commercial Mortgage	Residential Mortgage	Installment loans to Individuals	Other and Unallocated	Total
Allowance for credit losses:
Ending balance	$13,893	$7,950	$45,314	$8,563	$815	$2,503	$79,038

Ending balance individually evaluated for impairment	$10,480	$5,715	$35,361	$6,245	$531	$35	$58,367

Ending balance collectively evaluated for impairment	$3,413	$2,235	$9,953	$2,318	$284	$2,468	$20,671

Gross Loans:
Ending balance	$109,505	$63,717	$526,154	$246,060	$8,298	$376	$954,110

Ending balance individually evaluated for impairment	$68,659	$13,715	$230,249	$41,812	$938	$35	$355,408

Ending balance collectively evaluated for impairment	$40,846	$50,002	$295,905	$204,248	$7,360	$341	$598,702

At March 31, 2011, management believed the allowance for loan losses is commensurate with the risk existing in its loan portfolio and is directionally consistent with the change in the quality of the loan portfolio. However, the allowance may be increased or decreased in the future based on loan balances outstanding, changes in internally generated credit quality ratings of the loan portfolio, changes in general economic conditions, or other risk factors. Additionally, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

In addition to the allowance for loan losses, the Company received a credit enhancement of $2.9 million related to the purchase of residential mortgage home equity loans as discussed above. This enhancement was based on loan to value ratios and distributed FICO scores at the time of purchase, and is included in other liabilities on the consolidated balance sheet. Subsequent to the purchase of the loans, management reviewed the FICO scores and payment histories as the primary credit quality indicators to evaluate the credit quality of this portfolio. At the time of purchase there were no significant delinquencies in the portfolio. Past due loans within the acquired residential mortgage home equity loans as of March 31, 2011 are included in the Analysis of Past Due Loan table below; and make up the majority of the past due home equity lines of credit as of March 31, 2011 and December 31, 2010. Management intends on updating the FICO scores at least annually, and reviews both the delinquency trends and FICO scores within the portfolio quarterly to determine the adequacy of the allowance for loan losses related to the acquired loans. At March 31, 2011, management determined that the $2.9 million credit enhancement received in connection with the acquired loans was adequate to cover future losses inherent in the pool of loans and no further allowance was required at March 31, 2011.

Accounting standards require certain disclosures concerning impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Impaired loans amounted to $337.5 million and $355.4 million, with specific reserves allocated from the allowance for loan losses of $39.9 million and $58.4 million as of March 31, 2011 and December 31, 2010, respectively. Impaired loans for which no specific reserves have been allocated from the allowance for loan losses amounted to $166.9 million and $136.1 million as of March 31, 2011 and December 31, 2010, respectively. Included in the above impaired loan amounts were non-accrual loans of $111.0 million and $125.0 million as of March 31, 2011 and December 31, 2010, respectively. Loans that were 90 days past due and still collecting interest at March 31, 2011 and December 31, 2010 were $6.5 million and $5.4 million, respectively.

Following is more detailed information about impaired loans as of March 31, 2011 and December 31, 2010 by loan class:

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:

Construction – 1-4 family residential	$872,626	$872,626	$—	$2,280,615	$8,245
Construction – other, land and land development	22,337,650	27,039,853	—	21,751,628	53,212
Commercial	2,675,761	2,965,552	—	2,641,764	10,889
Commercial mortgage – Multifamily residential properties	4,288,538	4,288,538	—	2,958,552	47,095
Commercial mortgage – Owner occupied non-residential	16,367,091	17,323,739	—	15,662,008	229,133
Commercial mortgage – Other non-residential	103,589,980	123,010,628	—	90,506,584	1,223,790
Residential mortgage – 1-4 family	13,114,256	13,263,425	—	13,383,247	95,543
Residential mortgage – home equity line of credit	3,063,327	3,063,327	—	1,850,085	5,138
Installment loans to individuals	591,913	591,913	—	468,270	2,812
Other	—	—	—	—	—

Impaired loans with an allowance recorded:

Construction – 1-4 family residential	$—	$—	$—	$600,348	$—
Construction – other, land and land development	41,184,971	44,232,825	9,630,914	41,894,334	185,210
Commercial	11,010,715	11,385,715	4,738,187	11,058,831	96,442
Commercial mortgage – Multifamily residential properties	4,036,662	4,036,662	405,710	5,107,597	27,943
Commercial mortgage – Owner occupied non-residential	4,722,691	4,722,691	729,087	5,979,430	54,473
Commercial mortgage – Other non-residential	84,008,874	84,008,874	17,092,086	103,417,079	906,195
Residential mortgage – 1-4 family	24,300,006	24,330,587	6,488,315	25,397,055	204,166
Residential mortgage – home equity line of credit	641,030	641,030	192,269	834,939	6,820
Installment loans to individuals	682,123	682,123	621,980	638,250	5,857
Other	—	—	—	17,464	—

Total
Construction and development	$64,395,247	$72,145,304	$9,630,914	$66,526,925	$246,667
Commercial	13,686,476	14,351,267	4,738,187	13,700,595	107,331
Commercial mortgage	217,013,836	237,391,132	18,226,883	223,631,250	2,488,629
Residential mortgage	41,118,619	41,298,369	6,680,584	41,465,326	311,667
Installment loans to individuals	1,274,036	1,274,036	621,980	1,106,520	8,669
Other	—	—	—	17,464	—

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans with no related allowance recorded:

Construction – 1-4 family residential	$3,688,605	$3,980,241	$—
Construction – other, land and land development	21,165,605	21,578,730	—
Commercial	2,607,768	3,272,559	—
Commercial mortgage – Multifamily residential properties	1,628,566	1,628,566	—
Commercial mortgage – Owner occupied non-residential	14,956,926	14,956,926	—
Commercial mortgage – Other non-residential	77,423,188	80,429,324	—
Residential mortgage – 1-4 family	13,652,238	13,831,987	—
Residential mortgage – home equity line of credit	636,843	636,843	—
Installment loans to individuals	344,627	344,627	—
Other	—	—	—

Impaired loans with an allowance recorded:

Construction – 1-4 family residential	$1,200,696	$1,200,696	$178,988
Construction – other, land and land development	42,603,698	46,746,791	10,301,622
Commercial	11,106,948	11,106,948	5,715,089
Commercial mortgage – Multifamily residential properties	6,178,531	6,178,531	1,218,460
Commercial mortgage – Owner occupied non-residential	7,236,169	7,236,169	1,328,950
Commercial mortgage – Other non-residential	122,825,285	131,114,836	32,813,898
Residential mortgage – 1-4 family	26,494,105	26,494,105	5,871,192
Residential mortgage – home equity line of credit	1,028,847	1,028,847	373,548
Installment loans to individuals	594,337	594,337	530,774
Other	34,927	34,927	34,927

Total
Construction and development	$68,658,604	$73,506,458	$10,480,610
Commercial	13,714,716	14,379,507	5,715,089
Commercial mortgage	230,248,665	241,544,352	35,361,308
Residential mortgage	41,812,033	41,991,782	6,244,740
Installment loans to individuals	938,964	938,964	530,774
Other	34,927	34,927	34,927

As of March 31, 2011, loans classified as troubled debt restructurings were approximately $168.1 million, all of which are considered impaired and included in the disclosure above. Of this amount, $118.5 million was accruing and $49.6 million was non-accruing at March 31, 2011. Troubled debt restructurings in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan. None of the nonaccrual troubled debt restructurings were returned to accrual status during the three months ended March 31, 2011. As of December 31, 2010, approximately $172.0 million of loans were classified as troubled debt restructurings. Of this amount, $98.4 million was accruing and $73.6 million was non-accruing at December 31, 2010.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Loans on a nonaccrual status as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Construction and development:
1-4 family residential construction	$—	$2,045,522
Other construction, land and land development	41,466,316	39,335,220
Commercial	4,710,178	3,814,332
Commercial mortgage:
Multifamily residential properties	1,305,147	1,418,484
Owner occupied non-residential	3,520,688	5,703,011
Other non-residential	38,731,113	53,358,127
Residential mortgage:
1-4 family	18,005,691	18,109,931
Home equity line of credit	2,449,060	704,057
Installment loans to individuals	843,509	481,298
Other	—	34,928

Total	$111,031,702	$125,004,910

Management utilizes many factors in its ongoing monitoring and evaluation of the credit quality of its loan portfolio. Such evaluation considers numerous factors and credit quality indicators including net charge-off and historical incurred loss trends as reported in the above summary of loan loss activity; impaired, nonperforming and restructured loans as reported above and associated collateral values; and the following delinquency rates and trends as reported in the aged analysis of past due loans.

An analysis of past due loans as of March 31, 2011 and December 31, 2010 follows:

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Investment > 90 Days and Accruing

Construction and development:
1-4 family residential construction	$17,000	$—	$—	$17,000	$5,787,799	$5,804,799	$—
Other construction, land and land development	2,177,793	74,695	42,889,518	45,142,006	52,848,060	97,990,066	1,423,202
Commercial	2,624,703	1,391,611	5,177,531	9,193,845	51,748,816	60,942,661	467,353
Commercial mortgage:
Multifamily residential properties	—	317,624	1,599,441	1,917,065	29,478,083	31,395,148	294,294
Owner occupied non-residential	1,911,014	5,099,647	3,520,688	10,531,350	77,262,547	87,793,897	—
Other non-residential	45,611,197	28,596,395	40,684,295	114,891,886	261,514,480	376,406,366	1,953,182
Residential mortgage:
1-4 family	5,055,742	3,617,232	19,286,303	27,959,277	130,710,333	158,669,610	1,280,612
Home equity line of credit	2,652,389	768,015	3,513,106	6,933,510	68,329,177	75,262,687	1,064,046
Installment loans to individuals	91,333	193,249	893,032	1,177,614	6,616,595	7,794,209	49,523
Other	—	—	—	—	276,750	276,750	—

Total	$60,141,171	$40,058,468	$117,563,914	$217,763,553	$684,572,640	$902,336,193	$6,532,212

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Investment > 90 Days and Accruing

Construction and development:
1-4 family residential construction	$—	$—	$2,045,522	$2,045,522	$11,927,263	$13,972,785	$—
Other construction, land and land development	4,746,073	13,744,294	23,833,059	42,323,426	53,208,370	95,531,796	557,896
Commercial	1,736,126	1,630,466	3,164,449	6,531,041	57,186,148	63,717,189	—
Commercial mortgage:
Multifamily residential properties	—	318,659	2,234,410	2,553,069	30,254,579	32,807,648	815,926
Owner occupied non-residential	6,069,839	1,791,197	5,703,011	13,564,047	67,600,107	81,164,154	—
Other non-residential	14,394,387	4,758,354	54,955,037	74,107,778	338,074,443	412,182,221	2,484,970
Residential mortgage:
1-4 family	4,238,810	2,662,405	18,746,536	25,647,751	140,891,042	166,538,793	1,136,422
Home equity line of credit	5,473,753	912,107	1,060,727	7,446,587	72,075,093	79,521,680	356,670
Installment loans to individuals	335,712	298,175	257,436	891,323	7,407,137	8,298,460	—
Other	—	—	34,928	34,928	340,638	375,566	—

Total	$36,994,700	$26,115,657	$112,035,115	$175,145,472	$778,964,820	$954,110,292	$5,351,884

Additionally, management utilizes other credit quality indicators in determining the allowance for loan losses and evaluating the credit quality of its loan portfolio including internal risk ratings and changes in such risk ratings by loan class, payment activity by loan class and loan to collateral values. Management uses the classification system defined in bank regulations to evaluate the level of credit risk in loan portfolios in establishing its internal risk ratings. Using the risk-based approach, the loan portfolio is reviewed and assigned a quality risk rating based on management’s best judgment of the likelihood of repayment or, if a loan is troubled, the likelihood of timely and orderly liquidation without loss of either principal or interest. Management is constantly reviewing and updating the internal risk ratings. These internal ratings are divided into three groups as defined below:

•

Pass (not classified): Pass assets are well protected by the current net worth and paying capacity of the borrower, or guarantors, if any, or by the fair value, less cost to sell, of any underlying collateral.

•

Special Mention (a watch rating): A special mention asset has potential weaknesses that deserve management’s close attention due to Company specific or systematic conditions. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future point. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

•	Classified (an adverse rating): The three adverse classifications are Substandard, Doubtful, and Loss, as defined below.

•

Substandard: A “substandard” asset is inadequately protected by the current sound worth and paying capacity of the borrower or by the collateral pledged, if any. Assets so classified have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful: An asset classified as “doubtful” has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values. The likelihood of a loss on an asset or portion of an asset classified as “doubtful” is high.

•

Loss: An asset or portion thereof, classified “loss” is considered uncollectible and of such little value that its continuance on the Bank’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has no recovery, but rather, there is much doubt about, how much will be recovered, or whether recovery will occur.

The tables below present certain credit quality indicators related to the loan portfolio as of March 31, 2011 and December 31, 2010.

Credit Exposure – all loan portfolio segments, excluding acquired residential mortgage home equity loans Credit Profile by Internally Assigned Risk

March 31, 2011
Grade	Pass	Special Mention	Substandard	Doubtful	Loss

Construction and development:
1-4 family residential construction	$4,932,173	$—	$872,626	$—	$—
Other construction, land and land development	29,075,458	5,391,987	58,379,668	5,142,953	—
Commercial	42,093,225	5,162,960	12,014,040	1,666,436	6,000
Commercial mortgage:
Multifamily residential properties	15,976,870	7,093,078	8,325,200	—	—
Owner occupied non-residential	66,704,115	—	21,089,782	—	—
Other non-residential	139,641,434	49,166,078	184,344,925	3,253,929	—
Residential mortgage:
1-4 family	104,012,316	17,243,033	36,107,933	1,131,093	175,235
Home equity line of credit, excluding loans acquired	7,526,686	1,349,684	1,208,596	—	—
Installment loans to individuals	6,271,833	248,340	1,191,602	82,434	—
Other	276,750	—	—	—	—

	$416,510,860	$85,655,160	$323,534,372	$11,276,845	$181,235

December 31, 2010
Grade	Pass	Special Mention	Substandard	Doubtful

Construction and development:
1-4 family residential construction	$7,971,634	$1,111,850	$4,889,301	$—
Other construction, land and land development	30,060,155	1,702,338	56,249,107	7,520,196
Commercial	46,766,207	3,236,266	12,048,280	1,666,436
Commercial mortgage:
Multifamily residential properties	17,362,038	7,638,513	7,807,097	—
Owner occupied non-residential	54,891,415	4,079,644	22,193,095	—
Other non-residential	172,769,936	39,163,812	194,169,544	6,078,929
Residential mortgage:
1-4 family	110,608,023	15,784,427	39,015,250	1,131,093
Home equity line of credit, excluding loans acquired	8,460,338	1,235,951	1,208,472	—
Installment loans to individuals	7,292,786	66,710	886,309	52,655
Other	340,639	—	34,927	—

	$456,523,171	$74,019,511	$338,501,382	$16,449,309

All loans classified with a loss risk rating as of December 31, 2010 were charged off.

Credit Exposure – all loan portfolio segments

Credit Risk Profile Based on Payment Activity

	Performing Loans		Non-performing Loans
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Construction and development:
1-4 family residential construction	$5,804,799	$11,927,263	$—	$2,045,522
Other construction, land and land development	55,100,548	55,638,680	42,889,518	39,893,116
Commercial	55,765,130	59,902,857	5,177,531	3,814,332
Commercial mortgage:
Multifamily residential properties	29,795,707	30,573,238	1,599,441	2,234,410
Owner occupied non-residential	84,273,209	75,461,143	3,520,688	5,703,011
Other non-residential	335,722,071	356,339,124	40,684,295	55,843,097
Residential mortgage:
1-4 family	139,383,307	147,292,440	19,286,303	19,246,353
Home equity line of credit	71,749,581	78,460,953	3,513,106	1,060,727
Installment loans to individuals	6,901,177	7,817,162	893,032	481,298
Other	276,750	340,638	—	34,928

	$784,772,279	$823,753,498	$117,563,914	$130,356,794

Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.

Note F – Premises and Equipment

Premises and equipment are summarized as follows:

	March 31, 2011	December 31, 2010
Land	$2,614,324	$2,614,324
Building and improvements	9,095,014	9,095,014
Leasehold improvements	21,442,941	21,436,630
Furniture and equipment	17,529,693	17,560,679
Construction in progress	—	3,156

	50,681,972	50,709,803
Less accumulated depreciation	(16,928,975)	(16,382,027)

	$33,752,997	$34,327,776

Note G – Other Real Estate Owned

Other real estate owned is presented net of a valuation allowance for losses. An analysis of the valuation for losses on other real estate owned is as follows:

	March 31, 2011	March 31, 2010

Balance at beginning of year	$1,985,125	$1,144,328
Provision for losses	737,332	320,059
Charge-offs	(553,733)	(329,521)

Balance at end of period	$2,168,724	$1,134,866

Expenses applicable to other real estate owned include the following:

	March 31, 2011	March 31, 2010

Net loss on sale of real estate	$109,439	$35,811
Provision for losses	737,332	320,059
Operating expenses, net of rental income	461,484	258,152

Total	$1,308,255	$614,022

Note H – Deferred Income Taxes

The realization of deferred income tax assets (“DTA”) is assessed by management quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. A valuation allowance of $25.4 million and $23.6 million at March 31, 2011 and December 31, 2010, respectively, was established related to all components of the net deferred tax assets based on the determination after the above considerations that it was more likely than not that the deferred tax assets would not be fully realized, primarily as a result of the trend of significant losses experienced by the Company over the past two years and the first quarter of 2011.

Due to the net operating loss incurred for the year ended December 31, 2010 and the ability to carry back that loss to prior years in which income taxes were paid, the Company has recorded income taxes receivable of approximately $6.0 million as of March 31, 2011 and December 31, 2010, respectively, which are included in other assets on the accompanying consolidated balance sheets.

The Company has no uncertain tax positions at March 31, 2011.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2011
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011

Assets
Available for sale:
U.S. Government and agency securities	$—	$501	$—	$501
Mortgage-backed securities	$—	$11,456	$—	$11,456

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010

Assets
Available for sale:
U.S. Government and agency securities	$—	$502	$—	$502
Mortgage-backed securities	$—	$8,536	$—	$8,536
State and municipal securities	$—	$176	$—	$176

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis include the following:

Impaired Loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, the observable market price of the loan or the fair value of the collateral. All collateral-dependent loans are measured for impairment based on the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent licensed appraiser outside of the Company using observable market data. Depending on the age of the appraisal and current economic conditions, management may appropriately discount the appraisals based on facts known to the Company, such as list prices or property condition. For example, an appraisal may assume the collateral is in good condition, but the Company’s credit administration area subsequently learns that repairs are necessary to bring the property into saleable condition. Another example would be when the Company maintains an appraisal of a lot in a subdivision, and credit administration learns of a subsequent sale of similarly situated lots in the same area at lower prices. In both cases, downward adjustments in value are appropriately made to reflect our understanding of current conditions. This valuation would be considered Level 3. An allowance is allocated to an impaired loan if the carrying value exceeds the estimated fair value. Impaired loans had a carrying amount of $337.5 million and $355.4 million, with a valuation allowance of $39.9 million and $58.4 million at March 31, 2011 and December 31, 2010, respectively.

Other Real Estate Owned. Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions which are based on current market trends and historical loss severities for similar assets. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings in the Company’s consolidated statements of operations. Other real estate owned had a carrying amount of $37.2 million and $32.2 million at March 31, 2011 and December 31, 2010, respectively. For the three months ended March 31, 2011 and 2010, the Company recorded losses of $737.3 thousand and $320.0 thousand, respectively, due to valuation adjustments on other real estate owned property in its consolidated statements of operations.

The following table summarizes assets measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2011
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011

Assets
Impaired loans	$—	$—	$297,590	$297,590
Other real estate owned	$—	$—	$37,226	$37,226

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010

Assets
Impaired loans	$—	$—	$297,040	$297,040
Other real estate owned	$—	$—	$32,228	$32,228

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

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

Investment Securities

Fair values are based on published market prices or dealer quotes. Available-for-sale securities are carried at their aggregate fair value.

Equity Securities, Restricted

The carrying amount approximates fair value.

Loans Held for Sale

The carrying value of loans held for sale is a reasonable estimate of fair value since the loans are expected to be sold within a short period.

Loans, Net

For loans receivable with short-term and/or variable characteristics, the total receivables outstanding approximate fair value. The fair value of other loans is estimated by discounting the future cash flows using the build up approach to a discount rate. Components of the discount rate include a risk free rate, credit quality component and a service charge component.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amount approximates fair value.

Deposits

The fair value of noninterest bearing deposits and deposits with no defined maturity, by FASB ASC Topic 825 definition, is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using the build up approach to a discount rate. Components of the discount rate include a risk free rate, credit quality component and a service charge component.

Short-Term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.

Long-Term Debt

The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Trust Preferred Capital Notes

The fair value is estimated by discounting the future cash flows using a discounted rate of 3 month Libor plus the Company’s credit spread (1.40%).

Loan Commitments, Standby and Commercial Letters of Credit

Fair values for off-balance sheet lending commitments approximate the contract or notional value taking into account the remaining terms of the agreement and the counterparties’ credit standings. The fair values of these items are not significant and are not included in the following table.

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$84,336	$84,336	$119,895	$119,895
Investment securities	12,070	12,071	9,337	9,338
Equity securities, restricted	8,757	8,757	8,757	8,757
Loans held for sale	—	—	1,750	1,750
Loans, net	837,060	848,223	871,394	896,728
Accrued interest receivable	5,470	5,470	5,490	5,490
Deposits	911,776	929,820	960,234	981,150
Short-term borrowings	19,000	18,999	29,000	28,999
Long-term debt	50,000	54,738	50,000	54,470
Trust preferred capital notes	20,619	20,612	20,619	20,618
Accrued interest payable	3,564	3,564	3,685	3,685

Note J – Subsequent Events

On May 9, 2011, the Company received a letter (the “Notification Letter”) from The NASDAQ Stock Market (“NASDAQ”) notifying the Company that it no longer meets NASDAQ’s continued listing requirement under Listing Rule 5450(a)(1) (the “Bid Price Rule”). The Notification Letter states that the closing bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days and that the Company is therefore not in compliance with the Bid Price Rule.

The Notification Letter has no effect at this time on the listing of the Company’s common stock on the NASDAQ Global Select Market and the Company’s common stock will continue to trade on the NASDAQ Global Select Market under the symbol “CWBS.”

The Notification Letter states that the Company will be afforded 180 calendar days, or until November 7, 2011, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days. If the Company does not regain compliance by November 7, 2011, NASDAQ will provide written notification to the Company that the Company’s common stock will be subject to delisting from the NASDAQ Global Select Market. The Company may, however, be eligible for an additional grace period if it satisfies the initial listing standards (with the exception of the Bid Price Rule) for listing on the NASDAQ Capital Market, and submits a timely notification to NASDAQ to transfer the listing of its common stock to the NASDAQ Capital Market. The Company may also appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel.

The Company intends to actively monitor the bid price of its common stock and will consider available options to resolve the deficiency and regain compliance with the Bid Price Rule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The sole business of Commonwealth Bankshares, Inc. is to serve as a holding company for Bank of the Commonwealth. The Company was incorporated as a Virginia corporation on June 6, 1988, and on November 7, 1988 it acquired the Bank.

Bank of the Commonwealth was formed on August 28, 1970 under the laws of Virginia. Since the Bank opened for business on April 14, 1971, its main banking and administrative offices have been located in Norfolk, Virginia. The Bank currently operates four branches in Norfolk, six branches in Virginia Beach, four branches in Chesapeake, two branches in Portsmouth, one branch in Suffolk, and four branches in North Carolina, located in Powells Point, Waves, Moyock and Kitty Hawk. Bank of the Commonwealth Mortgage currently operates one mortgage branch office in Gloucester, Virginia. Executive Title Center currently operates one title insurance branch office in Suffolk, Virginia. Commonwealth Financial Advisors currently has one location in Norfolk, Virginia.

The Company concentrates its marketing efforts in the cities of Norfolk, Virginia Beach, Portsmouth, Chesapeake and Suffolk, Virginia and Northeastern North Carolina. The Company intends to continue concentrating its banking activities in its current markets, which the Company believes are attractive areas in which to operate.

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting period and should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of adequacy of the allowance for loan losses, future provisions for loan losses, charge-offs, non-performing assets, revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to the Written Agreement, regulatory and/or legal matters, the current federal grand jury and SEC investigations, products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the “Risk Factors” section in the 2010 Form 10-K and in this Form 10-Q. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

For a further discussion of certain risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the “Risk Factors” sections in the 2010 Form 10-K and in this Form 10-Q.

•	There is substantial doubt about our ability to continue as a going concern, which may affect our business relationships.

•	The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the Written Agreement, or if its condition continues to deteriorate.

•	We may incur significant credit losses, particularly in light of current market conditions.

•	We incurred significant losses in 2010 and the first quarter of 2011 and may continue do so in the future and we can make no assurances as to when we will be profitable.

•

We have entered into a Written Agreement with the Federal Reserve and the Bureau that places significant restrictions on our operations and requires us to dedicate significant resources to complying with the agreement. The cost of compliance, as well as any failure to comply, with the Written Agreement may have a material adverse effect on us.

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

•	Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

•	We may not be able to manage risks inherent in our business, particularly given the recent turbulent and dynamic market conditions.

•	A failure of the technology we use could harm our business and our information systems may experience a breach in security.

•	An extended disruption of vital infrastructure and other business interruptions could negatively impact our business.

•	The Parent’s stock price can be volatile.

•	The trading volume in the Parent’s common stock is less than that of other financial services companies.

•	An investment in the Parent’s common stock is not an insured deposit.

•	Consumers may decide not to use banks to complete their financial transactions.

•	We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

•	If we fail to regain compliance with the continued listing requirements of the NASDAQ Global Select Market, our Common Stock could be delisted.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required. See Note 1 – Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note E – Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 for further information related to the allowance for loan losses.

Results of Operations and Financial Condition of Commonwealth Bankshares, Inc. and Subsidiaries

Overview

The challenging economic conditions experienced over the past three years continued to negatively impact the businesses and consumers in our market area during the first quarter of 2011. Ongoing deterioration in our loan portfolio resulted in further declines in the commercial real estate sector and additional credit quality issues for the Bank. During the first quarter of 2011, we charged-off $22.4 million in loans primarily as a result of declining collateral values related to updated appraisals received during the quarter. Consequently, management and the Board provided $5.0 million to the Bank’s allowance for loan losses during the three months ended March 31, 2011, which was in addition to the $52.5 million and $53.9 million provided in years ended December 31, 2010 and 2009, respectively. Addressing these troubled credits aggressively and conservatively has always been, and will continue to be, a top priority of the Company. At the same time, we have not lost sight of our fundamental belief in standing by our clients and our communities. Today’s environment requires stringent measures. We are committed to taking the actions necessary to withstand this difficult economic phase.

During the three months ended March 31, 2011, the Company reported a loss of $6.8 million, compared to a $923 thousand loss for the corresponding period in 2010. Provisions for loan losses of $5.0 million during each of the 2011 and 2010 periods negatively impacted the corresponding quarter’s earnings. Additionally, a decline in net interest income, increased losses on other real estate owned and related expenses and costs associated with current regulatory and legal matters continued to pressure earnings during the first quarter of 2011 as compared with first quarter of 2010. On a per share basis, diluted loss per share increased to $0.98 per share for the three months ended March 31, 2011 as compared with a loss of $0.13 per share for the three months ended March 31, 2010. Book value per share at March 31, 2011 was $3.09 compared to $4.07 at December 31, 2010. There were no dividends paid to shareholders during the quarters ended March 31, 2011 and 2010.

The Company’s return on average assets (“ROAA”) was negative 2.56% and negative 0.29% for the three months ended March 31, 2011 and 2010, respectively, while its return on average equity (“ROAE”) was negative 100.11% and negative 4.67% for the comparable 2011 and 2010 quarters, respectively. Ongoing net losses created by significant loan loss provisions, losses and expenses related to other real estate owned and expenses associated with regulatory and legal matters continue to be the primary factors negatively impacting these profitability measurements.

Total assets declined by $65.1 million to $1.0 billion during the three months ended March 31, 2011. This decrease was primarily the result of decreases in cash and cash equivalents and loans outstanding. Total cash and cash equivalents declined $35.6 million to $84.3 million during the period, primarily resulting from paying off broker certificates of deposit as they matured. Management’s ongoing philosophy of aggressively resolving problem loan credits through charge-offs and foreclosure contributed to its net loan balances declining $51.7 million to $898.8 million at March 31, 2011.

As a result of our net losses in 2010 and for the first quarter of 2011, our total risk-based capital ratio for the Bank fell below the adequately capitalized regulatory minimum threshold of 8% to 6.29% at March 31, 2011. Our goals for repositioning the Bank include raising capital in order to return to a “well capitalized” capital status, as well as improving our liquidity position, maintaining an adequate allowance for loan losses and reducing expenses.

Material Trends

Partially as a result of the economy and partially due to our prior credit practices and administration, we experienced a significant deterioration in credit quality over the past three years. Increases in problem loans and non-performing assets resulted in significant amounts being added to our allowance for loan losses which, coupled with other credit related costs associated with carrying other real estate owned and losses from sales and valuation adjustments of other real estate owned, contributed to the net losses available to common shareholders of $6.8 million for the three months ended March 31, 2011, and net losses of $51.8 million in 2010 and $25.8 million in 2009. In light of continued economic weakness, uncertain real estate values going forward and the lingering impact of our prior credit practices and administration, problem credits may continue to rise, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses, and we may continue to incur significant losses related to other real estate owned and loan charge-offs. As a result, we may continue to incur significant credit costs throughout the remainder of 2011, which would adversely impact our financial condition, our results from operations, and value of our common stock.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note A to the consolidated financial statements, due to the Company’s year 2010 and first quarter 2011 financial results, the substantial uncertainty throughout the U.S. banking industry, the Written Agreement the Company and the Bank have entered into, the Bank’s undercapitalized status, continued operating losses and ongoing deterioration in asset quality, potential liquidity constraints and other factors, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments that might result from the outcome of this uncertainty.

Regulatory Matters

Effective July 2, 2010, the Company and the Bank entered into a written agreement with the FRB and the Bureau (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Please see Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2010 for a copy of the Written Agreement.

Under the terms of the Written Agreement, the Bank agreed to develop and submit for approval within the time periods specified therein written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) strengthen credit risk management policies; (c) enhance lending and credit administration; (d) enhance the Bank’s management of commercial real estate concentrations; (e) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; (f) review and revise, as appropriate, current policy and maintain sound processes for determining, documenting and recording an adequate allowance for loan and lease losses; (g) enhance management of the Bank’s liquidity position and funds management practices; and (h) reduce the Bank’s reliance on brokered deposits.

In addition, the Bank agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the Reserve Bank or the Bureau absent prior board of directors approval in accordance with the restrictions in the Written Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Reserve Bank and the Bureau; (c) not accept any new brokered deposits (contractual renewals or rollovers of existing brokered deposits are permitted); and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

Under the terms of the Written Agreement, both the Company and the Bank have submitted a capital restoration plan to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company agreed that it will not make any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

The Company is also required to obtain prior approval for the appointment of new directors, the hiring or promotion of senior executive officers, and to comply with restrictions on “golden parachute” payments. Under the terms of the Written Agreement, the Company and the Bank appointed a committee to monitor compliance with the Written Agreement. This Committee has met at least monthly to review compliance. The directors of the Company and the Bank have recognized and unanimously agree with the common goal of financial soundness represented by the Written Agreement and have confirmed the intent of the directors and executive management to diligently seek to comply with all requirements of the Written Agreement.

As part of our efforts to reposition the Bank for the future, and in conjunction with our efforts to comply with the Written Agreement, management and the Board have been working proactively over the past nine months to improve the Company’s financial condition and have made significant progress in addressing many of the issues cited in the Written Agreement. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, strengthening lending policies and procedures, enhancing credit administration procedures, enhancing the Bank’s management of commercial real estate concentrations, improving liquidity, reducing the reliance on brokered deposits, and improving capital. The Company also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $1 million. Additionally, the Company instituted the required review process for all classified loans. All written plans due under the Written Agreement have been timely submitted and are subject to regulatory review and approval, which is pending. We have our process and methodology for evaluating the provision for loan losses and substantially increased loan loss reserves, and reduced our reliance on brokered deposits. In addition, we increased problem loan management staff and improved risk management practices. We have a constructive working relationship with our regulators and will continue to coordinate closely with them as we work to address the remaining issues in the Written Agreement as quickly as possible.

Analysis of Results of Operations

Net Interest Income and Net Interest Margin

Net interest income, the fundamental source of the Company’s earnings, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans, investment securities and overnight interest bearing deposits, while deposits, short-term borrowings, and long-term debt represent the major portion of interest bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates when compared to previous periods of operations.

Net interest income was $6.3 million for the three months ended March 31, 2011, which represented a decrease of 13.8% or $1.0 million from the three months ended March 31, 2010. Average loan balances and yields declined $83.3 million and 68 basis points, respectively, and non-accrual loans increased $23.2 million since March 2010, contributing to a $2.8 million decline in interest income and the 68 basis point drop in yield on loans. However, a $150.5 million decrease in average interest bearing liabilities, coupled with a 32 basis points improvement in the corresponding average cost, resulted in a $1.8 million or 23.4% decrease in interest expense which partially offset the interest income decline. Additionally, a $90.8 million decrease in average FRB reserve balances which only earn 25 basis points and declines in deposit balances and rates, specifically broker CDs, helped mitigate the impact of a shrinking and deteriorating loan portfolio, resulting in the Company’s net interest margin to remain relatively flat at 2.40% for the three months ended March 31, 2011 as compared to 2.41% in the prior year first quarter.

Average interest earning assets decreased $169.1 million for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, while the corresponding yield on earnings assets declined 28 basis points for the same comparable period. The decline in average loan balances and FRB reserve balances represented the primary reasons for the decrease in average interest earning assets. Management’s ongoing philosophy of aggressively resolving problem loan credits through charge-offs and foreclosures, normal principal curtailments and management’s efforts to shrink the balance sheet to preserve capital levels contributed to the loan decrease while liquidity demands to fund maturing brokered CDs and ongoing operations represented the primary factor impacting the decrease in the FRB reserve balances. The $150.5 million decrease in average interest bearing liabilities over the past twelve months was primarily resulted from a $121.1 million decline in average time deposit balances and a $20.3 million drop in average interest bearing demand deposit balances. Repayment of brokered CDs as they matured impacted average time deposit balances while lower deposit rates being offered, market competition for demand deposits and continued economic instability contributed to lower balances in interest bearing demand deposit accounts.

The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The spread that can be earned between interest earning assets and interest bearing liabilities depends to a large extent on the slope of the yield curve. For the three months ended March 31, 2011, the net interest margin was 2.40% compared to 2.41% reported for the first quarter of 2010. While insignificant, the decrease in net interest margin for the first quarter of 2011 was primarily the result of a drop in the average yield on our average interest earning assets of 28 basis points. Ongoing credit quality, primarily related to the increase in non-accrual loans, resulted in a 68 basis points decline in average yield on loans to 5.17% for the first quarter of 2011 as compared with 5.85% for the first quarter of 2010. The drop in yield of our earning assets was offset with a decrease in the cost of our interest bearing liabilities of 32 basis points over the past twelve months. The decrease in our interest bearing liability costs primarily related to maturing time deposits re-pricing at a lower cost during the past year, resulting in our average cost of time deposits decreasing from 2.83% for the first quarter of 2010 to 2.55% for the first quarter of 2011.

The following table presents the average interest earning assets and average interest bearing liabilities, the average annualized yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the indicated periods. The variance in interest income and expense caused by differences in average balances and rate is shown in the subsequent table.

Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended March 31,
	2011			2010
(dollars in thousands)	Average Balance(1)	Annualized Interest	Average Yield/Rate(2)	Average Balance(1)	Annualized Interest	Average Yield/Rate(2)
Assets
Interest earning assets:
Loans (3)(4)(7)	$938,534	$48,501	5.17%	$1,021,811	$59,796	5.85%
Investment securities (3)	10,609	267	2.52%	4,824	152	3.15%
Equity securities	8,757	225	2.57%	9,508	158	1.66%
FRB reserve balance	99,479	249	0.25%	190,326	447	0.23%
Federal funds sold	664	1	0.15%	831	1	0.12%
Interest bearing deposits in banks	211	1	0.47%	30	—	0.00%
Statutory trust	619	12	1.94%	619	40	6.46%
Other investments	278	6	2.16%	272	11	4.04%

Total interest earning assets	1,059,151	49,262	4.65%	1,228,221	60,605	4.93%

Noninterest earning assets:
Cash and due from banks	2,626			2,885
Premises and equipment, net	34,131			35,625
Other assets	50,808			52,158
Less: allowance for loan losses	(78,529)			(46,031)

Total assets	$1,068,187			$1,272,858

Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$62,970	$282	0.45%	$83,238	$841	1.01%
Savings deposits	9,091	47	0.52%	7,405	41	0.55%
Time deposits	823,358	21,036	2.55%	944,502	26,754	2.83%
Federal funds purchased	—	—	0.00%	—	—	0.00%
Short-term borrowings	24,197	108	0.45%	35,005	142	0.41%
Long-term debt	50,000	1,936	3.87%	50,000	1,936	3.87%
Trust preferred capital notes	20,619	385	1.87%	20,619	1,330	6.45%

Total interest bearing liabilities	990,235	23,794	2.40%	1,140,769	31,044	2.72%

Noninterest bearing liabilities:
Demand deposits	40,576			43,022
Other	9,760			8,490

Total liabilities	1,040,571			1,192,281

Equity:
Stockholders’ equity	27,365			80,135
Noncontrolling interests	251			442

Total equity	27,616			80,577

Total liabilities and equity	$1,068,187			$1,272,858

Net interest income (tax equivalent basis)		$25,468			$29,561

Net interest margin (5) (tax equivalent basis)			2.40%			2.41%
Average interest spread (6) (tax equivalent basis)			2.25%			2.21%

(1)	Average balances are computed on daily balances and management believes such balances are representative of the operations of the Company
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was $1 thousand and $6 thousand for the three months ended March 31, 2011 and 2010, respectively. The tax equivalent adjustment to investment securities was $2 thousand and $16 thousand for the three months ended March 31, 2011 and 2010, respectively.
(4)	Non-accrual loans are included in the average loan balances, and cash received on such loans is recorded as a reduction to loan principal. Loans are net of unearned income.
(5)	Net interest margin is net interest income, expressed as a percentage of average interest earning assets.
(6)	Interest spread is the average yield earned on interest earning assets, less the average rate incurred on interest bearing liabilities.
(7)	Loan fees included in interest income was $95 thousand and $105.1 thousand for the three months ended March 31, 2011 and 2010, respectively.

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

	Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
	Increase (Decrease) Due to:		Interest Income/Expense Variance
(in thousands)	Volume	Rate

Interest Income:
Loans	$(4,639)	$(6,656)	$(11,295)
Investment securities	138	(23)	115
Equity securities	(11)	78	67
FRB reserve balance	(230)	32	(198)
Federal funds sold	—	—	—
Interest bearing deposits in banks	—	1	1
Other investments	—	(33)	(33)

	(4,742)	(6,601)	(11,343)

Interest Expense:
Interest bearing demand deposits	(170)	(389)	(559)
Savings deposits	8	(2)	6
Time deposits	(3,241)	(2,477)	(5,718)
Federal funds purchased	—	—	—
Short-term borrowings	(50)	16	(34)
Long-term debt	—	—	—
Trust preferred capital notes	—	(945)	(945)

	(3,453)	(3,797)	(7,250)

Increase (decrease) in net interest income	$(1,289)	$(2,804)	$(4,093)

Noninterest Income

Total noninterest income decreased $879.1 thousand or 143.7% in the first quarter of 2011 to a loss of $267.4 thousand from income of $611.7 thousand reported in the first quarter of 2010. The primary reason for the lower noninterest income for the first quarter of 2011 related to the increase in losses on other real estate owned (“OREO”) and decreases in revenue from the Bank’s non-banking subsidiary companies. The Company recorded losses on OREO totaling $846.8 thousand and $355.9 thousand for the three months ended March 31, 2011 and 2010, respectively. For the March 2011 three month period, $737.3 thousand of the loss resulted from valuation adjustments made to property values and $109.5 thousand related to net losses from sales of OREO properties. For the comparable 2010 quarter, $320.1 thousand of the loss related to valuation adjustments and $35.8 thousand related to losses recorded on the sales of OREO properties. The increase in the losses on OREO properties over the past year reflects the decline in market values of real estate in our market areas, the Company’s efforts to aggressively address impaired loans through foreclosures and the impact of the current economic environment on the financial condition of our loan customers.

Overall non-banking subsidiary revenues decreased $233.0 thousand for the first quarter of 2011 as compared with the first quarter of 2010. Revenues from Executive Title Center decreased $20.4 thousand for the three months ended March 31, 2011 as compared with the same period in 2010 while revenues from the mortgage company decreased $45.1 thousand over the same comparable periods. The decrease in mortgage revenues resulted from the attrition of mortgage loan originators over the past year and the difficulty in replacing them in a competitive labor market and a weak housing market that reduced mortgage loan demand. The decrease in title revenues has followed the decrease in mortgage loan originations, as well as a decrease in commercial lending at the Bank. Revenues from Commonwealth Financial Advisors, LLC declined $167.5 thousand during the first quarter of 2011 as compared to the prior year first quarter as a result of a one time settlement of an insurance claim of $127.8 thousand that was reported as revenue in the first quarter of 2010.

Additionally, service charges on deposit accounts decreased $63.5 thousand or 22.6% during the first three months of 2011 as compared with the same period in 2010. The decrease in service charges over the last year primarily relates to a decline in non-sufficient funds (“NSF”) fees. Included in service charges on deposit accounts for the three months ended March 31, 2011 and 2010 were $164.8 thousand and $215.8 thousand in NSF fees, respectively. This decrease primarily resulted from the Bank’s current policy of no longer allowing overdrafts on many commercial deposit accounts as a result of credit deterioration of loans to these customers. Management expects levels of NSF fees to continue their decline as a result of the loss of fees related to these commercial deposit accounts in future periods. Other service charges and fees remained relatively flat at $216.2 thousand for the 2011 first quarter as compared to $210.6 thousand in the prior year first quarter. ATM fee income, representing a significant portion of other service charges and fees, realized a small increase during the period from $104.0 thousand during the three months ended March 31, 2010 to $108.6 thousand for the three months ended March 31, 2011. Increases in card usage among our customers in recent years continue to positively impact our ATM fee income. Trust services fees, also represents a large portion of other service charges and fees, and increased $4.5 thousand from $71.4 thousand in the first quarter of 2010 to $75.9 thousand in the first quarter of 2011. After experiencing a decline in these fees during fiscal year 2010 due to the loss of one large estate account, the addition of several new estate accounts during the first quarter of 2011 helped stabilize this income stream.

Noninterest Expense

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased $3.4 million or 80.0% to $7.8 million in the first quarter of 2011 from $4.3 million for the first quarter of 2010. The 2010 first quarter included a one-time reduction of benefit cost of $1.9 million which is further explained below. The ratio of noninterest expense to average total assets (annualized) was 2.95% and 1.37% for the three months ended March 31, 2011 and 2010, respectively. Notwithstanding management’s best efforts to control noninterest expenses, they continued to grow in the 2011 first quarter due to the increased costs related to managing the Company during this difficult economic and regulatory environment as further discussed below.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing noninterest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of noninterest revenues along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 129.06% for the three months ended March 31, 2011, compared to 54.57% for the 2010 first quarter. For the three months ended March 31, 2011, the Company’s efficiency ratio was negatively impacted by the increase in losses on OREO, expenses related to OREO properties, FDIC insurance, consulting fees and professional fees, including legal expenses related to loan collections and regulatory actions (see further discussion below). The Company’s efficiency ratio was positively affected in the first quarter of 2010 by the one time reduction of $1.9 million in benefit costs further explained below.

Salaries and employee benefits, the largest component of noninterest expense, increased $2.0 million or 368.6% in the 2011 first quarter as compared with comparable 2010 quarter. The increase in salaries and benefits in the first quarter of 2011 was the direct result of the elimination of the executive officer deferred compensation plans during the first quarter of 2010, resulting in a one-time reduction of benefits costs of $1.9 million during that quarter. Additionally, there were further increases in personnel during the first quarter of 2011 in key areas necessary to support regulatory compliance and address problem assets.

Occupancy expense decreased by $15.4 thousand in the 2011 first quarter as compared to the first quarter of 2010, primarily due to a lack of significant changes in facilities during the past year. Likewise, furniture and equipment expense declined in the 2011 first quarter as compared with the first quarter of 2010, decreasing $42.4 thousand or 8.4%.

Two components of noninterest expense that have increased dramatically over the past year include FDIC insurance costs and expenses associated with carrying OREO. The $352.0 thousand increase in FDIC insurance costs for the first quarter of 2011 as compared with the first quarter of the prior year was primarily due to higher assessment rates associated with the increased risk characteristics of being deemed a troubled institution and party to the Written Agreement. Further increases in our FDIC assessment rate may occur since our capital ratios continued to be below adequately capitalized status at March 31, 2011. OREO expenses increased $203.3 thousand or 78.9% in the first quarter of 2011 as compared with the prior year first quarter. The increase in OREO expenses is the direct result of an increase of $22.2 million in OREO over the past twelve months as management has addressed problem credits through increased foreclosures. Costs associated with OREO include property taxes, maintenance, insurance, and foreclosure expenses. Management expects OREO expenses to remain elevated in future periods due to the significant level of OREO properties currently on hand and the anticipated foreclosures in the pipeline.

Other noninterest operating expenses, which include various types of expenses and transactions relating to normal banking operations, increased $951.7 thousand or 73.0% in the first quarter of 2011 as compared with the prior year first quarter as follows:

	Three months ended
	March 31, 2011	March 31, 2010

Stationery and office supplies	$42,229	$49,380
Advertising and marketing	49,408	38,256
Telephone and postage	173,443	161,848
Professional fees	842,762	233,632
Bank franchise tax	227,929	232,824
Other outside services	262,219	234,175
Directors’ and advisory board fees	54,005	61,753
ATM, online banking and bank card expenses	30,972	33,370
Loan collection costs	396,809	103,982
Other	175,403	154,306

	$2,255,179	$1,303,526

The largest increases in other noninterest expenses for the first quarter of 2011 as compared with the prior year first quarter consisted primarily of higher legal expenses related to regulatory matters and loan collections; and consulting expenses associated with management of regulatory matters and the Written Agreement, accounting and income tax matters, and outside loan reviews (all of which are included in professional fees and loan collection costs in the above table). Legal expenses increased significantly in the first quarter of 2011, largely in response to regulatory matters associated with being a troubled institution and the Company’s Written Agreement, and increased loan collection and foreclosure activity that were the direct result of the challenging economic environment. The increase in legal and other costs related to loan collection activities of $292.8 thousand for the first quarter of 2011 as compared with the prior year first quarter were directly related to the increase in foreclosure activity over the past year. Legal expenses related to regulatory, grand jury and SEC investigations and other matters increased $309.5 thousand in the first quarter of 2011 as compared with the prior year first quarter. Management expects that legal expenses related to regulatory and other matters may remain elevated in 2011, as the Company anticipates possibly incurring additional legal fees in connection with the pending grand jury and SEC investigations that are more thoroughly discussed in Item 3. “Legal Proceedings” of the Company’s 2010 Annual Report on Form 10-K. Consulting expenses associated with managing the Written Agreement, accounting and tax services, and outside third-party loan review also grew significantly over the last year as these professional services increased $337.3 thousand for the quarter ended March 31, 2011 as compared with the first quarter of the prior year. The Company has strengthened its credit administration processes with the addition of a third-party loan review team which completed a comprehensive review of our construction, development and commercial real estate loan portfolios, with an emphasis on large loans and problem loans. The Company plans on this type of review being performed on a semi-annual basis for the foreseeable future and expects these services to continue impacting the Company’s level of professional expenses in future periods.

Income Taxes

The Company recorded income tax expense of $2.7 thousand in the March 2011 quarter as compared with an income tax benefit of $496.9 thousand in 2010. In spite of a higher net loss for the first quarter of 2011, income taxes were minimal since the income tax benefit associated with the loss for the quarter was recorded as a deferred tax asset and the Company determined that all deferred tax assets required an offsetting valuation allowance based on the negative outlook regarding the likelihood of generating the future taxable income required to realize these benefits. The realization of deferred income tax assets (“DTA”) is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. A valuation allowance was established in the first quarter of 2011 related to all components of the net deferred tax assets based on the determination after the above considerations that it was more likely than not that the deferred tax assets would not be fully realized, primarily as a result of the significant losses experienced by the Company over the past two years. For more information on the deferred tax valuation allowance and income tax expense, see Note H of the Consolidated Financial Statements included in this Form 10-Q.

Financial Condition

Total assets at March 31, 2011 were $1.0 billion, a decrease of 5.9% or $65.1 million from December 31, 2010, primarily as a result of a planned decrease in our loan portfolio and reduction in cash and cash equivalents used to pay down maturing brokered deposits. Reducing the size and risk concentrations of our loan portfolio is a major component of our Risk Management Plan, the chief objectives of which are to manage our risk profile, strengthen our balance sheet and increase our capital ratios. The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of March 31, 2011, total gross loans (excluding unearned interest) were $902.3 million, a decrease of $51.8 million or 5.4% from December 31, 2010. The decline in total gross loans for the first quarter of 2011 was the result of scheduled principal curtailments, loans that were paid off and loans charged off during the first quarter. In the near term, we intend to continue the planned decrease in our loan portfolio through scheduled principal payments, charge-offs, judicious underwriting of new loans and, if favorable opportunities present themselves, possibly sales of loans.

As of March 31, 2011, 73.2% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. However, commercial loans decreased $39.0 million, primarily commercial real estate loans, from December 31, 2010, as we work to reduce this concentration. A significant portion, 90.8%, of these commercial loans was collateralized with real estate. We have a high concentration of construction and real estate loans, both commercial and residential. At March 31, 2011, 92.4% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

Provision and Allowance for Loan Losses

The provision for loan losses represents the periodic cost of maintaining an allowance for inherent credit losses. The amount of the provision each period and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, loan performance measures and trends (such as delinquencies and charge-offs), the economic environment and other credit quality indicators, both internal and external, that may affect the quality and future loss experience of the credit portfolio. The Company continuously reviews its loan portfolio and maintains an allowance for loan losses that it believes to be sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through an ongoing credit review process and a monthly review of impaired loans by management and the Board, the Company constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. During 2010, the Company enhanced both its Allowance for Loan and Lease Policy and its methodology for calculating the estimate for its general allocations portion Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450 “Accounting for Contingencies” of the allowance analysis and further clarified the methodology for identifying loans that should be assessed for impairment under FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” This analysis includes three basic elements; a general allocations allowance, specific allowances for identified impaired loans and an unallocated allowance representing estimations done pursuant to either ASC Topic 450 or ASC Topic 310. The specific component relates to loans determined to be impaired and are classified as substandard, doubtful, or loss. The general allocations component covers non-classified loans and is based on historical loss experience within the specific loan portfolio segments adjusted for qualitative factors and the trend of credit quality indicators. Also during 2010, the Company modified its methodology for determining the historical loss experience to a rolling three year quarterly time period, putting more weight on the most recent quarter’s loss experience and current conditions. Qualitative factors that management considers consist of the known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, an analysis of the levels and trends of delinquencies, level of concentrations and growth within the portfolio, and the level and trend of interest rates and the condition of the national and local economies. Trends of credit quality indicators that management reviews in addition to the above qualitative factors include internal risk ratings within each loan portfolio segment, the payment activity, and FICO scores for the acquired home mortgage equity loans. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Management’s evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

The housing downturn, the financial market disruptions, and the broader economic slowdown that accelerated during the second half of 2008 and continued throughout 2010 into the first quarter of 2011 has negatively impacted the credit quality of both our consumer and commercial portfolios, which led to additional provisions for loan losses. The Company added $5.0 million to its allowance for loan losses during the first quarter of 2011. The primary reasons for the loan loss provision were continued deterioration of collateral values related to impaired loans and loan charge-offs during the first quarter of 2011. Net charge-offs were $22.3 million for the three months ended March 31, 2011 which represented 2.4% of average loans for the quarter ended March 31, 2011.

The allowance for loan losses at March 31, 2011 was $61.7 million, compared with $79.0 million at December 31, 2010. The allowance represented 6.87% of loans at March 31, 2011, compared with 8.32% at December 31, 2010. Based on current expectations relative to portfolio characteristics and management’s comprehensive allowance analysis, management considers the level of the allowance to be adequate as of March 31, 2011. However, if the current downturn in economic conditions and housing markets continues, further provisions for loan losses may be required based on the loan portfolio characteristics in future periods and management’s future allowance analyses.

The following table provides a further breakdown of the allowance for loan losses between the specific, general allocations and unallocated components as well as other related information.

(dollars in thousands)	March 31, 2011	December 31, 2010

Allowance for loan losses:
Pooled or general allocations component	$21,306	$18,206
Specific component	39,898	58,367
Unallocated component	518	2,465

Total	$61,722	$79,038

Impaired loans, excluding purchased home equity mortgage loans	$334,992	$354,951
Non-impaired loans, excluding purchased home equity mortgage loans*	500,494	528,819
Purchased home equity mortgage loans**	63,296	66,662

Total loans	$898,782	$950,432

Pooled or general component as % of non-impaired loans, excluding purchased home equity mortgage loans	4.26%	3.44%
Specific component as % of impaired loans	11.91%	16.44%

Allowance as of % of loans	6.87%	8.32%
Allowance as of % of nonperforming loans	52.50%	60.63%

*	Net of unearned income.
**	Net of unaccreted discount.

The ASC 450 (pooled or general allocations) component of the allowance increased $3.1 million during the three months ended March 31, 2011, primarily a result of the $22.3 million net charge-offs during the first quarter. The Company’s methodology for calculating its historical loss factor weighs more heavily on the most recent quarter charge-off activity, resulting in an increase of $4.0 million during the first quarter in the historical loss history portion of the general allocation component of the allowance. Although the non-impaired loans decreased by $28.3 million during the first quarter of 2011, because of the higher historical loss factor discussed above, the general allocations component as a percentage of non-impaired loans increased from 3.44% at December 31, 2010 to 4.26% at March 31, 2011 (excluding purchased home equity mortgage loans not covered by the allowance). The general allocations component of the allowance is based on several factors, including historical loan loss experience as well as the economic environment, other qualitative considerations, and the trend of certain credit quality indicators. The decrease in non-impaired loans is related to the continued planned decrease in our loan portfolios through loans migrating from non-impaired loan status into impaired loan status, normal loan curtailments and pay-offs. The increase in the general allocations related to the historical loss factor was offset somewhat by the decrease in non-impaired loan balances and reduced weight of certain other environmental qualitative factors in determining the general allocations, based on utilizing more recent experience with the various loan loss factors and the high degree of migration of loans from the ASC 450 to ASC 310-40 (specific) component of the allowance.

The ASC 310-40 (specific) component of our allowance for loan losses decreased $18.5 million during the first quarter of 2011, primarily resulting from a significant portion of the $22.3 in net charge-offs made during the quarter being related specifically to impaired loans. Impaired loans declined from $355.4 million as of December 31, 2010 to $337.5 million as of March 31, 2011. Of these loans, $111.0 million were on nonaccrual status at March 31, 2011 compared to $125.0 million at December 31, 2010. The specific component of the allowance as a percentage of impaired loans decreased from 16.44% as of December 31, 2010 to 11.91% as of March 31, 2011, as a result of the charge-offs made during the quarter related to impaired loans. The specific allowance for loan losses necessary for these loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the level of collateral. As a result, the ratio of the allowance for loan losses to impaired and nonaccrual loans in and by itself is not a sufficient measure of the adequacy of the allowance for loan losses.

The following table provides additional ratios related to our allowance for loan losses as it relates to non-performing and impaired loans.

	March 31, 2011	December 31, 2010
Non-performing loans for which full loss has been charged-off to total loans	1.99%	0.46%

Non-performing loans for which full loss has been charged-off to non-performing loans	15.21%	3.35%

Charge off rate for nonperforming loans which the full loss has been charged off	58.79%	23.50%

Coverage ratio net of nonperforming loans for which the full loss has been charged off	61.92%	62.73%

Total allowance for loan losses divided by total loans less nonperforming loans for which the full loss has been charged off	7.01%	8.35%

Allowance for loan losses for individually impaired loans divided by total loans that are individually impaired	11.91%	16.44%

Because the majority of the charge-offs during the first quarter of 2011 were related to impaired and non-performing loans that had reserves included in the specific component of the allowance at December 31, 2010, the overall specific component of the allowance decreased in dollars and as a percentage during the first quarter. This fact is apparent from the above table with the significant increases in the first three ratios that measures the effect on the allowance of impaired and non-performing loans for which the full loss has been charged off. Additionally, excluding the non-performing loans for which the full loss has been charged-off, the coverage ratio of non-performing loans of 61.92% is consistent with that of December 31, 2010. The reserve related to existing impaired loans (not charged-off) increased approximately $3.9 million during the first quarter of 2011 as a result of updated appraisals received during the quarter related to these loans.

In August 2010, the Company purchased a pool of performing residential mortgage home equity loans for $71.3 million. In connection with that purchase, the Company received a $2.9 million credit representing 4% of the loan pool purchased. This credit enhancement is not part of the allowance for loan losses and is included in other liabilities on the consolidated balance sheet. Subsequent to the purchase of the loans, management reviewed the FICO scores and payment histories as the primary credit quality indicators to evaluate the credit quality of this portfolio. At the time of purchase there were no significant delinquencies in the portfolio. Management intends on updating the FICO scores at least annually, and reviews both the delinquency trends and FICO scores within the portfolio quarterly to determine the adequacy of the allowance for loan losses related to the acquired loans. At March 31, 2011, management determined that the $2.9 million credit enhancement received in connection with the acquired loans was adequate to cover future losses inherent in the pool of loans and no further allowance was required at March 31, 2011.

The unallocated portion of the loan loss allowance decreased from $2.5 million as of December 31, 2010 to $518.0 thousand as of March 31, 2011, as management determined, given the more current historical loss factor and updated appraisals on impaired loans, the Company did not need as high of an unallocated allowance.

Refer to Note E in the Notes to Consolidated Financial Statements of this Form 10-Q for further information and analysis of the allowance for loan losses.

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

The following table presents information concerning non-performing assets for the periods indicated.

(dollars in thousands)	March 31, 2011	December 31, 2010

Non-accrual loans:
Construction and development	$41,466	$41,381
Commercial	4,710	3,814
Commercial mortgage	43,557	60,480
Residential mortgage	20,455	18,814
Installment loans to individuals	844	481
Other	—	35

	111,032	125,005
Loans contractually past-due 90 days or more:
Construction and development	1,890	558
Commercial	—	—
Commercial mortgage	2,247	3,301
Residential mortgage	2,345	1,493
Installment loans to individuals	50	—
Other	—	—

	6,532	5,352

Total non-performing loans	117,564	130,357

Other real estate owned	37,226	32,228

Total non-performing assets	$154,790	$162,585

Non-performing assets as a percentage of total assets	15.00%	14.81%

Non-performing assets were $154.8 million or 15.0% of total assets at March 31, 2011, compared to $162.6 million or 14.81% of total assets at December 31, 2010. Non-performing loans decreased $12.8 million during the three months ended March 31, 2011 to $117.6 million. Non-performing loans at March 31, 2011 consisted of approximately 228 loans, representing an increase over the approximate 175 of non-performing loans at December 31, 2010. The decrease in balances primarily related to the $22.3 million in net charge-offs made during the first quarter of 2011, while the increase in number of loans is indicative of management’s aggressive stance in identifying and resolving credit quality issues. Also, the very difficult economic environment continues to negatively impact our loan portfolio, in particular commercial relationships secured by real estate, and the lingering effects of our prior underwriting and credit administration practices. Of the $117.6 million in non-performing loans, approximately 94 loans totaling $89.2 million or 75.8% were commercial loans secured by real estate, including $43.4 million in construction and development loans. Additionally, non-performing loans secured by residential 1-4 family property increased from $20.3 million at December 31, 2010 to $22.8 million at March 31, 2011, indicative that the weak economy continues to severely impact the housing market and residential property values in our geographic areas and the ability of borrowers to repay their loans.

The Company continues to enhance its Special Assets and Credit Administration areas with additional personnel to proactively and aggressively identify and address problem assets. In addition, the Company has strengthened its credit administration processes, including the use of a third-party loan review team that completed a comprehensive review of the construction, development and commercial real estate loan portfolios, with an emphasis on large loans and problem loans. The Company intends to continue using the third-party loan review team and anticipates that this type of comprehensive review by both internal and external personnel will be performed on a semi-annual basis for the foreseeable future. The Company’s Loan Impairment Committee monitors non-performing assets and past due loans to identify potential problem credits and to develop plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee individually reviews the underlying collateral value (less cost to sell) of each of these loans as a part of its analysis of impaired loans. This comprehensive analysis resulted in $39.9 million of specific reserves for loan losses being established for non-performing and impaired loans at March 31, 2011. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. In accordance with current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans: however, management, where possible, plans on working with our customers to get through these very challenging economic times and to minimize any potential credit exposure. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses.

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

The following table presents information regarding TDR loans by classification at March 31, 2011 and December 31, 2010.

(in thousands)	March 31, 2011	December 31, 2010

Construction and development	$28,111	$32,874
Commercial	8,630	9,305
Commercial mortgage	117,634	115,752
Residential mortgage	13,298	13,578
Installment and other loans	437	446

Total	$168,110	$171,955

Of the Company’s $168.1 million in TDR loans at March 31, 2011, approximately $63.0 million were in compliance with modified terms, $54.4 million were 30-89 days delinquent, $1.1 million were 90 days or more delinquent, and $49.6 million were classified as non-accrual. Of the Company’s $172.0 million in TDR loans at December 31, 2010, approximately $82.0 million were in compliance with modified terms, $14.9 million were 30-89 days delinquent, $1.5 million were 90 days or more delinquent, and $73.6 million were classified as non-accrual.

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

OREO at March 31, 2011 was $37.2 million, compared to $32.2 million at December 31, 2010. For the three months ended March 31, 2011 the Company sold 25 properties at a net loss of $109.4 thousand as compared with OREO sales of five properties at a net loss of $35.8 thousand for the March 2010 comparable quarter. Additionally, as a direct result of the continued decline in the real estate market, the Company recorded valuation losses on OREO properties of $737.3 thousand and $320.1 thousand in its consolidated statement of operations for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, there were seven properties under contract for sale consisting of three construction and development properties and four residential mortgage properties. Asset quality continues to be a top priority for the Company. Accordingly, we continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets.

Deposits

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. Deposits at March 31, 2011 were $911.8 million, a decrease of $48.5 million or 5.0% from December 31, 2010. The decline in deposits was primarily the result of a $29.1 million reduction in brokered certificates of deposit as we reduce our reliance on brokered deposits. The Company expects further declines in brokered deposits as they mature because the Company is prohibited from accepting new or renewing existing brokered deposits. Noninterest-bearing demand deposits decreased by $1.7 million or 4.0% and interest-bearing demand deposits decreased by $6.5 million or 9.7%. The decrease in these accounts is reflective of the overall general economy and reduction in balances of existing accounts. Time deposits, excluding brokered certificates of deposit, decreased $10.9 million during the first quarter of 2011. Management controls its time deposit balances based on liquidity needs through interest rates offered on the accounts, and did not pursue non-relationship certificate of deposit accounts during the first quarter of 2011.

Included in time deposits less than $100,000 as of March 31, 2011 and December 31, 2010, were $365.1 million and $394.2 million, respectively, in brokered certificates of deposits. Also included in time deposits less than $100,000 are internet gathered deposits. As of March 31, 2011 and December 31, 2010, the Company had $49.0 million and $40.8 million in internet gathered deposits, respectively. The Company is committed to improving its liquidity position through the generation of core deposits and is working to eliminate our dependence on out of market time deposits. Management believes overall growth in deposits is achievable as a result of the Company’s competitive interest rates on all deposit products, new branch locations opened in prior years, special deposit promotions and product enhancements, as well as the Company’s continued marketing efforts. The Company’s core deposit base is predominantly provided by individuals and businesses located within communities served. As an “undercapitalized” bank, the Bank may not accept any new brokered deposits, or renew or roll-over any existing brokered deposits, and may not pay rates in excess of 75 basis points above the local market average on deposits of comparable maturity. These rate restrictions have not hampered our deposit gathering efforts. Customer deposits are attractive sources of liquidity because of their stability, cost and the ability to generate fee income through the cross-sale of other services to the depositors. The Company will continue funding assets with deposit liability accounts and focus upon core deposit growth as its primary source of liquidity and stability.

Borrowings

Short-term borrowings and long-term debt, both in the form of advances from FHLB, were $19.0 million and $50.0 million, respectively at March 31, 2011 as compared with $29.0 million and $50.0 million, respectively, at December 31, 2010. As outlined by our Written Agreement with our banking regulators, which is discussed in the “Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, our ability to increase these FHLB advances may be limited in future fiscal periods.

Capital Resources and Adequacy

Total stockholders’ equity at March 31, 2011 decreased $6.7 million or 24.0% to $21.3 million compared to $28.1 million at December 31, 2010. The decrease in stockholders’ equity was directly related to the $6.8 million net loss incurred during the first quarter of 2011. Stockholders’ equity as a percentage of assets was 2.1% at March 31, 2011 compared to 2.6% as of December 31, 2010. The decrease in equity as a percentage of assets over the quarter is directly associated with the loss incurred by the Company over that time period.

The Federal Reserve, the Office of the Controller of the Currency and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. These guidelines provide a capital framework that is sensitive to differences in risk profiles among banking companies. Risk-based capital ratios are another measure of capital adequacy. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.

Under Federal Reserve Bank rules, the Company and the Bank were considered undercapitalized, as of March 31, 2011. The Bank’s risk-adjusted capital ratios at March 31, 2011, were 4.97% for Tier 1 and 6.29% for total capital, with the total capital ratio being below the required minimum of 8.0% to be adequately capitalized. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator.

Since the Bank was undercapitalized at March 31, 2011, the Bank is not allowed to originate or renew brokered deposits and the interest rate paid for deposits will be limited to 75 basis points above the national rate for similar products unless the Bank can demonstrate to the FDIC that prevailing rates in its market areas exceed the national average. The Bank has received a determination from the FDIC that it is operating in a high rate area. As a result, the Bank may use the prevailing rate for the local area to determine conformance with the interest rate restrictions contained in the FDIC’s Rules and Regulations. Accordingly, the Bank is required to maintain deposit rates within 75 basis points of the local market averages for all local deposits of comparable size and maturity.

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

Currently, the Bank is deemed to be in troubled condition within the meaning of federal statutes and regulations, and each of the Parent and the Bank may not pay dividends to its shareholders. Additionally, under the terms of the Written Agreement, each of the Company and the Bank are subject to additional limitations and regulatory restrictions and may not pay dividends to its shareholders. See Item 1. Business (Regulation and Supervision-Troubled Condition of the Bank and-Written Agreement) in the Company’s December 31, 2010 Annual Report on Form 10-K for additional disclosures on this matter.

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

For the three months ended March 31, 2011 and 2010, the Company did not pay out any dividends.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. There have been no material changes to off-balance sheet arrangements disclosed in Note 22 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

The Company’s contractual obligations consist of operating lease obligations, FHLB borrowings, trust preferred capital notes, standby letters of credit and commitments to extend credit. There have been no material changes to the contractual obligations disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company’s independent registered public accounting firm included a going concern emphasis paragraph in their report on the December 31, 2010 consolidated financial statements due to the Company’s continued operating losses and deterioration of the loan portfolio, undercapitalized status, liquidity restrictions, the Written Agreement the Company and the Bank have entered into, and other restrictions as a result of regulatory agreements. See Note A to the Consolidated Financial Statements included this Form 10-Q. As further discussed below, the Company’s management has maintained a high level of liquid assets at March 31, 2011 because of the above issues in order to meet its cash flow needs over the next twelve months.

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $96.3 million at March 31, 2011 compared to $129.1 million as of December 31, 2010. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. Additionally, the Company has maintained a high level of funds in overnight investments over the past year which are readily available to meet cash flow needs. The Company maintains the ability to borrow from the Federal Home Loan Bank of Atlanta up to ten percent of the Bank’s assets ($103.2 million at March 31, 2011) and up to $24.5 million from the FRB Discount Window, which represented discounted collateral values available based on loans pledged. At March 31, 2011, the Bank had lendable collateral value of $74.5 million pledged at the FHLB of Atlanta and, therefore, the entire $103.2 million was not available to borrow from at March 31, 2011. At March 31, 2011, the Company had borrowed $69.0 million from the FHLB and based on collateral discounting criteria used by the FHLB of Atlanta, had availability of $716.0 thousand at March 31, 2011. The Company had no borrowings from the FRB discount window outstanding at March 31, 2011. As of March 31, 2011, the Bank is classified as “undercapitalized” under banking regulations. As an “undercapitalized” bank, federal banking regulations prohibit us from originating or renewing brokered deposits and also restrict the interest rates that we can offer on our deposits. The Bank’s brokered deposits maturing during the next twelve months total $76.3 million. Based on available asset liquidity of approximately $84.3 million (which excludes available for sale securities, the majority of which were pledged for public deposits) at March 31, 2011, in conjunction with the Bank’s ability to generate funding through the internet deposit market, management believes adequate liquidity exists to fund brokered deposits maturing during the next year. Additionally, because of our troubled condition our ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowing. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. Because borrowings from the FHLB and FRB have historically represented our primary source of debt financing, restrictions on our borrowing capacity from the FHLB or FRB could adversely affect our access to debt financing. As a result of the potential issues discussed above, the Company’s management has maintained a high level of liquid assets, and has the ability to generate liquidity through deposit funding, including the gathering of internet deposits. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December  31, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Among other factors in its evaluation, the Company considered the underlying reasons for the material weaknesses identified in its internal control over financial reporting as of December 31, 2010 and the status of related remediation efforts, each of which is described below, as well as the status of testing to assess the effects of such remediation efforts on disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. This conclusion regarding the effectiveness of the Company’s disclosure controls and procedures is based largely on management’s determination that, as of March 31, 2011, the Company had not yet sufficiently tested the changes in internal control over financial reporting discussed below to be able to determine if it believes that the previously identified material weaknesses in internal control over financial reporting had been fully remediated. Management is continuing to assess and test the effectiveness of the remediation plan described below and its impact on the effectiveness of the Company’s disclosure controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). In the Company’s annual report on Form 10-K for the year ended December 31, 2010, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 identified the following material weaknesses: (i) inconsistencies in the application of allowance for loan loss methodology, (ii) ineffective loan closing and disbursement controls and (iii) inadequate control for proper reporting of TDRs. For more information about each of these material weaknesses, please see Part II, Item 9A. Controls and Procedures in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Remediation Plan

The Company has designed and implemented the following plan to strengthen and sharpen its internal control over financial reporting in order to remediate the above-described material weaknesses:

•	Remediation of inconsistencies in the application of allowance for loan loss methodology

¡

Management is in the process of ordering and receiving updated appraisals and current borrower financial statements for a substantial portion of the adversely classified assets. In addition, an experienced banker was hired to oversee the review of all appraisals.

¡

On a semiannual basis, management will continue to utilize a third party loan review team to improve the risk rating and problem loan identification process. In addition, the Chief Credit Officer will be assigned responsibility to ensure follow-through as warranted on issues identified in the third party loan review or other loan assessments.

¡

Continued enhancement of training for its loan officers in the risk rating and problem loan identification process. Credit administration and the Chief Credit Officer, working with our third party loan review team, will continue to have full authority in the final judgment of credit ratings.

¡

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

¡	Expanded the Company’s credit analysis department to ensure timely review of borrowers’ current financial condition and the timely preparation of a global cash flow as warranted.

¡	Integrating recent hires into our improving credit culture in connection with management and other personnel changes.

•	Remediation of ineffective loan closing and disbursement controls

¡

Management override of loan closing and disbursement controls is no longer permitted, except in very limited circumstances. Any override will be properly tracked, monitored, and reported to the audit committee.

•	Remediation of inadequate control for proper reporting of TDRs

¡

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

¡	Continued education for the Company’s loan officers on the criteria of a TDR.

¡

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

Changes in Internal Control over Financial Reporting. The only changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, are summarized in the discussion of the remediation plan above. The Company expects the changes related to the remediation plan to materially affect and improve its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the federal grand jury or the SEC investigations discussed in Item 3 of Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2010 since the Company filed the Form 10-K with the SEC on April 15, 2011.

From time to time, the Company may also be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any such pending or threatened legal matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

We are not in compliance with the Nasdaq Stock Market’s minimum bid requirement.

On May 9, 2011, we received notification from The Nasdaq Stock Market that we were not in compliance with Nasdaq’s continued listing rule 5450(a)(1) because the closing bid price for a share of our common stock was below $1.00 for 30 consecutive trading days. In order to regain compliance with the minimum bid price rule, the closing stock price of a share of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to November 7, 2011.

If we are unable to regain compliance with the $1.00 minimum bid requirement prior to November 7, 2011, Nasdaq will provide us with written notification that our common stock will be delisted from the Nasdaq Global Select Market. At that time, we may appeal the delisting determination, or, alternatively, we may apply to transfer our common stock to the Nasdaq Capital Market provided that we satisfy the Nasdaq Capital Market’s requirements for initial listing, other than the $1.00 minimum bid price requirement. In the event of such a transfer, we will be afforded an additional 180 calendar days to comply with the $1.00 minimum bid price requirement while listed on the Nasdaq Capital Market. No assurance can be given that we will be eligible for the additional 180-day compliance period or, even if eligible, that we will regain compliance during any additional compliance period.

The delisting of our common stock from trading on Nasdaq may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

Commonwealth Bankshares, Inc.
(Registrant)

Date: May 16, 2011	by:	/s/ Chris E. Beisel
Chris E. Beisel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	by:	/s/ Cynthia A. Sabol
Cynthia A. Sabol
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)