Form 10-Q
period 2011-06-30
COMMONWEALTH BANKSHARES INC
filed 2011-08-15
CIK 835012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Common Stock, $2.066 Par Value – 6,897,081 shares as of August 11, 2011

Commonwealth Bankshares, Inc.

Form 10-Q for the Quarter Ended June 30, 2011

		Page
PART I - FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	June 30, 2011
	December 31, 2010

	Consolidated Statements of Operations	4
	Three months ended June 30, 2011
	Three months ended June 30, 2010
	Six months ended June 30, 2011
	Six months ended June 30, 2010

	Consolidated Statements of Comprehensive Loss	5
	Six months ended June 30, 2011
	Six months ended June 30, 2010

	Consolidated Statements of Equity (Deficit)	6
	Six months ended June 30, 2011
	Year ended December 31, 2010
	Year ended December 31, 2009

	Consolidated Statements of Cash Flows	7
	Six months ended June 30, 2011
	Six months ended June 30, 2010

	Notes to Consolidated Financial Statements	8 - 38

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39 - 63

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	63

ITEM 4 –	CONTROLS AND PROCEDURES	63 - 65

PART II - OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS	66

ITEM 1A –	RISK FACTORS	66

ITEM 2 –	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	67

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES	67

ITEM 4 –	(REMOVED AND RESERVED)	67

ITEM 5 –	OTHER INFORMATION	67

ITEM 6 –	EXHIBITS	68

SIGNATURES		69

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Bankshares, Inc.

Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets

Cash and cash equivalents:
Cash and due from banks	$3,072,838	$2,673,337
Interest bearing deposits in banks	82,015,561	117,213,705
Federal funds sold	285,650	7,689

Total cash and cash equivalents	85,374,049	119,894,731

Investment securities:
Available for sale, at fair market value	12,544,963	9,213,650
Held to maturity, at amortized cost (fair market value was $94,020 and $123,920, respectively)	93,183	123,350

Total investment securities	12,638,146	9,337,000

Equity securities, restricted, at cost	6,986,800	8,756,550
Loans held for sale	—	1,750,280

Loans	840,493,764	947,499,773
Allowance for loan losses	(59,632,841)	(79,038,370)

Loans, net	780,860,923	868,461,403

Premises and equipment, net	33,202,600	34,327,776
Other real estate owned, net of valuation allowance	46,901,819	32,227,981
Accrued interest receivable	4,810,749	5,490,347
Other assets	15,099,100	14,307,616

Total assets	$985,874,186	$1,094,553,684

Liabilities and Equity (Deficit)

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$37,824,892	$41,287,081
Interest-bearing	863,272,755	918,946,865

Total deposits	901,097,647	960,233,946

Short-term borrowings	12,500,000	29,000,000
Long-term debt	50,000,000	50,000,000
Trust preferred capital notes	20,619,000	20,619,000
Accrued interest payable	3,483,561	3,685,174
Other liabilities	2,474,048	2,704,398

Total liabilities	990,174,256	1,066,242,518

Equity (deficit):
Common stock, par value $2.066, 100,000,000 shares authorized; 6,897,082 and 6,897,084 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	14,249,370	14,249,376
Additional paid-in capital	63,838,140	63,838,137
Retained deficit	(82,866,710)	(49,891,697)
Accumulated other comprehensive income (loss)	219,737	(133,095)

Total stockholders’ equity (deficit)	(4,559,463)	28,062,721
Noncontrolling interests	259,393	248,445

Total equity (deficit)	(4,300,070)	28,311,166

Total liabilities and equity (deficit)	$985,874,186	$1,094,553,684

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest and dividend income:
Loans, including fees	$11,358,129	$14,790,220	$23,317,221	$29,532,956
Investment securities:
Taxable	88,133	48,733	157,035	87,304
Tax exempt	—	6,976	990	14,411
Dividend income, equity securities, restricted	42,338	41,211	97,906	80,235
Other interest income	58,893	105,638	120,476	216,108

Total interest and dividend income	11,547,493	14,992,778	23,693,628	29,931,014

Interest expense:
Deposits	4,792,764	6,503,210	10,061,052	13,317,527
Short-term borrowings	14,137	49,339	40,855	84,455
Long-term debt	482,623	477,785	959,941	955,104
Trust preferred capital notes	97,729	337,013	192,695	665,073

Total interest expense	5,387,253	7,367,347	11,254,543	15,022,159

Net interest income	6,160,240	7,625,431	12,439,085	14,908,855

Provision for loan losses	22,505,601	5,009,144	27,504,801	10,007,195

Net interest income (loss) after provision for loan losses	(16,345,361)	2,616,287	(15,065,716)	4,901,660

Noninterest income:
Service charges on deposit accounts	212,789	268,634	430,498	549,809
Other service charges and fees	253,605	239,115	469,780	449,704
Mortgage brokerage income	22,185	108,746	70,549	202,201
Title insurance income	11,998	39,982	24,318	72,671
Investment service income	18,842	54,657	25,322	228,676
Losses on other real estate owned, net	(1,375,530)	(658,924)	(2,222,301)	(1,014,794)
Other	104,961	121,284	183,274	296,927

Total noninterest income	(751,150)	173,494	(1,018,560)	785,194

Noninterest expense:
Salaries and employee benefits	2,500,852	2,506,723	5,041,607	3,048,940
Net occupancy expense	980,129	961,353	1,979,762	1,976,406
Furniture and equipment expense	461,195	514,532	922,903	1,018,597
Legal and other professional fees	1,725,982	295,594	2,568,744	529,226
FDIC insurance	1,013,427	725,490	2,053,751	1,413,834
Other real estate owned expense	758,363	356,773	1,219,847	614,925
Other operating expense	1,945,472	1,302,354	3,357,889	2,372,248

Total noninterest expense	9,385,420	6,662,819	17,144,503	10,974,176

Loss before income taxes	(26,481,931)	(3,873,038)	(33,228,779)	(5,287,322)
Income tax benefit	(264,124)	(1,357,920)	(261,418)	(1,854,863)

Net Loss	(26,217,807)	(2,515,118)	(32,967,361)	(3,432,459)
Less: Net income attributable to noncontrolling interests	2,407	28,396	7,652	33,847

Net loss attributable to the Company	$(26,220,214)	$(2,543,514)	$(32,975,013)	$(3,466,306)

Loss per share attributable to the Company’s common stockholders:
Basic	$(3.80)	$(0.37)	$(4.78)	$(0.50)

Diluted	$(3.80)	$(0.37)	$(4.78)	$(0.50)

Basic weighted average shares outstanding	6,897,082	6,889,729	6,897,082	6,889,267
Diluted weighted average shares outstanding	6,897,082	6,889,729	6,987,082	6,889,267

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Six months ended
	June 30, 2011	June 30, 2010
Net loss	$(32,967,361)	$(3,432,459)
Other comprehensive income, net of income tax:
Net change in unrealized gain on securities available for sale	352,832	10,505

Comprehensive loss	(32,614,529)	(3,421,954)
Less: Comprehensive income attributable to noncontrolling interests	7,652	33,847

Comprehensive loss attributable to the Company	$(32,622,181)	$(3,455,801)

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Equity (Deficit) (Unaudited)

Six Months Ended June 30, 2011, and Years Ended December 31, 2010 and 2009

	Common Shares	Common Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Equity (Deficit)
Balance, January 1, 2009	6,851,417	$14,155,028	$63,757,066	$28,421,313	$38,839	$405,570	$106,777,816
Comprehensive loss:
Net income (loss)	—	—	—	(25,781,103)	—	37,065	(25,744,038)
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(26,761)	—	(26,761)

Total comprehensive loss							(25,770,799)

Issuance of common stock	37,034	76,512	82,477	—	—	—	158,989
Cash dividends - $0.10 per share	—	—	—	(685,710)	—	—	(685,710)

Balance, December 31, 2009	6,888,451	14,231,540	63,839,543	1,954,500	12,078	442,635	80,480,296
Comprehensive loss:
Net income (loss)	—	—	—	(51,846,197)	—	10,912	(51,835,285)
Change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(145,173)	—	(145,173)

Total comprehensive loss							(51,980,458)

Purchase of subsidiary shares from noncontrolling interest holder	—	—	—	—	—	(188,604)	(188,604)
Cash distribution to noncontrolling interest holder	—	—	—	—	—	(16,498)	(16,498)
Issuance of common stock	8,633	17,836	(1,406)	—	—	—	16,430

Balance, December 31, 2010	6,897,084	14,249,376	63,838,137	(49,891,697)	(133,095)	248,445	28,311,166
Comprehensive loss:
Net income (loss)	—	—	—	(32,975,013)	—	7,652	(32,967,361)
Change in unrealized gain on securities available for sale, net of tax effect	—	—	—	—	352,832	—	352,832

Total comprehensive loss							(32,614,529)

Cash contribution from noncontrolling interest holder	—	—	—	—	—	3,296	3,296

Redemption of fractional shares of common stock	(2)	(6)	3	—	—	—	(3)

Balance, June 30, 2011	6,897,082	$14,249,370	$63,838,140	$(82,866,710)	$219,737	$259,393	$(4,300,070)

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2011	June 30, 2010
Operating Activities:
Net loss	$(32,967,361)	$(3,432,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	27,504,801	10,007,195
Depreciation and amortization	1,163,601	1,384,598
Gain on the sale of premises and equipment	(7,473)	—
Proceeds from loans held for sale	1,750,280	—
Loss on other real estate owned	2,222,301	1,014,794
Net amortization of premiums and accretion of discounts on investment securities	35,682	314
Increase in deferred tax assets	(8,788,728)	(1,533,951)
Increase in deferred tax asset valuation allowance	8,788,728	—
Net change in:
Accrued interest receivable	679,598	1,171,984
Other assets	(791,484)	(1,580,889)
Accrued interest payable	(201,613)	486,974
Other liabilities	(230,350)	(2,311,438)

Net cash provided by (used in) operating activities	(842,018)	5,207,122

Investing Activities:
Purchase of investment securities available for sale	(4,084,433)	(3,247,500)
Net purchase of premises and equipment	(59,202)	(895,818)
Improvements to other real estate owned	(298,777)	(70,695)
Net decrease in loans	37,202,930	29,730,551
Purchase of subsidiary shares from noncontrolling interests	—	(188,604)
Proceeds from:
Sale of loans	—	28,590,113
Calls and maturities of investment securities held to maturity	29,935	22,607
Sales, calls and maturities of investment securities available for sale	1,070,502	2,016,798
Sale of equity securities, restricted	1,769,750	—
Sale of premises and equipment	28,250	—
Sale of other real estate owned	6,295,387	3,781,563

Net cash provided by investing activities	41,954,342	59,739,015

Financing Activities:
Net increase (decrease):
Demand, interest-bearing demand and savings deposits	(16,690,370)	4,515,112
Time deposits	21,425,070	17,245,700
Brokered time deposits	(63,870,999)	(70,676,000)
Short-term borrowings	(16,500,000)	—
Dividends reinvested and (redemption of) fractional shares of stock	(3)	4,557
Distributions to noncontrolling interests	—	(12,260)
Contributions from noncontrolling interests	3,296	—

Net cash used in financing activities	(75,633,006)	(48,922,891)

Net increase (decrease) in cash and cash equivalents	(34,520,682)	16,023,246
Cash and cash equivalents, January 1	119,894,731	185,520,349

Cash and cash equivalents, June 30	$85,374,049	$201,543,595

Supplemental cash flow disclosure:
Interest paid during the period	$11,456,156	$14,535,185

Income taxes paid during the period	$5,906	$—

Supplemental noncash disclosure:
Transfer between loans and other real estate owned	$22,986,567	$8,894,018

Sale of other real estate owned financed by bank loans	$93,818	$1,615,250

See notes to unaudited consolidated financial statements.

Commonwealth Bankshares, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

Note 1 – Basis of Presentation

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the presentation for the current period. These reclassifications have no effect on the previously reported net loss.

Adoption of New Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and, (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy were required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).” The guidance significantly expanded the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period were effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for the Company’s interim and annual periods beginning on or after December 15, 2010 and were effective in the interim reporting period ending June 30, 2011. The adoption of this ASU enhanced the disclosures related to the credit quality of our loan portfolio as described in Note 5. In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective date of Disclosures about Troubled Debt Restructurings in ASU 2010-10.” The update defers the effective date of reporting TDR credit quality disclosures until after the FASB had clarified its guidelines for determining what constitutes a TDR (see below).

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment test for Reporting Units with Zero or Negative Carrying Amounts.” The update requires companies to perform a step 2 analysis if the carrying value of a reporting unit is zero or negative and if it is more likely than not that goodwill is impaired. The update is effective for goodwill impairment testing performed during 2011 with any resulting impairment charge recorded through a cumulative effect adjustment to beginning retained earnings. The Company has adopted the standard as of January 1, 2011 and will apply the new guidance to future goodwill impairment testing. The Company does not expect the standard to have a substantive impact on its goodwill impairment evaluation.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310) “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The amendments in this update provide guidance and clarification in evaluating whether a restructuring constitutes a troubled debt restructuring. In making this determination, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring, and should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, “Receivables (Topic 310): Deferral of the Effective date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” for interim and annual periods beginning on or after June 15, 2011. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company has adopted this standard as of July 1, 2011 and will apply the new guidance in its determination of trouble debt restructuring and related disclosure requirements but does not expect the standard to have a significant impact on the Company’s financial statements.

New Accounting Standards Not Yet Adopted

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsiderations of Effective Control for Repurchase Agreements.” The update addresses effective control in repurchase agreements and eliminates the requirement for entities to consider whether the transferor (i.e., seller) has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance will be effective, on a prospective basis to new transactions or modifications to existing transactions, on January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments clarify the application of the highest and best use and valuation premise concepts, preclude the application of blockage factors in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The new amendments will be effective on January 1, 2012. The Company is currently assessing the impact of this guidance on the consolidated financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance removes current presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new accounting guidance will be effective for the Company for the three months ended March 31, 2012. The adoption of this guidance, which involves disclosures only, will not impact the Company’s consolidated financial position or results of operations.

Note 2 – Regulatory Matters and Going Concern Considerations

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

Prompt Corrective Action Directive

Effective July 1, 2011, the Bank entered into a Prompt Corrective Action Directive (the “Directive”) with the Board of Governors of the Federal Reserve System (the “Board of Governors”). Please see Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2011 for a copy of the Directive.

The Directive requires that within 30 days of the effective date of the Directive or such additional time as the Board of Governors may permit, the Bank, in conjunction with the Parent must: (a) increase the Bank’s equity through the sale of shares or contributions to surplus in an amount sufficient to make the Bank adequately capitalized as defined in section 208.43(b)(2) of Regulation H of the Board of Governors; (b) enter into and close a contract to be acquired by a depository institution holding company or combine with another insured depository institution; or (c) take other necessary measures to make the Bank adequately capitalized.

The Bank was not able to meet the 30-day timeline prescribed by the Directive for reaching the required capital levels. The Board of Governors, as outlined in the Directive, may permit additional time as they see fit. The Parent and the Bank’s management and Board of Directors have implemented a capital plan with various alternatives to reach and maintain the required capital levels. This plan was originally accepted by the Federal Reserve Bank of Richmond (the “Federal Reserve” or “FRB”) in 2010 in response to the Written Agreement (as defined and discussed below). An updated capital restoration plan was submitted to the Federal Reserve in June 2011, due to our immediate capital needs. This plan was not accepted by the Federal Reserve since the Company had not received any firm commitments for new capital. If the Company does not raise sufficient amounts of new equity capital, or alternatively, execute another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing and the Company believes it is possible that the Bank could be placed into FDIC receivership by bank regulators or acquired by a third party in a transaction in which the Parent receives no value for its interest in the Bank. Such a transaction would not likely have an impact on the operations of the Bank or its customers, and customer deposits would continue to be subject to FDIC insurance. The Company engaged two investment banking firms to explore all alternatives to increase the Bank’s equity position and restore the Bank’s capital levels back to a well capitalized status. Management and the Board are actively engaged and continue to diligently work with the Company’s investment bankers and work closely with the Bank’s regulators in an effort to comply with the terms of the Directive. The Board and Management’s goal remains to return the Bank to well capitalized status. Achievement of the required capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, asset quality, changing economic conditions, earnings levels, property values and the receptiveness of the capital markets.

The Directive also (a) restricts the Bank from making any capital distribution, including, but not limited to, the payment of dividends; (b) requires prior written approval from the FRB and the fulfillment of one of the requirements to make the Bank adequately capitalized described above, for the Bank to solicit and accept new deposit accounts or renew any time deposit bearing an interest rate that exceeds the prevailing effective rates on deposits of comparable amounts and maturities in the Bank’s market area; (c) restricts the payment of bonuses to senior executive officers and increases in compensation of such officers; (d) restricts asset growth, acquisitions, branching, and new lines of business; and (e) restricts certain activities, including, but not limited to, making any material change in accounting methods and engaging in any covered transaction as defined in Section 23A(b) of the Federal Reserve Act, without the prior written approval of the Federal Deposit Insurance Corporation.

To date, the Company is in compliance with the above directives. The Company has not made any capital distributions or paid any dividends. The Company has complied with the rate restrictions on deposit accounts. During the first quarter of

2010, the Company received notification from the FDIC that its market area is considered a high rate area, and as a result, the interest rates paid for deposits by the Bank are the average rate for similar products within its market area. The Company has not paid bonuses or increased compensation to senior executive officers. The Company does not intend to make acquisitions, extend or enter into any new branching or new lines of business; and has complied with the restrictions on certain activities, including making any material change in accounting methods and engaging in any covered transaction.

Thirty days after the date of the Directive and monthly thereafter, the Bank is required to submit to the FRB written progress reports detailing the steps taken to comply with the Directive. The FRB, in its sole discretion, may grant extensions of time to the Bank to comply with any provision of the Directive.

To date, all progress reports required by the Directive have been submitted within the required timeframes outlined in the Directive.

Written Agreement

Effective July 2, 2010, the Company and the Bank entered into a written agreement with the FRB and the Virginia State Corporation Commission – Bureau of Financial Institutions (the “Bureau” or “SCC”) (the final written agreement, as executed by the parties, is herein called the “Written Agreement”). Please see Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2010 for a copy of the Written Agreement.

Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein written plans to: (a) strengthen board oversight of management and the Bank’s operation; (b) strengthen credit risk management policies; (c) enhance lending and credit administration; (d) enhance the Bank’s management of commercial real estate concentrations; (e) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $1 million which are now or in the future become past due more than 90 days, which are on the Bank’s problem loan list, or which are adversely classified in any report of examination of the Bank; (f) review and revise, as appropriate, current policy and maintain sound processes for determining, documenting and recording an adequate allowance for loan and lease losses (“ALLL”); (g) enhance management of the Bank’s liquidity position and funds management practices; and (h) reduce the Bank’s reliance on brokered deposits.

In addition, the Bank has agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the Federal Reserve or the Bureau absent prior board of directors approval in accordance with the restrictions in the Written Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Federal Reserve and the Bureau; (c) not accept any new brokered deposits (contractual renewals or rollovers of existing brokered deposits are permitted); and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

Under the terms of the Written Agreement, both the Company and the Bank agreed to a capital restoration plan to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval.

The Company is also required to obtain prior approval for the appointment of new directors, the hiring or promotion of senior executive officers, and to comply with restrictions on “golden parachute” payments.

To date, the Company has met all of the deadlines for taking actions required by the Federal Reserve and the Bureau under the terms of the Written Agreement and continues to enhance its oversight of management and the operations of the Bank as it embraces the need for strong and effective corporate governance to ensure the safe and sound operation of the Bank. The Board is actively engaged and determined to make the Bank a strong and well managed institution. A Committee has been appointed to oversee the Company’s compliance with the terms of the Written Agreement and has met each month beginning January, 2010 to review compliance. The Board and senior management of the Company and the Bank agree with the goal of financial soundness represented by the Written Agreement and have taken appropriate action to comply with each requirement (including timelines) specified in the Written Agreement, as the requirements and related actions follow:

Board Oversight and Source of Strength. Within 60 days of the Written Agreement, the board of directors of the Bank shall submit to the Federal Reserve and the Bureau a written plan to strengthen the board’s oversight of management and the operations of the Bank.

The Board Oversight Action Plan was submitted to the Federal Reserve and the Bureau within the 60 day period and addressed, among other things, the establishment of measures to ensure the Bank staff’s adherence to approved policies and procedures, an assessment of the structure of senior management and the Board, including committees, and specific staffing needs. The Action Plan addressed all the findings and recommendations of the independent board and management assessment that was performed by a third party consulting firm in 2010.

The Board and management of the Company and the Bank remain firmly committed and continue to fully utilize their financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with the Written Agreement.

Credit Risk Management. Within 60 days of the Written Agreement, the Bank shall submit to the Federal Reserve and the Bureau an acceptable written plan to strengthen credit risk management practices.

The Credit Risk Management Plan was submitted to the Federal Reserve and the Bureau within the 60 day period and addressed, among other things, upgrades to board and management governance, credit policies, portfolio management activities, problem loan management, ALLL methodology, credit analysis, closing department controls, organization structure, staffing and credit training.

Lending and Credit Administration. Within 60 days of the Written Agreement, the Bank shall submit to the Federal Reserve and the Bureau enhanced lending policies and procedures, and credit administration procedures.

The Company completely revised the Bank’s lending policies and procedures. The new enhanced policies and procedures were submitted to the Federal Reserve and the Bureau within the 60 day period and addressed, among other things, strengthening underwriting standards, cash flow analyses, guarantor analysis and collateral analysis, procedures on ensuring all current financial information on borrowers is obtained, and enhanced appraisal ordering and review procedures.

Concentrations of Credit. Within 60 days of the Written Agreement, the Bank shall submit to the Federal Reserve and the Bureau an acceptable written plan to strengthen the Bank’s management of commercial real estate concentrations.

The Concentration of Credit Plan was submitted to the Federal Reserve and the Bureau within the 60 day period and addressed, among other things, procedures to identify, limit and manage concentrations of credit, setting acceptable concentration levels along with timetables and means to reduce the concentrations, and enhanced monitoring and reporting of commercial real estate concentrations. The Board and Management continue to monitor and manage concentrations closely and review detailed reports on concentrations at least quarterly.

Asset Improvement. Within 60 days of the Written Agreement, the Bank shall submit to the Federal Reserve and the Bureau an acceptable written plan designed to improve the Bank’s position through repayment, amortization, liquidation or other means on each loan in excess of $1 million, including other real estate owned that is past due more than 90 days, on the Bank’s problem loan list or adversely classified. Also, for any such loan, the Bank is required to submit a plan to improve the position on such loan and must submit a progress report updating each improvement plan within 30 days after the end of each quarter.

The Asset Improvement Plan and the specific action plans (Problem Loan Reports) for each loan required were submitted to the Federal Reserve and the Bureau within the required time periods.

The Bank has not extended, renewed, or restructured any credit that has been criticized by the Federal Reserve or the Bureau absent prior Board approval in accordance with the restrictions in the Written Agreement.

Allowance for Loan and Lease Losses. Within 90 days of the Written Agreement, the Bank shall submit to the Federal Reserve and the Bureau an acceptable written program for the maintenance of an adequate ALLL and within 60 days the Bank shall send a revised ALLL methodology.

The Bank’s revised ALLL methodology and program was submitted to the Federal Reserve and the Bureau within the required time periods.

The Bank has eliminated all assets or portions of assets classified as “loss” and charged off all assets classified as “loss” in a federal or state report of examination.

Capital Plan. Within 60 days of the Written Agreement, the Bank shall submit to the Federal Reserve and the Bureau an acceptable written plan to maintain sufficient capital.

The Capital Plan was submitted to the Federal Reserve and the Bureau within the 60 day period and outlined several initiatives to improve the Bank’s capital position. This plan was originally accepted by the Federal Reserve in 2010. An updated capital restoration plan was submitted to the Federal Reserve in June 2011, due to our immediate capital needs. This plan was not accepted by the Federal Reserve since the Company had not received any firm commitments for new capital. During 2010, the Company formed a Capital Committee of the Board whose sole focus is to improve the capital position of the Bank. The Committee has been actively involved in several strategies to improve the Bank’s equity position including shrinking the balance sheet through loan sales, revenue enhancements and cost cutting measures. In addition, the Company has engaged two investment banking firms to explore all alternatives to increase the Bank’s equity position and restore the Bank’s capital levels back to a well capitalized status (Please also see the above capital discussion under “Prompt Corrective Action Directive”).

Liquidity and Funds Management. Within 60 days of the Written Agreement, the Bank shall submit to the Federal Reserve and the Bureau an acceptable enhanced written plan to improve management of the Bank’s liquidity position and funds management practices.

The Liquidity Contingency Funding Plan and Liquidity Risk Management Policy was submitted to the Federal Reserve and the Bureau within the 60 day period. Management reviews liquidity daily and takes necessary actions to insure adequate funding resources exist. Liquidity stress tests are performed and reviewed with the Board quarterly.

Brokered Deposits. Within 30 days of the Written Agreement, the Bank shall submit to the Federal Reserve and the Bureau an acceptable written plan for reducing its reliance on brokered deposits and the Bank shall not accept any new brokered deposits during the term of the Written Agreement.

The Brokered Deposit Plan was submitted to the Federal Reserve and the Bureau within the 30 day period. Since entering into the Written Agreement, the Bank has not accepted any new brokered deposits.

Dividends and Distributions.

The Written Agreement requires that the Bank not declare or pay any dividends without the prior written approval of the Federal Reserve, the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the “Director”), and the Bureau. The Company shall not declare or pay any dividends without the prior written approval of the Federal Reserve, the Director, and the Bureau, and shall not take any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve and the Bureau. The Company and its non-bank subsidiary shall not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve, the Director, and the Bureau.

The Company has not declared or paid any dividends. The Company has not directly or indirectly taken any other form of payment representing a reduction in capital from the Bank, and will not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior written approval of the Federal Reserve.

Debt and Stock Redemption.

The Written Agreement requires the Company and its non-bank subsidiary to not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Federal Reserve and the Bureau, and to not directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Federal Reserve and the Bureau.

The Company and its non-bank subsidiary have not directly or indirectly, incurred, increased, or guaranteed any debt nor directly or indirectly, purchased or redeemed any shares of stock. The Company and its non-bank subsidiary have not and will not, directly or indirectly, incur, increase, or guarantee any debt nor, directly or indirectly, purchase or redeem any shares of stock.

Compliance with Laws, Regulations and the Agreement.

The Written Agreement requires the Bank to immediately take all necessary steps to correct all violations of law and regulation cited in the October 2009 report of examination, and required the Bank’s board of directors to take the necessary steps to ensure the Bank’s future compliance with all applicable laws and regulations. Within 60 days of the Written Agreement, the Bank shall submit acceptable policies and procedures to ensure compliance with certain provisions of the Bank Holding Company Act including, but not limited to, policies and procedures that prevent the Bank from requiring that loan customers of the Bank utilize real estate title insurance services provided by affiliates of the Bank. The Written Agreement also requires that, in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, the Company and the Bank shall comply with the notice provisions of Section 32 of the FDI Act and Subpart H of Regulation Y of the Board of Governors and also provide notice to the Bureau. The Company and the Bank shall not appoint any individual to the Company’s or the Bank’s board of directors or employ or change the responsibilities of any individual as a senior executive officer if the Federal Reserve or the Bureau notifies the Company or the Bank of disapproval within the time limits prescribed by Subpart H of Regulation Y. In addition, the Company and the Bank shall comply with the restrictions on indemnification and severance payments of section 18(k) of the FDI Act and Part 359 of the FDIC’s regulations.

To the best of the Board and Bank’s knowledge, the Bank is in compliance with all laws and regulations and will continue to do so. The Bank has and will continue to submit to the Federal Reserve and the Bureau a written progress report detailing the form and manner of all actions taken to secure compliance with the Agreement and their results within 30 days after the end of each calendar quarter.

Troubled Condition

In a letter dated December 11, 2009, the FRB notified the Company that the FRB deemed the Bank to be in “troubled condition” within the meaning of federal statutes and regulations. As a result, the Parent and the Bank are subject to additional limitations and regulatory restrictions, including restrictions on future changes in senior executive management and directors, making “golden parachute” payments and incurring debt. Also as a result of the Bank’s troubled condition, each of the Parent and the Bank may not pay dividends to its shareholders (including payments by the Parent on its trust preferred securities), and may not purchase or redeem shares of its stock without prior approval of the FRB and the Bureau.

Capital Ratios

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). For the Company, Tier 1 Capital consists of shareholders’ equity and qualifying trust preferred securities, excluding any net unrealized gain (loss) on securities available for sale, goodwill and intangible assets. For the Bank, Tier 1 Capital consists of shareholders’ equity excluding any net unrealized gain (loss) on securities available for sale, goodwill and intangible assets. For both the Company and the Bank, total capital consists of Tier 1 Capital and the allowable portion of the allowance for loan losses. Risk-weighted assets for the Company and the Bank were $817,934 thousand and $817,156 thousand, respectively at June 30, 2011 and $886,225 thousand $885,471 thousand, respectively at December 31, 2010.

As of June 30, 2011, the Bank’s regulatory capital requirements resulted in the Bank being categorized as critically undercapitalized under the regulatory framework for prompt corrective action as a result of the Bank’s Tier 1 capital to average assets ratio dropping below 2%. To be categorized as adequately capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. At June 30, 2011 and December 31, 2010, the Company and the Bank were below these levels. Although there can be no assurance of success, the Board and management are pursuing strategies designed to restore the Bank to well-capitalized status at all levels, and are continuing to explore options for raising additional capital. The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2011 and December 31, 2010 are also presented in the table.

	Actual		Minimum Capital Requirement		Mininum To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total capital (deficit) to risk weighted assets:
Consolidated	$(4,779)	-0.58%	$65,435	8.00%	N/A	N/A
Bank	27,323	3.34%	65,372	8.00%	$81,716	10.00%
Tier 1 capital (deficit) to risk weighed assets:
Consolidated	(4,779)	-0.58%	32,717	4.00%	N/A	N/A
Bank	16,498	2.02%	32,686	4.00%	49,029	6.00%
Tier 1 capital (deficit) to average assets:
Consolidated	(4,779)	-0.46%	41,159	4.00%	N/A	N/A
Bank	16,498	1.61%	41,097	4.00%	51,371	5.00%

As of December 31, 2010
Total capital to risk weighted assets:
Consolidated	$60,112	6.78%	$70,898	8.00%	N/A	N/A
Bank	60,899	6.88%	70,838	8.00%	$88,547	10.00%
Tier 1 capital to risk weighed assets:
Consolidated	37,346	4.21%	35,449	4.00%	N/A	N/A
Bank	48,991	5.53%	35,419	4.00%	53,128	6.00%
Tier 1 capital to average assets:
Consolidated	37,346	3.20%	46,617	4.00%	N/A	N/A
Bank	48,991	4.21%	46,599	4.00%	58,249	5.00%

Going Concern Considerations

The consolidated financial statements of Commonwealth Bankshares, Inc. as of and for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, and as of and for the six months ended June 30, 2011, included in this quarterly report on Form 10-Q, have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets. Substantial doubt exists regarding the Company’s ability to continue as a going concern due to the Company’s financial results for 2010 and the first six months of 2011, the substantial uncertainty throughout the U.S. banking industry, the Written Agreement and the Directive described above under “Regulatory Matters,” the Bank’s critically undercapitalized status, continued operating losses and ongoing deterioration in asset quality, potential liquidity constraints and other factors.

The Company incurred a net loss of $51.8 million for the year ended December 31, 2010 and a net loss of $33.0 million for the first six months of 2011. These losses were largely the result of dramatic increases in non-performing assets, significant provisions for loan losses in 2010 and the first six months of 2011, establishing a deferred tax valuation allowance on its net deferred tax position of $23.6 million in 2010 and losses and expenses related to its other real estate owned. Primarily as a result of these losses, as of June 30, 2011 and December 31, 2010, the Company was considered critically undercapitalized and undercapitalized, respectively, under regulatory guidelines and must improve its capital in accordance with the Written Agreement and the Directive.

As a result of the continuing downturn in the financial markets, the access of financial services companies to many sources of capital has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the downturn. Management cannot predict when or if the capital markets will return to more favorable conditions. Management is actively evaluating a number of capital sources, asset reductions and other balance sheet management strategies to improve the Bank’s projected level of regulatory capital to support its balance sheet. There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2011. An equity financing transaction could result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. For a discussion of the Company’s capital restoration plan, please see the discussion above under “– Prompt Corrective Action Directive” and “–Written Agreement – Capital Plan.”

As a critically undercapitalized bank, federal banking regulations prohibit the Bank from originating or renewing brokered deposits and also restrict the interest rates that the Bank can offer on deposits. The Bank’s brokered deposits maturing over the next six and twelve months total $13.4 million and $92.6 million, respectively. Based on available asset liquidity of approximately $85.4 million (which excludes available for sale securities, the majority of which were pledged for public deposits) at June 30, 2011, in conjunction with the Bank’s ability to generate funding through the internet deposit market, management believes adequate liquidity exists to fund brokered deposits maturing through the end of this year and over the next twelve months. However, gathering internet deposits utilizing a deposit listing service has been a primary source of liquidity over the last 6 months, increasing $100.2 million since December 31, 2010. If our ability to continue to gather deposits utilizing this source was severely limited or restricted, it would adversely affect our ability to maintain adequate liquidity over the next 12 months. Additionally, because of our troubled condition our ability to borrow funds from the Federal Reserve Discount Window as a source of short-term liquidity could be restricted by the Federal Reserve Bank of Richmond, which has broad discretion in regulating such borrowing. Our ability to access our available borrowing capacity from the Federal Home Loan Bank of Atlanta (“FHLB”) in the future is subject to our credit risk rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. Because borrowings from the FHLB and FRB have historically represented our primary source of debt financing, restrictions on our borrowing capacity from the FHLB or FRB could adversely affect our access to debt financing. As a result of the potential issues discussed above, the Company’s management has maintained a high level of liquid assets, and expects to have the ability to generate adequate liquidity through deposit funding, including the internet deposits. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet customers’ credit needs.

The Parent relies on dividends from the Bank as its primary source of liquidity. The Parent is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Parent to meet its obligations, including paying dividends as more fully described above under “Regulatory Matters.” In addition, the terms of the Written Agreement and the Directive described above limit the Bank’s ability to pay dividends to the Parent to satisfy its funding needs, and the Parent may not make payments on its outstanding Junior Subordinated Debentures related to the trust preferred securities without prior regulatory approval.

Note 3 – Stock Compensation Plans

As of June 30, 2011, the Company has two stock based compensation plans, which are described more fully in Item 11 of the Company’s annual report on Form 10-K for the year ended December 31, 2010. The 1999 Stock Incentive Plan, which was approved by shareholders on April 27, 1999, expired in February 2009. The plan will continue to govern all unexercised and unexpired awards. The current plan in place, the 2005 Stock Incentive Plan, was approved by the shareholders at the 2005 Annual Meeting of Shareholders and provides for the issuance of restricted stock awards, stock options in the form of incentive stock options and non-statutory stock options, stock appreciation rights and other stock–based awards to employees and directors of the Company.

During the six months ended June 30, 2011 and 2010, respectively, the Company granted no options under the 2005 Stock Incentive Plan to directors and officers of the Company, and options granted in previous years were immediately vested at the time of grant.

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

A summary of the Company’s stock option activity and related information is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life ( in months)	Aggregate Intrinsic Value
Balance at December 31, 2010	345,312	$17.82
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	104,679	17.75

Balance at June 30, 2011	240,633	$17.84	46.21	$(4,196,640)

Balance exercisable at June 30, 2011	240,633	$17.84	46.21	$(4,196,640)

Exercise prices for options outstanding and exercisable as of June 30, 2011 were as follows:

Range of Exercise Prices	Number of Options	Remaining Contractual Life (in months)	Weighted Average Exercise Price
$ 5.89	7,563	3.00	$5.89
$ 15.51 - $ 16.98	90,070	40.54	15.83
$ 19.01 - $ 24.87	143,000	52.07	19.74

$ 5.89 - $ 24.87	240,633	46.21	$17.84

Note 4 – Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing net loss by the weighted average common and potential dilutive common equivalent shares outstanding, determined as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss attributable to the Company	$(26,220,214)	$(2,543,514)	$(32,975,013)	$(3,466,306)
Weighted average shares outstanding	6,897,082	6,889,729	6,897,082	6,889,267

Basic loss per common share attributable to the Company’s common stockholders	$(3.80)	$(0.37)	$(4.78)	$(0.50)

Effect of dilutive securities on EPS:
Weighted average shares outstanding	6,897,082	6,889,729	6,897,082	6,889,267
Effect of stock options	—	—	—	—

Diluted average shares outstanding	6,897,082	6,889,729	6,897,082	6,889,267

Diluted loss per common share attributable to the Company’s common stockholders	$(3.80)	$(0.37)	$(4.78)	$(0.50)

Options to acquire 240,633 shares of common stock for both the three and six months ended June 30, 2011 and options to acquire 399,802 shares of common stock for both the three and six months ended June 30, 2010, were not included in computing diluted loss per common share because their effects were anti-dilutive.

Note 5 – Investment Securities

The amortized costs and fair values of investment securities are as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
Available for sale:
Mortgage-backed securities	$12,325,226	$219,801	$(64)	$12,544,963

	$12,325,226	$219,801	$(64)	$12,544,963

Held to maturity:
Mortgage-backed securities	$93,183	$911	$(74)	$94,020

	$93,183	$911	$(74)	$94,020

December 31, 2010
Available for sale:
U.S. Government and agency securities	$499,781	$2,356	$—	$502,137
Mortgage-backed securities	8,672,320	11,300	(148,196)	8,535,424
State and municipal securities	174,645	1,444	—	176,089

	$9,346,746	$15,100	$(148,196)	$9,213,650

Held to maturity:
Mortgage-backed securities	$123,350	$658	$(88)	$123,920

	$123,350	$658	$(88)	$123,920

Information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2011	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed securities	$—	$—	$17,865	$64	$17,865	$64

Total temporarily impaired securities	$—	$—	$17,865	$64	$17,865	$64

	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed securities	$7,167,226	$148,062	$21,246	$134	$7,188,472	$148,196

Total temporarily impaired securities	$7,167,226	$148,062	$21,246	$134	$7,188,472	$148,196

At June 30, 2011, approximately 96.0% of the mortgage backed securities held by the Company were issued by the Government National Mortgage Association (GNMA), which is backed by the full faith and credit of the federal government and the remaining mortgage backed securities were issued by Fannie Mae (FNMA) and Freddie Mac (FHLMC) institutions which the federal government has affirmed its commitment to support.

The unrealized loss positions at June 30, 2011 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. There were no bonds with unrealized loss positions of less than 12 months duration at June 30, 2011. Securities with losses of one year or greater duration included 1 federal agency mortgage-backed security.

No impairment has been recognized on any securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

A maturity schedule of investment securities as of June 30, 2011 is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due:
In one year or less	$8,664	$9,442	$—	$—
After one year through five years	7,325,967	7,426,078	93,183	94,020
After five years through ten years	4,990,595	5,109,443	—	—

	$12,325,226	$12,544,963	$93,183	$94,020

At June 30, 2011 and December 31, 2010, the Company had investment securities with carrying values of $12,402,715 and $8,430,922, respectively, pledged to secure public deposits and $14,360 and $24,820, respectively, pledged to secure treasury, tax and loan deposits.

Note 6 – Loans and Allowance for Loan Losses

Major classifications of loans by portfolio segment at June 30, 2011 and December 31, 2010 were:

	June 30, 2011	December 31, 2010
Construction and development	$86,399,303	$109,504,581
Commercial	58,237,917	63,717,189
Commercial mortgage	474,336,338	526,154,023
Residential mortgage	219,665,081	246,060,473
Installment loans to individuals	7,101,944	8,298,460
Other	100,141	375,566

Gross loans	845,840,724	954,110,292
Unearned income	(1,661,046)	(1,723,031)
Unaccreted discount on acquired loans	(1,808,371)	(1,954,995)
Credit enhancement on acquired loans	(1,877,543)	(2,932,493)
Allowance for loan losses	(59,632,841)	(79,038,370)

Loans, net	$780,860,923	$868,461,403

As of June 30, 2011 and December 31, 2010, loans with a carrying value of $239.5 million and $253.6 million, respectively, were pledged to the Federal Home Loan Bank of Atlanta as collateral for borrowings and $31.8 million and $61.8 million, respectively, of loans were pledged to the Federal Reserve.

During the third quarter of 2010, the Company completed an asset purchase and sale agreement with an independent third party accounted for as a transfer of financial assets whereby the Company sold $13.6 million of certain non-performing commercial and construction and development loans (plus accrued interest, late charges, and fees related to the loans of $4.6 million) without recourse at book value, and paid cash of $52.0 million; in exchange for the purchase of a pool of existing performing residential mortgage home equity loans, with an estimated fair value of $71.3 million. The Company does not have any continuing interest related to the non-performing commercial and construction and development loans that were sold.

Since the current market for residential mortgage home equity loans is illiquid, the Company determined the fair value of the loan portfolio based on a level 3 valuation approach. The Company engaged an independent third party to assist management of the Company in estimating the value of the portfolio of performing residential mortgage home equity loans utilizing observable market rates and credit characteristics for similar instruments. The loans were segmented by loan type and credit risk ratings further delineated based on FICO score and LTV ratio. The Company utilized the discounted cash flow model to estimate the fair value of the loans using assumptions for the weighted average rate, weighted average maturity, prepayment speed, projected default rates, loss given the default and estimates of prevailing discount rates net of credit risks. The expected cash flow approach includes the credit losses directly in the projected cash flows. The net estimated discount rate utilized in the discounted cash flow was 4.5% in conjunction with a constant prepayment rate (CPR) of between 10% and 2.5%, depending on the combined loan to value ratio of the individual loans included in the portfolio. The fair value estimate also took into consideration that as part of the loan purchase the Bank also received a $2.9 million credit enhancement, representing 4% of the loan pool, as a non-refundable reserve against future losses on the pool of loans. The non-recurring fair value of the portfolio was determined to be 97.2% of par as of August 25, 2010. These loans are geographically dispersed throughout the United States and had a book value of $73.3 million. The loans were recorded at fair value. The difference between the fair value and the outstanding balance of the loans received (book value) is accreted to interest income over the average life of the loans as an adjustment to yield.

The Company’s allowance for loan losses is the amount considered adequate to absorb probable losses within its loan portfolio based on management’s evaluation of the size and current risk characteristics of each of the segments of its loan portfolio. Such evaluation considers numerous factors and credit quality indicators, including, but not limited to net charge-off trends, internal risk ratings and changes in such risk ratings, historical losses incurred, collateral values, borrower FICO scores (primarily for consumer loans and home mortgage equity lines of credit), delinquency rates, non-performing and restructured loans, underwriting practices, industry conditions and economic trends. The housing downturn and broader economic slowdown that accelerated in 2009 and has continued into 2011 has negatively affected both our consumer and commercial loan portfolios and was a significant factor management considered in the evaluation of all of the loan portfolio segments. During 2010, the Company updated its Allowance for Loan and Lease Policy and enhanced its methodology for calculating the estimate for its general allocation (ASC Topic 450) portion of the allowance analysis by modifying the historical loss experience to a rolling three year quarterly time period, putting more weight on the most recent quarter’s loss experience and current conditions. This change resulted in an increase to the allowance for loan losses at June 30, 2011 as more recent charge-off history was weighted more heavily than prior history when losses were extremely low, and focusing environmental qualitative considerations on credit rating trends within the construction and development and commercial mortgage portfolio segments. These portfolio segments contain the highest risk of loss. Additionally, the Company further clarified the methodology for identifying loans that should be assessed for impairment under ASC Topic 310 (see below). The Company believes these changes to its methodology more accurately reflect the risk inherent in its portfolio by weighting recent loss and loan segment experiences more heavily. A variety of initiatives were undertaken to bolster the loan grading function further clarifying the identification of loans that should be assessed for impairment. These initiatives and procedures which augmented the loan function included the development of extensive loan reviews, relationship reviews, cash flow analysis, and the use of an independent third party loan review team to augment the identification of impaired loans.

The adequacy of the allowance for loan losses is periodically evaluated by the Company, in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations made pursuant to either FASB ASC Topic 450 “Accounting for Contingencies,” or FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” The specific component relates to loans that are classified as loss, doubtful or substandard. For these loans or other such loans that are also considered as impaired, an allowance is established based on a thorough analysis of the most probable form of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated observable market price, or the estimated fair value of the underlying collateral value depending on the most likely source of repayment. A reserve is established when the fair value of the impaired loan is lower than the carrying value of the loan. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. For the majority of the real estate loans included in the construction and development, commercial mortgage and residential mortgage loan segments, the Company uses numerous sources of information in order make an evaluation of the property’s value that collateralizes these loans. Estimated collateral valuations are based on appraisals, broker price opinions, recent sales of similar properties, and other property-specific and relevant market information. The value estimate is based on an orderly disposition and marketing period of the property. In some instances, the Company adjusts externally provided appraisals for justifiable and well-documented reasons, such as age of the appraisal, the appraiser not being aware of certain property specific factors, or recent sales information. For commercial and industrial loans the Company relies more heavily on the borrower’s cash flow to support the fair value of the loan, however, also utilizes various sources of information to support the value of collateral such as equipment, accounts receivable or inventory; in addition to any real estate that may collateralize such loans.

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

When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance. Subsequent recoveries, if any, are credited to the allowance. The Bank’s policy regarding charge-offs requires all loans that are deemed uncollectible be charged off in the period that the loan is deemed uncollectible but in no case later than 90 days after a loan is placed in non-accrual status. Also, all loans classified as “loss” by regulators must be charged off in the period identified. All loans recommended for charge off will be approved by the President and ratified by the Executive Committee. In addition, for real estate loans that are collateral dependent for collection, the uncollectible portion of the loan is charged off at the time of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible and in no case later than 90 days after a loan is placed in non-accrual status.

A summary of the activity in the allowance for loan losses by portfolio segment and recorded investment in loans for the six months ended June 30, 2011 and a summary of the activity in the allowance for loan losses for the six months ended June 30, 2010 were as follows:

	Six months ended June 30, 2011							Six months ended June 30, 2010
(in thousands)	Construction and Development	Commercial	Commercial Mortgage	Residential Mortgage	Installment loans to Individuals	Other and Unallocated	Total	Total
Allowance for credit losses:
Beginning balance	$13,893	$7,950	$45,314	$8,563	$815	$2,503	$79,038	$45,771
Charge-offs	(11,302)	(2,949)	(28,909)	(3,679)	(469)	(43)	(47,351)	(4,193)
Recoveries	3	24	85	316	8	5	441	177
Provision	10,018	875	15,660	2,141	251	(1,440)	27,505	10,007

Ending balance	$12,612	$5,900	$32,150	$7,341	$605	$1,025	$59,633	$51,762

Ending balance individually evaluated for impairment	$7,041	$3,122	$18,455	$4,421	$225	$—	$33,264

Ending balance collectively evaluated for impairment	$5,571	$2,778	$13,695	$2,920	$380	$1,025	$26,369

Gross Loans:
Ending balance	$86,399	$58,238	$474,336	$219,665	$7,102	$100	$845,840

Ending balance individually evaluated for impairment	$50,744	$13,287	$225,405	$42,678	$1,016	$—	$333,130

Ending balance collectively evaluated for impairment	$35,655	$44,951	$248,931	$176,987	$6,086	$100	$512,710

A summary of the recorded investment in loans by portfolio segment and the total allowance for loan losses as of December 31, 2010 were as follows:

(in thousands)	Construction and Development	Commercial	Commercial Mortgage	Residential Mortgage	Installment loans to Individuals	Other and Unallocated	Total
Allowance for credit losses:
Ending balance	$13,893	$7,950	$45,314	$8,563	$815	$2,503	$79,038

Ending balance individually evaluated for impairment	$10,480	$5,715	$35,361	$6,245	$531	$35	$58,367

Ending balance collectively evaluated for impairment	$3,413	$2,235	$9,953	$2,318	$284	$2,468	$20,671

Gross Loans:
Ending balance	$109,505	$63,717	$526,154	$246,060	$8,298	$376	$954,110

Ending balance individually evaluated for impairment	$68,659	$13,715	$230,249	$41,812	$938	$35	$355,408

Ending balance collectively evaluated for impairment	$40,846	$50,002	$295,905	$204,248	$7,360	$341	$598,702

At June 30, 2011, management believed the allowance for loan losses is commensurate with the risk existing in its loan portfolio and is directionally consistent with the change in the quality of the loan portfolio. However, the allowance may be increased or decreased in the future based on loan balances outstanding, changes in internally generated credit quality ratings of the loan portfolio, changes in general economic conditions, or other risk factors. Additionally, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

In addition to the allowance for loan losses, the Company received a credit enhancement of $2.9 million related to the purchase of residential mortgage home equity loans as discussed above. This enhancement was based on loan to value ratios and distributed FICO scores at the time of purchase, and is included as an offset against loans on the consolidated balance sheet. Subsequent to the purchase of the loans, management reviewed the FICO scores and payment histories as the primary credit quality indicators to evaluate the credit quality of this portfolio. At the time of purchase there were no significant delinquencies in the portfolio. Past due loans within the acquired residential mortgage home equity loans as of June 30, 2011 are included in the Analysis of Past Due Loan table below; and make up the majority of the past due home equity lines of credit as of June 30, 2011 and December 31, 2010. Management intends on updating the FICO scores at least annually, and reviews both the delinquency trends and FICO scores within the portfolio quarterly to determine the adequacy of the allowance for loan losses related to the acquired loans. During the period ended June 30, 2011, the Company charged off approximately $1.0 million of the purchased home equity loans against the original $2.9 million credit enhancement (This charge-off is not included in the above summary of activity in the allowance for loan losses table). At June 30, 2011, management determined that the remaining $1.9 million of credit enhancement received in connection with the acquired loans and the unaccreted discount was adequate to cover future losses inherent in the pool of loans and no further allowance was required at June 30, 2011.

Accounting standards require certain disclosures concerning impaired loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Impaired loans amounted to $333.1 million and $355.4 million, with specific reserves allocated from the allowance for loan losses of $33.3 million and $58.4 million as of June 30, 2011 and December 31, 2010, respectively. Impaired loans for which no specific reserves have been allocated from the allowance for loan losses amounted to $171.8 million and $136.1 million as of June 30, 2011 and December 31, 2010, respectively. Included in the above impaired loan amounts were non-accrual loans of $142.4 million and $125.0 million as of June 30, 2011 and December 31, 2010, respectively. Loans that were 90 days past due and still collecting interest at June 30, 2011 and December 31, 2010 were $8.6 million and $5.4 million, respectively.

Following is more detailed information about impaired loans as of June 30, 2011 and December 31, 2010 by loan class:

		Unpaid		Average	Interest
June 30, 2011	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded:

Construction and development:
1-4 family residential construction	$100,000	$100,000	$—	$1,553,744	$3,017
Other construction, land and land development	16,653,836	19,508,979	—	20,052,364	83,587
Commercial	3,544,098	3,655,098	—	2,942,542	9,486
Commercial mortgage:
Multifamily residential properties	3,760,052	3,760,052	—	3,225,719	67,301
Owner occupied non-residential	12,694,766	12,694,766	—	14,672,928	369,525
Other non-residential	110,312,826	135,958,447	—	97,108,665	2,261,526
Residential mortgage:
1-4 family	22,247,141	23,590,132	—	16,337,878	480,175
Home equity line of credit	1,723,594	2,778,545	—	1,807,921	26,907
Installment loans to individuals	755,861	755,861	—	564,134	(4,547)
Other	—	—	—	—	—

	$171,792,174	$202,801,880		$158,265,895	$3,296,977

Impaired loans with an allowance recorded:

Construction and development:
1-4 family residential construction	$170,850	$170,850	$9,438	$457,182	$—
Other construction, land and land development	33,818,961	40,228,817	7,032,001	39,202,543	563,722
Commercial	9,742,829	10,117,829	3,121,572	10,620,164	202,490
Commercial mortgage:
Multifamily residential properties	4,222,056	4,344,475	679,056	4,812,416	89,344
Owner occupied non-residential	6,856,657	6,856,657	790,804	6,271,839	141,090
Other non-residential	87,558,742	91,387,067	16,984,703	98,130,967	2,262,634
Residential mortgage:
1-4 family	18,116,518	18,367,889	4,278,819	22,970,210	495,660
Home equity line of credit	591,164	591,164	142,371	753,680	11,082
Installment loans to individuals	259,815	262,807	225,301	512,092	48,095
Other	—	—	—	11,642	—

	$161,337,592	$172,327,555	$33,264,065	$183,742,735	$3,814,117

Total
Construction and development	$50,743,647	$60,008,646	$7,041,439	$61,265,833	$650,326
Commercial	13,286,927	13,772,927	3,121,572	13,562,706	211,976
Commercial mortgage	225,405,099	255,001,464	18,454,563	224,222,534	5,191,420
Residential mortgage	42,678,417	45,327,730	4,421,190	41,869,689	1,013,824
Installment loans to individuals	1,015,676	1,018,668	225,301	1,076,226	43,548
Other	—	—	—	11,642	—

	$333,129,766	$375,129,435	$33,264,065	$342,008,630	$7,111,094

		Unpaid
December 31, 2010	Recorded	Principal	Related
	Investment	Balance	Allowance
Impaired loans with no related allowance recorded:

Construction and development:
1-4 family residential construction	$3,688,605	$3,980,241	$—
Other construction, land and land development	21,165,605	21,578,730	—
Commercial	2,607,768	3,272,559	—
Commercial mortgage:
Multifamily residential properties	1,628,566	1,628,566	—
Owner occupied non-residential	14,956,926	14,956,926	—
Other non-residential	77,423,188	80,429,324	—
Residential mortgage:
1-4 family	13,652,238	13,831,987	—
Home equity line of credit	636,843	636,843	—
Installment loans to individuals	344,627	344,627	—
Other	—	—	—

	$136,104,366	$140,659,803

Impaired loans with an allowance recorded:

Construction and development:
1-4 family residential construction	$1,200,696	$1,200,696	$178,988
Other construction, land and land development	42,603,698	46,746,791	10,301,622
Commercial	11,106,948	11,106,948	5,715,089
Commercial mortgage:
Multifamily residential properties	6,178,531	6,178,531	1,218,460
Owner occupied non-residential	7,236,169	7,236,169	1,328,950
Other non-residential	122,825,285	131,114,836	32,813,898
Residential mortgage:
1-4 family	26,494,105	26,494,105	5,871,192
Home equity line of credit	1,028,847	1,028,847	373,548
Installment loans to individuals	594,337	594,337	530,774
Other	34,927	34,927	34,927

	$219,303,543	$231,736,187	$58,367,448

Total
Construction and development	$68,658,604	$73,506,458	$10,480,610
Commercial	13,714,716	14,379,507	5,715,089
Commercial mortgage	230,248,665	241,544,352	35,361,308
Residential mortgage	41,812,033	41,991,782	6,244,740
Installment loans to individuals	938,964	938,964	530,774
Other	34,927	34,927	34,927

	$355,407,909	$372,395,990	$58,367,448

The Company is required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDR”). In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty. TDRs typically result from the Company’s loss mitigation activities. The primary factor the Company uses to consider a loan for modification is delinquency and payment defaults. Other identifying factors utilized include the review and analysis of the borrower’s financial statements along with changes in value of underlying collateral. If there is significant doubt as to whether the debtor will be in a position to continue to make future payments, a loan will be considered for modification. Modifications typically include rate reductions, payment extensions, modifications to the payment amount and term of the loan or other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Typically, the term of the loan is shortened to between 6 to 36 months, with a 12-month term being the most common. This avoids the Company committing to “Long Term” concessions and allows the Company the opportunity to review and revisit the loan terms within a shorter period of time.

At the time of a TDR, the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan are considered. If a loan was accruing prior to being modified as a TDR and the borrower is able to make such payments and there are no other factors or circumstances to the contrary, the loan will continue on an accruing status, provided the TDR is supported by a current well documented credit evaluation and positive prospects of repayment under the revised terms. This analysis is conducted by the loan officer having responsibility for the credit and very often with the support and further review by the credit analysis department. In most cases the analysis is reviewed and approved by the Company’s Senior Loan Committee and in cases where the customer relationship exceeds $1 million is further reviewed and discussed with the Company’s Executive Loan Committee. If a loan was on non-accrual status at the time of the TDR, the loan remains on non-accrual status following the modification. A TDR may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

All TDRs are considered to be impaired and are evaluated as such in the quarterly loan loss allowance calculation and included in the credit quality indicator below by loan segment. As of June 30, 2011, loans classified as troubled debt restructurings were approximately $185.7 million, all of which are considered impaired and included in the tables above. Of this amount, $98.1 million was accruing and $87.6 million was non-accruing at June 30, 2011. None of the non-accrual troubled debt restructurings were returned to accrual status during the six months ended June 30, 2011 and are evaluated as such in the quarterly allowance calculation. As of December 31, 2010, approximately $172.0 million of loans were classified as troubled debt restructurings. Of this amount, $98.4 million was accruing and $73.6 million was non-accruing at December 31, 2010.

The following table presents information regarding TDR loans by classification at June 30, 2011 and December 31, 2010.

Troubled Debt Restructured Loans

(in thousands)	June 30, 2011	December 31, 2010
Construction and development	$21,582	$32,874
Commercial	8,538	9,305
Commercial mortgage	135,602	115,752
Residential mortgage	19,660	13,578
Installment and other loans	335	446

Total	$185,717	$171,955

It is the Company’s policy to not report as TDRs restructured loans that have continued to be in compliance with the modified terms and conditions for six months and yield a market rate of interest at the time of restructuring in years subsequent to the year in which the loan was first reported as a TDR.

The Company has modified loans that were not accounted for as TDRs. These modifications are typically granted for seasonality issues where cash flow is decreased. The time period involved is generally quite short in relation to the loan term; for example, such a non-TDR modification may be interest only payments for 90 days. We consider this treatment of interest only payments for a short time as an insignificant delay in payment; consequently, we do not consider these modifications as troubled debt restructurings. In addition, we do not consider interest rate modifications to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, to be a troubled debt restructuring under current guidance.

Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual, if repayment in full of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Loans on a non-accrual status as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Construction and development:
1-4 family residential construction	$170,850	$2,045,522
Other construction, land and land development	31,258,338	39,335,220
Commercial	4,810,244	3,814,332
Commercial mortgage:
Multifamily residential properties	6,990,334	1,418,484
Owner occupied non-residential	6,350,849	5,703,011
Other non-residential	70,130,205	53,358,127
Residential mortgage:
1-4 family	20,405,640	18,109,931
Home equity line of credit	1,538,281	704,057
Installment loans to individuals	731,066	481,298
Other	—	34,928

Total	$142,385,807	$125,004,910

Management utilizes many factors in its ongoing monitoring and evaluation of the credit quality of its loan portfolio. Such evaluation considers numerous factors and credit quality indicators including net charge-off and historical incurred loss trends as reported in the above summary of loan loss activity; impaired, non-performing and restructured loans as reported above and associated collateral values; and the following delinquency rates and trends as reported in the aged analysis of past due loans. Past due loan reports, non-performing loans, charge-off loans, delinquency rates and trends are updated and reviewed by senior management at least monthly or more frequently as warranted.

The following table shows the past due loans by loan class as of June 30, 2011. The credit quality indicator information has been updated through June 30, 2011.

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Investment > 90 Days and Accruing
Construction and development:
1-4 family residential construction	$—	$—	$170,850	$170,850	$3,492,296	$3,663,146	$—
Other construction, land and land development	2,636,358	2,004,817	32,977,519	37,618,694	45,117,463	82,736,157	1,719,181
Commercial	2,362,401	990,734	5,772,004	9,125,139	49,112,778	58,237,917	961,760
Commercial mortgage:
Multifamily residential properties	—	—	6,990,334	6,990,334	23,906,714	30,897,048	—
Owner occupied non-residential	4,634,900	1,278,140	6,540,042	12,453,082	75,328,273	87,781,355	189,193
Other non-residential	18,271,200	7,027,403	72,952,010	98,250,613	257,407,322	355,657,935	2,821,805
Residential mortgage:
1-4 family	7,024,598	3,269,694	23,140,825	33,435,117	114,835,171	148,270,288	2,735,185
Home equity line of credit	2,396,999	378,579	1,672,181	4,447,759	66,947,034	71,394,793	133,900
Installment loans to individuals	74,350	7,078	761,931	843,359	6,258,585	7,101,944	30,865
Other	—	—	—	—	100,141	100,141	—

Total	$37,400,806	$14,956,445	$150,977,696	$203,334,947	$642,505,777	$845,840,724	$8,591,889

The following table shows the past due loans by loan class as of December 31, 2010. The credit quality indicator information has been updated through December 31, 2010.

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

Additionally, management utilizes other credit quality indicators in determining the allowance for loan losses and evaluating the credit quality of its loan portfolio including internal risk ratings and changes in such risk ratings by loan class, payment activity by loan class and loan to collateral values. Management uses the classification system defined in bank regulations to evaluate the level of credit risk in the loan portfolio in establishing its internal risk ratings. Using the risk-based approach, the loan portfolio is reviewed and assigned a quality risk rating based on management’s best judgment of the likelihood of repayment or, if a loan is troubled, the likelihood of timely and orderly liquidation without loss of either principal or interest. Management is constantly reviewing and updating the internal risk ratings. Risk ratings on all loans up for renewal are reviewed at the time of renewal. Classified or loans past due are reviewed at least monthly and pass loans are reviewed at least annually or more frequently as warranted. These internal ratings are divided into three groups as defined below:

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

The tables below present certain credit quality indicators related to the loan portfolio by class as of June 30, 2011 and December 31, 2010.

Credit Exposure – all loan portfolio segments, excluding acquired residential mortgage home equity loans Credit Profile by Internally Assigned Risk. The credit quality indicator information was updated through June 30, 2011.

June 30, 2011 Grade	Pass	Special Mention	Substandard	Doubtful	Loss
Construction and development:
1-4 family residential construction	$3,392,296	$—	$270,850	$—	$—
Other construction, land and land development	29,735,497	2,527,863	45,443,766	4,604,058	424,973
Commercial	42,029,049	2,921,941	11,504,723	1,782,204	—
Commercial mortgage:
Multifamily residential properties	20,030,439	2,884,501	7,366,832	615,276	—
Owner occupied non-residential	64,910,188	3,319,744	19,551,423	—	—
Other non-residential	133,359,103	24,427,264	195,115,968	2,755,600	—
Residential mortgage:
1-4 family	94,045,278	13,861,351	38,966,540	1,071,137	325,982
Home equity line of credit, excluding loans acquired	6,873,868	723,080	1,767,193	—	—
Installment loans to individuals	5,492,861	593,407	941,226	74,450	—
Other	100,141	—	—	—	—

	$399,968,720	$51,259,151	$320,928,521	$10,902,725	$750,955

Credit Exposure – all loan portfolio segments, excluding acquired residential mortgage home equity loans Credit Profile by Internally Assigned Risk. The credit quality indicator information was updated through December 31, 2010.

December 31, 2010 Grade	Pass	Special Mention	Substandard	Doubtful
Construction and development:
1-4 family residential construction	$7,971,634	$1,111,850	$4,889,301	$—
Other construction, land and land development	30,060,155	1,702,338	56,249,107	7,520,196
Commercial	46,766,207	3,236,266	12,048,280	1,666,436
Commercial mortgage:
Multifamily residential properties	17,362,038	7,638,513	7,807,097	—
Owner occupied non-residential	54,891,415	4,079,644	22,193,095	—
Other non-residential	172,769,936	39,163,812	194,169,544	6,078,929
Residential mortgage:
1-4 family	110,608,023	15,784,427	39,015,250	1,131,093
Home equity line of credit, excluding loans acquired	8,460,338	1,235,951	1,208,472	—
Installment loans to individuals	7,292,786	66,710	886,309	52,655
Other	340,639	—	34,927	—

	$456,523,171	$74,019,511	$338,501,382	$16,449,309

All loans classified with a loss risk rating as of December 31, 2010 were charged off.

Credit Exposure - all loan portfolio segments

Credit Risk Profile Based on Payment Activity

	Performing Loans		Non-performing Loans
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Construction and development:
1-4 family residential construction	$3,492,296	$11,927,263	$170,850	$2,045,522
Other construction, land and land development	49,758,638	55,638,680	32,977,519	39,893,116
Commercial	52,465,913	59,902,857	5,772,004	3,814,332
Commercial mortgage:
Multifamily residential properties	23,906,714	30,573,238	6,990,334	2,234,410
Owner occupied non-residential	81,241,313	75,461,143	6,540,042	5,703,011
Other non-residential	282,705,925	356,339,124	72,952,010	55,843,097
Residential mortgage:
1-4 family	125,129,463	147,292,440	23,140,825	19,246,353
Home equity line of credit	69,722,612	78,460,953	1,672,181	1,060,727
Installment loans to individuals	6,340,013	7,817,162	761,931	481,298
Other	100,141	340,638	—	34,928

	$694,863,028	$823,753,498	$150,977,696	$130,356,794

The credit quality indicator information above was updated through June 30, 2011 and December 31, 2010, the respective periods identified in the table. Non-performing loans include non-accrual loans and loans contractually past due 90 days or more and still accruing interest.

Note 7 – Premises and Equipment

Premises and equipment are summarized as follows:

	June 30, 2011	December 31, 2010
Land	$2,614,324	$2,614,324
Building and improvements	9,095,014	9,095,014
Leasehold improvements	21,456,441	21,436,630
Furniture and equipment	17,399,492	17,560,679
Construction in progress	—	3,156

	50,565,271	50,709,803
Less accumulated depreciation	(17,362,671)	(16,382,027)

	$33,202,600	$34,327,776

Note 8 – Other Real Estate Owned

Other real estate owned is presented net of a valuation allowance for losses. An analysis of the valuation for losses on other real estate owned is as follows:

	June 30, 2011	June 30, 2010
Balance at beginning of year	$1,985,125	$1,144,328
Provision for losses	1,398,354	602,227
Charge-offs	(1,458,627)	(562,833)

Balance at end of period	$1,924,852	$1,183,722

Expenses applicable to other real estate owned include the following:

	June 30, 2011	June 30, 2010
Net loss on sale of real estate	$823,947	$412,567
Provision for losses	1,398,354	602,227
Operating expenses, net of rental income	1,219,847	614,925

Total	$3,442,148	$1,629,719

Note 9 - Deferred Income Taxes

The realization of deferred income tax assets (“DTA”) is assessed by management quarterly and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. A valuation allowance of $32.4 million and $23.6 million at June 30, 2011 and December 31, 2010, respectively, was established related to all components of the net deferred tax assets based on the determination after the above considerations that it was more likely than not that the deferred tax assets would not be fully realized, primarily as a result of the trend of significant losses experienced by the Company over the past two years and the first six months of 2011.

Due to the net operating loss incurred for the year ended December 31, 2010 and the ability to carry back that loss to prior years in which income taxes were paid, the Company has recorded income taxes receivable of approximately $6.2 million as of June 30, 2011 and $6.0 million as of December 31, 2010, which are included in other assets on the accompanying consolidated balance sheets.

The Company has no uncertain tax positions at June 30, 2011.

Note 10 – Fair Value Measurements

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2011
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Assets
Available for sale:
Mortgage-backed securities	$—	$12,545	$—	$12,545

Assets Measured at Fair Value on a Recurring Basis at December 31, 2010
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Available for sale:
U.S. Government and agency securities	$—	$502	$—	$502
Mortgage-backed securities	$—	$8,536	$—	$8,536
State and municipal securities	$—	$176	$—	$176

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at fair value on a non-recurring basis include the following:

Impaired Loans. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate, the observable market price of the loan or the fair value of the collateral. All collateral-dependent loans are measured for impairment based on the fair value of the collateral securing the loan. Collateral may be in the form of real estate or business assets including equipment, inventory and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent licensed appraiser outside of the Company using observable market data. Depending on the age of the appraisal and current economic conditions, management may appropriately discount the appraisals based on facts known to the Company, such as list prices or property condition. For example, an appraisal may assume the collateral is in good condition, but the Company’s credit administration area subsequently learns that repairs are necessary to bring the property into saleable condition. Another example would be when the Company maintains an appraisal of a lot in a subdivision, and credit administration learns of a subsequent sale of similarly situated lots in the same area at lower prices. In both cases, downward adjustments in value are appropriately made to reflect our understanding of current conditions. This valuation would be considered Level 3. An allowance is allocated to an impaired loan if the carrying value exceeds the estimated fair value. Impaired loans had a carrying amount of $333.1 million and $355.4 million, with a valuation allowance of $33.3 million and $58.4 million at June 30, 2011 and December 31, 2010, respectively.

Other Real Estate Owned. Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the lower of cost or estimated fair market value of the property, less estimated disposal costs, if any. The Company estimates fair value at the asset’s liquidation value less disposal costs using management’s assumptions which are based on current market trends and historical loss severities for similar assets. Any excess of cost over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings in the Company’s consolidated statements of operations. Other real estate owned had a carrying amount of $46.9 million and $32.2 million at June 30, 2011 and December 31, 2010, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded losses of $1.4 million and $602 thousand, respectively, due to valuation adjustments on other real estate owned property in its consolidated statements of operations.

Goodwill. Goodwill requires an impairment review at least annually and more frequently if certain impairment indicators are evident. As a result of the significant deterioration in the operations of the mortgage subsidiary (for which the goodwill was related), it was determined during the second quarter of 2011, that the entire amount of goodwill of $249.5 thousand was impaired and charged-off as a non-interest expense during the second quarter of 2011. Therefore, there was no goodwill outstanding as of June 30, 2011. Goodwill had a carrying amount of $249.5 thousand at December 31, 2010.

The following table summarizes assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2011
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Assets
Impaired loans	$—	$—	$299,866	$299,866
Other real estate owned	$—	$—	$46,902	$46,902

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Impaired loans	$—	$—	$297,040	$297,040
Other real estate owned	$—	$—	$32,228	$32,228

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

Deposits

The fair value of non-interest bearing deposits and deposits with no defined maturity, by FASB ASC Topic 825 definition, is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using the build up approach to a discount rate. Components of the discount rate include a risk free rate, credit quality component and a service charge component.

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

The estimated fair value and the carrying value of the Company’s recorded financial instruments are as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$85,374	$85,374	$119,895	$119,895
Investment securities	12,638	12,639	9,337	9,338
Equity securities, restricted	6,987	6,987	8,757	8,757
Loans held for sale	—	—	1,750	1,750
Loans, net	780,861	789,016	868,461	896,728
Accrued interest receivable	4,811	4,811	5,490	5,490
Deposits	901,098	920,105	960,234	981,150
Short-term borrowings	12,500	12,499	29,000	28,999
Long-term debt	50,000	55,491	50,000	54,470
Trust preferred capital notes	20,619	20,618	20,619	20,618
Accrued interest payable	3,484	3,484	3,685	3,685

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

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of adequacy of the allowance for loan losses, future provisions for loan losses, charge-offs, non-performing assets, revenues, expenses, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors, including those relating to the Written Agreement, the Directive, regulatory and/or legal matters, the current federal grand jury and SEC investigations, products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the “Risk Factors” section in the 2010 Form 10-K and in this Form 10-Q. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	The ability or inability of the Company and the Bank to implement a satisfactory capital plan and to otherwise comply with the terms of the Written Agreement and Directive.

•	The ability or inability of the Company and the Bank to meet the standards necessary to return to a “well-capitalized” status.

•	The effect of restrictions on the use of brokered loans and interest rates paid on deposits on the attraction and retention of deposits at cost-effective pricing.

•	Inaccuracies in management’s estimate of the adequacy of the allowance for loan losses.

•	Non-realization of current valuations of other real estate owned.

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

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

•	There is substantial doubt about our ability to continue as a going concern, which may affect our business relationships.

•	The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the Written Agreement or Directive, or if its condition continues to deteriorate.

•	We may incur significant credit losses, particularly in light of current market conditions.

•	We incurred significant losses in 2010 and the first six months of 2011 and may continue do so in the future and we can make no assurances as to when we will be profitable.

•

We have entered into a Written Agreement with the Federal Reserve and the Bureau and a Directive with the Board of Governors that places significant restrictions on our operations and requires us to dedicate significant resources to complying with these agreements. The cost of compliance, as well as any failure to comply, with the Written Agreement or Directive may have a material adverse effect on us.

•

The Bank was critically undercapitalized under regulatory guidelines at June 30, 2011, and continued losses and deterioration in credit quality are likely to cause the Bank’s capital levels to further decline in the near term.

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

•	We need to raise additional capital that may not be available to us.

•	The Federal Reserve has required us to commit capital resources to support our bank subsidiary, which may adversely impact our financial condition.

•	We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline, including being placed into FDIC receivership by bank regulators.

•

Our management has identified material weaknesses in our internal control over financial reporting, which if not properly remediated could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition, results of operations and prospects or the price of our common stock.

•	The Company’s controls and procedures may fail or be circumvented.

•	Our ability to access sufficient liquidity could have a negative impact on our financial condition.

•	Current and future restrictions on brokered deposits and the conduct of our business could adversely impact our ability to attract deposits or otherwise impact our liquidity and profitability.

•	Our ability to borrow from the Federal Reserve Discount Window and the Federal Home Loan Bank could be restricted.

•	General business and economic conditions may significantly affect our earnings.

•	We may be adversely affected by economic conditions in our market area.

•	Our small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

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

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required. See Note 1 – Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 6 – Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2011 for further information related to the allowance for loan losses.

Results of Operations and Financial Condition of Commonwealth Bankshares, Inc. and Subsidiaries

Overview

The challenging economic conditions experienced over the past three years continued to negatively impact the businesses and consumers in our market area during the first six months of 2011. Ongoing deterioration in our loan portfolio resulted in further declines in the commercial real estate sector and additional credit quality issues for the Bank. During the first six months of 2011, we charged-off $47.4 million in loans primarily as a result of declining collateral values associated with uncollected collateral dependent loans that were determined by updated appraisals received during the period. Consequently, management and the Board provided $27.5 million to the Bank’s allowance for loan losses during the six months ended June 30, 2011, which was in addition to the $52.5 million and $53.9 million provided in years ended December 31, 2010 and 2009, respectively. Addressing these troubled credits aggressively and conservatively has always been, and will continue to be, a top priority of the Company. At the same time, we have not lost sight of our fundamental belief in standing by our clients and our communities. Today’s environment requires stringent measures. We are committed to taking the actions necessary to withstand this difficult economic phase.

During the three and six months ended June 30, 2011, the Company reported a loss of $26.2 million and $33.0 million, respectively, as compared to losses of $2.5 million and $3.5 million for the corresponding periods in 2010. Provisions for loan losses of $27.5 million and $10.0 million during the 2011 and 2010 six month periods negatively impacted the corresponding earnings, and accounted for a significant portion of the increase in net loss during the three and six month periods of 2011 as compared with the same periods in 2010. Additionally, a decline in net interest income, increased losses on other real estate owned and related expenses and costs associated with current regulatory and legal matters continued to pressure earnings during the three and six month periods of 2011 as compared with the same periods of 2010. On a per share basis, diluted loss per share increased to $4.78 per share for the six months ended June 30, 2011 and $3.80 for the three months ended June 30, 2011 as compared with a loss of $0.50 and $0.37 per share for the six months and three months ended June 30, 2010. Book value per share at June 30, 2011 was negative $0.66 compared to $4.07 at December 31, 2010. There were no dividends paid to shareholders during the six months ended June 30, 2011 and 2010.

The Company’s return on average assets (“ROAA”) was negative 6.35% and negative 0.56% for the six months ended June 30, 2011 and 2010, respectively, while its return on average equity (“ROAE”) was negative 282.21% and negative 8.79% for the comparable 2011 and 2010 six month periods, respectively. For the quarters ended June 30, 2011 and 2010, ROAA was negative 10.22% and 0.82%, respectively. ROAE was negative 446.34% and 12.92% for the same three month period of 2011 and 2010, respectively. Ongoing net losses created by significant loan loss provisions, losses and expenses related to other real estate owned and expenses associated with regulatory and legal matters continue to be the primary factors negatively impacting these profitability measurements.

Total assets declined by $108.7 million to $985.9 million during the six months ended June 30, 2011. This decrease was primarily the result of decreases in cash and cash equivalents and loans outstanding. Total cash and cash equivalents declined $34.5 million to $85.4 million during the period, primarily resulting from paying off broker certificates of deposit as they matured and short-term borrowings. Management’s policy of aggressively resolving problem loan credits through charge-offs and foreclosure contributed to its net loan balances declining $107.0 million to $840.5 million at June 30, 2011.

As a result of our net losses in 2010 and for the first six months of 2011, our total risk-based capital ratio for the Bank fell below the adequately capitalized regulatory minimum threshold of 8% to 3.34% at June 30, 2011, and our leverage ratio dropped to 1.61% at June 30, 2011, which is considered critically undercapitalized under the prompt corrective action guidelines. See Regulatory Matters below and in Note 2 to the Consolidated Financial Statements of this Form 10-Q. Our goals for repositioning the Bank include addressing our capital needs in order to return to a well capitalized capital status, as well as improving our liquidity position, maintaining an adequate allowance for loan losses and reducing expenses.

Material Trends

Partially as a result of the economy and partially due to our prior credit practices and administration, we experienced a significant deterioration in credit quality over the past three years. Increases in problem loans and non-performing assets resulted in significant amounts being added to our allowance for loan losses which, coupled with other credit related costs associated with carrying other real estate owned and losses from sales and valuation adjustments of other real estate owned, contributed to the net losses available to common shareholders of $33.0 million for the six months ended June 30, 2011, and net losses of $51.8 million in 2010 and $25.8 million in 2009. In light of continued economic weakness, uncertain real estate values going forward and the lingering impact of our prior credit practices and administration, problem credits may continue to rise, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses, and we may continue to incur significant losses related to other real estate owned and loan charge-offs. As a result, we may continue to incur significant credit costs throughout the remainder of 2011, which would adversely impact our financial condition, our results from operations, and value of our common stock.

Basis of Presentation

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, there is substantial doubt regarding our ability to continue as a going concern due to the Company’s financial results for 2010 and the first six months of 2011, the substantial uncertainty throughout the U.S. banking industry, the Written Agreement and the Directive the Company and the Bank have entered into, the Bank’s critically undercapitalized status, continued operating losses and ongoing deterioration in asset quality, potential liquidity constraints and other factors. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments that might result from the outcome of this uncertainty.

Regulatory Matters

Prompt Corrective Action Directive

Effective July 1, 2011, the Bank entered into a Prompt Corrective Action Directive with the Board of Governors. Please see Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2011 for a copy of the Directive.

The Directive requires that within 30 days of the effective date of the Directive or such additional time as the Board of Governors may permit, the Bank, in conjunction with the Company must: (a) increase the Bank’s equity through the sale of shares or contributions to surplus in an amount sufficient to make the Bank adequately capitalized as defined in section 208.43(b)(2) of Regulation H of the Board of Governors; (b) enter into and close a contract to be acquired by a depository institution holding company or combine with another insured depository institution; or (c) take other necessary measures to make the Bank adequately capitalized.

The Bank was not able to meet the 30-day timeline prescribed by the Directive for reaching the required capital levels. The Board of Governors, as outlined in the Directive, may permit additional time as they see fit. The Company and the Bank’s management and Board of Directors have implemented a capital plan with various alternatives to reach and maintain the required capital levels. This plan was originally accepted by the Federal Reserve in 2010 in response to the Written Agreement (as discussed below). An updated capital restoration plan was submitted to the Federal Reserve in June 2011, due to our immediate capital needs. This plan was not accepted by the Federal Reserve since the Company had not received any firm commitments for new capital. If the Company does not raise sufficient amounts of new equity capital, or alternatively, execute another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing and the Company believes it is possible that the Bank could be placed into FDIC receivership by bank regulators or acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank. Such a transaction would not likely have an impact on the operations of the Bank or its customers, and customer deposits would continue to be subject to FDIC insurance. The Company engaged two investment banking firms to explore all alternatives to increase the Bank’s equity position and restore the Bank’s capital levels back to a well capitalized status. Management and the Board are actively engaged and continue to diligently work with the Company’s investment bankers as well as working closely with the Bank’s regulators in an effort to comply with the terms of the Directive. The Board and management’s goal remains to return the Bank to well capitalized status. Achievement of the required capital levels could be impacted, positively or negatively, as a result of certain uncertainties, including, but not limited to, asset quality, changing economic conditions, earnings levels, property values and the receptiveness of the capital markets.

The Directive also (a) restricts the Bank from making any capital distribution, including, but not limited to, the payment of dividends; (b) requires prior written approval from the FRB and the fulfillment of one of the requirements to make the Bank adequately capitalized described above, for the Bank to solicit and accept new deposit accounts or renew any time deposit bearing an interest rate that exceeds the prevailing effective rates on deposits of comparable amounts and maturities in the Bank’s market area; (c) restricts the payment of bonuses to senior executive officers and increases in compensation of such officers; (d) restricts asset growth, acquisitions, branching, and new lines of business; and (e) restricts certain activities, including, but not limited to, making any material change in accounting methods and engaging in any covered transaction as defined in Section 23A(b) of the Federal Reserve Act, without the prior written approval of the Federal Deposit Insurance Corporation.

To date, the Company is in compliance with the above directives. The Company has not made any capital distributions or paid any dividends. The Company has complied with the rate restrictions on deposit accounts. During the first quarter of 2010, the Company received notification from the FDIC that our market area is considered a high rate area, and as a result, the interest rates paid for deposits by the Bank are the average rate for similar products within our market area. The Company has not paid bonuses or increased compensation to senior executive officers. The Company does not intend to make acquisitions, extend or enter into any new branching or new lines of business; and has complied with the restrictions on certain activities, including making any material change in accounting methods and engaging in any covered transaction.

Thirty days after the date of the Directive and monthly thereafter, the Bank is required to submit to the FRB written progress reports detailing the steps taken to comply with the Directive. The FRB, in its sole discretion, may grant extensions of time to the Bank to comply with any provision of the Directive.

To date, all progress reports required by the Directive have been submitted within the required timeframes outlined in the Directive. See Note 2 – Regulatory Matters, of the Consolidated Financial Statements included in this Form 10-Q for additional information.

Written Agreement

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

In addition, the Bank has agreed that it will: (a) not extend, renew, or restructure any credit that has been criticized by the Federal Reserve or the Bureau absent prior board of directors approval in accordance with the restrictions in the Written Agreement; (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Federal Reserve and the Bureau; (c) not accept any new brokered deposits (contractual renewals or rollovers of existing brokered deposits are permitted); and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

Under the terms of the Written Agreement, both the Company and the Bank agreed to a capital restoration plan to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends without prior regulatory approval. The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. The Company may not incur, increase or guarantee any debt without prior regulatory approval and has agreed not to purchase or redeem any shares of its stock without prior regulatory approval. For a discussion of the Company’s capital restoration plan as updated by the requirements of the Directive, please see the discussion above under “ – Prompt Corrective Action Directive” and the discussion in Note 2 – Regulatory Matters – Prompt Corrective Action Directive, of the Consolidated Financial Statements included in this Form 10-Q.

The Company is also required to obtain prior approval for the appointment of new directors, the hiring or promotion of senior executive officers, and to comply with restrictions on “golden parachute” payments.

To date, the Company has met all of the deadlines for taking actions required by the Federal Reserve and the Bureau under the terms of the Written Agreement and continues to enhance its oversight of management and the operations of the bank as it embraces the need for strong and effective corporate governance to ensure the safe and sound operation of the Bank. The Board is very actively engaged and determined to make the Bank a strong and well managed institution. A Committee has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. The Board and senior management of the Company agree with the goal of financial soundness represented by the Written Agreement and have taken appropriate action to comply with all requirements (including timelines) specified in the Written Agreement. See Note 2 – Regulatory Matters, of the Consolidated Financial Statements included in this Form 10-Q for additional information on the Written Agreement and the Company’s and the Bank’s efforts to comply with the Written Agreement.

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

Net interest income was $6.2 million and $12.4 million for the three and six month periods ended June 30, 2011, respectively, which represented a decrease of $1.5 million and $2.5 million or 19.2% and 16.6% from the three and six months ended June 30, 2010, respectively. Average loan balances and yields declined $99.3 million and 74 basis points, respectively, and non-accrual loans increased $55.7 million since June 2010, contributing to a $6.2 million decline in interest income and the 74 basis point drop in yield on loans for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010. However, a $149.4 million decrease in average interest bearing liabilities, coupled with a 36 basis points improvement in the corresponding average cost, resulted in a $3.8 million or 25.1% decrease in interest expense over the same time period which partially offset the interest income decline. Additionally, a $89.0 million decrease in average FRB reserve balances used primarily to pay down brokered deposits and short-term borrowings over the past 12 months, which only earn 25 basis points; and the declines in deposit balances and rates, helped mitigate the impact of a shrinking and deteriorating loan portfolio, resulting in the Company’s net interest margin to remain relatively flat at 2.48% and 2.45% for the three and six months ended June 30, 2011 as compared to 2.57% and 2.49% for the same periods in the prior year.

Average interest earning assets decreased $183.3 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, while the corresponding yield on earnings assets declined 33 basis points for the same comparable period. The decline in average loan balances and FRB reserve balances discussed above represented the primary reasons for the decrease in average interest earning assets. Management’s policy of aggressively resolving problem loan credits through charge-offs and foreclosures, normal principal curtailments and management’s efforts to shrink the balance sheet to preserve capital levels contributed to the loan decrease while liquidity demands to fund maturing brokered CDs and ongoing operations represented the primary factor impacting the decrease in the FRB reserve balances. The $149.4 million decrease in average interest bearing liabilities over the past twelve months was primarily resulted from a $111.7 million decline in average time deposit balances and a $23.5 million drop in average interest bearing demand deposit balances. Repayment of brokered CDs as they matured impacted average time deposit balances while lower deposit rates being offered, market competition for demand deposits and continued economic instability contributed to lower balances in interest bearing demand deposit accounts.

The net interest margin is calculated by expressing tax-equivalent net interest income as a percentage of average interest earning assets and represents the Company’s net yield on its earning assets. Net interest margin is an indicator of the Company’s effectiveness in generating income from its earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The spread that can be earned between interest earning assets and interest bearing liabilities depends to a large extent on the slope of the yield curve. For the three and six months ended June 30, 2011, the net interest margin was 2.48% and 2.45% respectively, compared to 2.57% and 2.49% reported for the first three and six months of 2010. While small, the decrease in net interest margin for the first six months of 2011 was primarily the result of a drop in the average yield on our average interest earning assets of 33 basis points. Ongoing credit quality, primarily related to the increase in non-accrual loans, resulted in a 74 basis points decline in average yield on loans to 5.17% for the first six months of 2011 as compared with 5.91% for the first six months of 2010. The drop in yield of our earning assets was offset with a decrease in the cost of our interest bearing liabilities of 36 basis points over the past twelve months. The decrease in our interest bearing liability costs primarily related to maturing time deposits re-pricing at a lower cost during the past year, resulting in our average cost of time deposits decreasing from 2.80% for the first six months of 2010 to 2.45% for the first six months of 2011. Additionally, the cost of the trust preferred capital notes dropped from 6.50% for the six months ended June 30, 2010 to 1.88% for the six months ended June 30, 2011 as a result of the notes adjusting from a fixed rate to a LIBOR based variable rate in 2011.

The following tables presents the average interest earning assets and average interest bearing liabilities, the average annualized yields earned on such assets (on a tax equivalent basis) and rates paid on such liabilities, and the net interest margin for the indicated periods. The variance in interest income and expense caused by differences in average balances and rate is shown in the subsequent table.

Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended June 30,
	2011			2010
(dollars in thousands)	Average Balance(1)	Annualized Interest	Average Yield/Rate(2)	Average Balance(1)	Annualized Interest	Average Yield/Rate(2)
Assets
Interest earning assets:
Loans (3)(4)(7)	$883,323	$45,557	5.16%	$995,545	$59,328	5.96%
Investment securities (3)	12,660	335	2.65%	6,523	192	2.94%
Equity securities	7,971	170	2.13%	9,508	165	1.74%
FRB reserve balance	90,127	236	0.26%	177,276	423	0.24%
Federal funds sold	643	1	0.16%	453	1	0.22%
Interest bearing deposits in banks	291	1	0.34%	48	—	—
Statutory trust	619	12	1.94%	619	40	6.46%
Other investments	280	6	2.14%	274	6	2.19%

Total interest earning assets	995,914	46,318	4.65%	1,190,246	60,155	5.05%

Noninterest earning assets:
Cash and due from banks	2,860			3,157
Premises and equipment, net	33,524			35,017
Other assets	58,016			57,409
Less: allowance for loan losses	(61,350)			(48,861)

Total assets	$1,028,964			$1,236,968

Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$56,735	$242	0.43%	$83,497	$869	1.04%
Savings deposits	8,112	44	0.54%	7,800	47	0.60%
Time deposits	808,313	18,937	2.34%	910,661	25,168	2.76%
FHLB short-term borrowings	15,452	57	0.37%	35,024	168	0.48%
Long-term debt	50,000	1,936	3.87%	50,000	1,916	3.83%
Trust preferred capital notes	20,619	392	1.90%	20,619	1,352	6.56%

Total interest bearing liabilities	959,231	21,608	2.25%	1,107,601	29,520	2.67%

Noninterest bearing liabilities:
Demand deposits	42,091			43,226
Other	7,582			6,977

Total liabilities	1,008,904			1,157,804

Equity:
Stockholders’ equity	19,802			78,920
Noncontrolling interests	258			244

Total equity	20,060			79,164

Total liabilities and equity	$1,028,964			$1,236,968

Net interest income (tax equivalent basis)		$24,710			$30,635

Net interest margin (5) (tax equivalent basis)			2.48%			2.57%
Average interest spread (6) (tax equivalent basis)			2.40%			2.38%

(1)	Average balances are computed on daily balances and management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was less than $1 thousand and $5 thousand for the three months ended June 30, 2011 and 2010, respectively. The tax equivalent adjustment to investment securities was $15 thousand for the three months ended June 30, 2010. There was no tax equivalent adjustment to investment securities for the three months ended June 30, 2011.
(4)	Non-accrual loans are included in the average loan balances, and cash received on such loans is recorded as a reduction to loan principal. Loans are net of unearned income, and discount and credit enhancement related to acquired loans.
(5)	Net interest margin is net interest income, expressed as a percentage of average interest earning assets.
(6)	Interest spread is the average yield earned on interest earning assets, less the average rate incurred on interest bearing liabilities.
(7)	Loan fees included in interest income were $133.6 thousand and $108.1 thousand for the three months ended June 30, 2011 and 2010, respectively.

Average Balance Sheet and Net Interest Margin Analysis

	Six Months Ended June 30,
	2011			2010
(dollars in thousands)	Average Balance(1)	Annualized Interest	Average Yield/Rate(2)	Average Balance(1)	Annualized Interest	Average Yield/Rate(2)
Assets
Interest earning assets:
Loans (3)(4)(7)	$909,308	$47,021	5.17%	$1,008,612	$59,561	5.91%
Investment securities (3)	11,640	301	2.59%	5,679	172	3.03%
Equity securities	8,362	197	2.36%	9,508	162	1.70%
FRB reserve balance	94,777	242	0.26%	183,765	435	0.24%
Federal funds sold	653	1	0.15%	641	1	0.16%
Interest bearing deposits in banks	251	1	0.40%	64	—	—
Statutory trust	619	12	1.94%	619	40	6.46%
Other investments	279	6	2.15%	273	8	2.93%

Total interest earning assets	1,025,889	47,781	4.66%	1,209,161	60,379	4.99%

Noninterest earning assets:
Cash and due from banks	2,743			2,997
Premises and equipment, net	33,826			35,323
Other assets	54,303			54,917
Less: allowance for loan losses	(69,892)			(47,461)

Total assets	$1,046,869			$1,254,937

Liabilities and Equity
Interest bearing liabilities:
Interest bearing demand deposits	$59,836	$263	0.44%	$83,368	$855	1.03%
Savings deposits	8,599	46	0.53%	7,604	44	0.58%
Time deposits	815,794	19,981	2.45%	927,484	25,957	2.80%
FHLB short-term borrowings	19,800	82	0.41%	35,014	155	0.44%
Long-term debt	50,000	1,936	3.87%	50,000	1,926	3.85%
Trust preferred capital notes	20,619	388	1.88%	20,619	1,341	6.50%

Total interest bearing liabilities	974,648	22,696	2.33%	1,124,089	30,278	2.69%

Noninterest bearing liabilities:
Demand deposits	41,342			43,124
Other	7,063			7,857

Total liabilities	1,023,053			1,175,070

Equity:
Stockholders’ equity	23,562			79,524
Noncontrolling interests	254			343

Total equity	23,816			79,867

Total liabilities and equity	$1,046,869			$1,254,937

Net interest income (tax equivalent basis)		$25,085			$30,101

Net interest margin (5) (tax equivalent basis)			2.45%			2.49%
Average interest spread (6) (tax equivalent basis)			2.33%			2.30%

(1)	Average balances are computed on daily balances and management believes such balances are representative of the operations of the Company.
(2)	Yield and rate percentages are all computed through the annualization of interest income and expenses versus the average balance of their respective accounts.
(3)	Tax equivalent basis. The tax equivalent adjustment to loans was less than $1 thousand and $5 thousand for the six months ended June 30, 2011 and 2010, respectively. The tax equivalent adjustment to investment securities was $1 thousand and $15 thousand for the six months ended June 30, 2011 and 2010, respectively.
(4)	Non-accrual loans are included in the average loan balances, and cash received on such loans is recorded as a reduction to loan principal. Loans are net of unearned income, and discount and credit enhancement related to acquired loans.
(5)	Net interest margin is net interest income, expressed as a percentage of average interest earning assets.
(6)	Interest spread is the average yield earned on interest earning assets, less the average rate incurred on interest bearing liabilities.
(7)	Loan fees included in interest income were $228.6 thousand and $213.2 thousand for the six months ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010			Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010
	Increase (Decrease) Due to:		Interest Income/Expense	Increase (Decrease) Due to:		Interest Income/Expense
(in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Interest Income:
Loans	$(6,277)	$(7,494)	$(13,771)	$(5,542)	$(6,998)	$(12,540)
Investment securities	160	(17)	143	150	(21)	129
Equity securities	(12)	17	5	(16)	51	35
FRB reserve balance	(233)	46	(187)	(230)	37	(193)
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits in banks	1	—	1	1	—	1
Other investments	—	(28)	(28)	—	(30)	(30)

	(6,361)	(7,476)	(13,837)	(5,637)	(6,961)	(12,598)

Interest Expense:
Interest bearing demand deposits	(221)	(406)	(627)	(196)	(396)	(592)
Savings deposits	2	(5)	(3)	5	(3)	2
Time deposits	(2,646)	(3,585)	(6,231)	(2,934)	(3,042)	(5,976)
Short-term borrowings	(79)	(32)	(111)	(64)	(9)	(73)
Long-term debt	—	20	20	—	10	10
Trust preferred capital notes	—	(960)	(960)	—	(953)	(953)

	(2,944)	(4,968)	(7,912)	(3,189)	(4,393)	(7,582)

Increase (decrease) in net interest income	$(3,417)	$(2,508)	$(5,925)	$(2,448)	$(2,568)	$(5,016)

Non-interest Income

Total non-interest income decreased $924.6 thousand and $1.8 million or 533.0% and 229.7%, to a loss of $751.1 thousand and $1.0 million for the three and six months ended June 30, 2011, respectively, from income of $173.5 thousand and $785.2 thousand reported for the same periods in 2010. The primary reason for the lower non-interest income for the 2011 periods related to the increase in losses on other real estate owned (“OREO”) and decreases in revenue from the Bank’s non-banking subsidiary companies. The Company reported losses on OREO totaling $1.4 million and $2.2 million for the three and six months ended June 30, 2011, respectively, as compared with $658.9 thousand and $1.0 million for the three and six months ended June 30, 2010, respectively. For the six months ended June 30, 2011, $1.4 million of the loss resulted from valuation adjustments made to property values and $823.9 thousand related to net losses from sales of OREO properties. For the comparable 2010 period, $602.2 thousand of the loss related to valuation adjustments and $412.6 thousand related to losses recorded on the sales of OREO properties. The increase in the losses on OREO properties over the past year reflects the decline in market values of real estate in our market areas, the Company’s efforts to aggressively address impaired loans through foreclosures and the impact of the current economic environment on the financial condition of our loan customers.

Overall non-banking subsidiary revenues decreased $150.4 thousand and $383.4 thousand for the three and six months ended June 30, 2011, respectively, as compared with the same periods of 2010. Revenues from Executive Title Center decreased $28.0 thousand and $48.4 thousand for the three and six months ended June 30, 2011, respectively, as compared with the same period in 2010 while revenues from the mortgage company decreased $86.6 thousand and $131.7 thousand over the same comparable periods. The decrease in mortgage revenues resulted from the attrition of mortgage loan originators over the past year and the difficulty in replacing them in a competitive labor market and a weak housing market that reduced mortgage loan demand. The decrease in title revenues has followed the decrease in mortgage loan originations, as well as a decrease in commercial lending at the Bank. Revenues from Commonwealth Financial Advisors, LLC declined $35.8 thousand and $203.4 thousand during the three and six month periods of 2011, respectively, as compared to the same periods of 2010. The prior year’s first six months revenue included a one time settlement of an insurance claim of $127.8 thousand that was reported as revenue in the first quarter of 2010.

Additionally, service charges on deposit accounts decreased $55.8 thousand and $119.3 thousand or 20.8% and 21.7% during the three and six months of 2011 as compared with the same periods in 2010. The decrease in service charges over the last year primarily relates to a decline in non-sufficient funds (“NSF”) fees. NSF fees included in service charges on deposit accounts for the three months ended June 30, 2011 and 2010 were $162.0 thousand and $204.3 thousand, respectively, and for the six months ended June 30, 2011 and 2010 were $326.8 thousand and $420.1 thousand, respectively. This decrease primarily resulted from the Bank’s current policy of no longer allowing overdrafts on many commercial deposit accounts as a result of credit deterioration of loans to these customers. Management expects levels of NSF fees to continue their decline as a result of the loss of fees related to these commercial deposit accounts in future periods. Other service charges and fees showed a slight increase totaling $253.6 thousand and $469.8 thousand for the three and six month periods ended June 30, 2011, respectively, as compared to $239.1 thousand and $449.7 thousand in the prior year three and six month periods, respectively. ATM fee income represented a significant portion of other service charges and fees. ATM fee income was relatively flat decreasing to $129.0 thousand from $129.4 thousand during the three months ended June 30, 2011 as compared with 2010, and increased to $237.6 thousand from $233.4 thousand for the six months ended June 30, 2011 as compared with 2010, respectively. Increases in card usage among our customers in recent years continue to positively impact our ATM fee income. Trust services fees, also represents a large portion of other service charges and fees, and increased $10.0 thousand from $75.4 thousand in the second quarter of 2010 to $85.4 thousand in the second quarter of 2011. For the six months ended June 30, 2011 trust fees increased $14.4 thousand to $161.3 thousand over the same period in 2010. After experiencing a decline in these fees during fiscal year 2010 due to the loss of one large estate account, the addition of several new estate accounts during the first quarter of 2011 helped stabilize this income stream.

Non-interest Expense

Non-interest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total non-interest expense for the six months ended June 30, 2011 totaled $17.1 million, an increase of $6.2 million over the $11.0 million reported during the comparable period in 2010. For the quarter ended June 30, 2011, total non-interest expense was $9.4 million, an increase of $2.7 million over the $6.7 million reported during the quarter ended June 30, 2010. The 2010 first quarter included a one-time reduction of benefit cost of $1.9 million which is further explained below. The ratio of annualized non-interest expense to year-to-date average total assets (annualized) was 3.30% and 1.79% for the six months ended June 30, 2011 and 2010, respectively. The ratio of annualized non-interest expense to quarter-to-date average total assets was 3.66% and 2.19% for the quarter ended June 30, 2011 and 2010, respectively. Notwithstanding management’s best efforts to control non-interest expenses, they continued to grow in the 2011 first quarter due to the increased costs related to managing the Company during this difficult economic and regulatory environment as further discussed below.

A key measure of overhead is the operating efficiency ratio. The operating efficiency ratio is calculated by dividing non-interest expense by net bank revenue on a tax equivalent basis. Efficiency gains can be achieved by controlling costs and generating more diverse and higher levels of non-interest revenues along with increasing our margins. The Company’s efficiency ratio (tax equivalent basis) was 173.51% and 150.11% for the three and six months ended June 30, 2011, compared to 85.38% and 69.88% for the comparable periods in 2010. For the three and six months ended June 30, 2011, the Company’s efficiency ratio was negatively impacted by the increase in losses on OREO, expenses related to OREO properties, FDIC insurance, consulting fees and professional fees, including legal expenses related to loan collections and regulatory actions (see further discussion below). The Company’s efficiency ratio was positively affected in the first quarter of 2010 by the one time reduction of $1.9 million in benefit costs further explained below.

Salaries and employee benefits, the largest component of non-interest expense, increased $2.0 million or 65.4% to $5.0 million for the six months ended June 30, 2011 compared to the $3.0 million reported during the first six months of 2010. The increase in salaries and benefits was the direct result of the elimination of the executive officer deferred compensation plans during the first quarter of 2010, resulting in a one-time reduction of benefits costs of $1.9 million. For the quarter ended June 30, 2011, salaries and employee benefits remained flat at $2.5 million as compared to the quarter ended June 30, 2010.

Occupancy expense increased slightly by $18.8 thousand and $3.4 thousand for the three and six months ended June 30, 2011 over the comparable periods in the 2010. There have been no significant changes in facilities during the past year however, there have been contractual increases in various branch rents in addition to increased maintenance costs. Furniture and equipment expense decreased 10.4% to $461.2 thousand and 9.4% to $922.9 thousand for the three and six months ended June 30, 2011, respectively, from the comparable periods in 2010, primarily as a result of lower depreciation expense on furniture, fixtures, and equipment in 2011.

Three components of non-interest expense that have increased dramatically over the past year include legal and other professional fees, FDIC insurance costs and expenses associated with carrying OREO. The $287.9 thousand and $639.9 thousand increase in FDIC insurance costs for three and six months ended June 30, 2011 as compared with the same periods of the prior year was primarily due to higher assessment rates associated with the increased risk characteristics of being deemed a troubled institution and party to the Written Agreement. Further increases in our FDIC assessment rate may occur since our capital ratios dropped to critically undercapitalized status at June 30, 2011. OREO expenses increased $401.6 thousand or 112.6% and $604.9 thousand or 98.4% for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010. The increase in OREO expenses is the direct result of an increase of $33.0 million in OREO over the past twelve months as management has addressed problem credits through increased foreclosures. Costs associated with OREO include property taxes, maintenance, insurance, and foreclosure expenses. Management expects OREO expenses to remain elevated in future periods due to the significant level of OREO properties currently on hand and anticipated foreclosures. The $1.4 million and $2.0 million increase in legal and other professional expenses for the three and six months ended June 30, 2011 as compared with the same periods of the prior year were related to regulatory matters and consulting expenses associated with management of regulatory matters and the Written Agreement, accounting and income tax matters, and outside loan reviews. Legal expenses increased significantly during the first six months of 2011, largely in response to regulatory matters associated with being a troubled institution, the Company’s Written Agreement, and the grand jury and SEC investigations. Legal expenses related to regulatory, grand jury and SEC investigations and other matters increased $640.8 thousand and $943.7 thousand for the three and six months ended June 30, 2011, respectively, as compared with the same periods of the prior year. Management expects that legal expenses related to regulatory and other matters may remain elevated in 2011, as the Company anticipates possibly incurring additional legal fees in connection with the pending grand jury and SEC investigations that are more thoroughly discussed in Item 3. “Legal Proceedings” of the Company’s 2010 Annual Report on Form 10-K. Consulting expenses associated with managing the Written Agreement, accounting and tax services, and outside third-party loan review also grew significantly over the last year as these professional services increased $783.4 thousand and $1.1 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods of the prior year. A significant part of this increase was related to the Company strengthening its credit administration processes during the last half of 2010 and first six months of 2011, with the addition of a third-party loan review team which completed a comprehensive review of our construction, development and commercial real estate loan portfolios, with an emphasis on large loans and problem loans. The Company plans on this type of review being performed on a semi-annual basis for the foreseeable future and expects these services to continue impacting the Company’s level of professional expenses in future periods.

Other non-interest operating expenses, which include various types of expenses and transactions relating to normal banking operations, increased $643.1 thousand or 49.4% and $985.6 thousand or 41.5% for the three and six months ended June 30, 2011 as compared with the same periods of the prior year as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Stationery and office supplies	$53,331	$56,780	$95,560	$106,160
Advertising and marketing	37,564	52,756	86,972	91,012
Telephone and postage	168,483	166,072	341,926	327,920
Bank franchise tax	164,785	229,560	392,714	462,384
Other outside services	295,463	247,259	557,682	481,434
Directors’ and advisory board fees	62,484	53,940	116,489	115,693
ATM, online banking and bank card expenses	31,303	23,005	62,275	56,375
Loan collection costs	523,300	285,560	920,109	389,542
Other	608,759	187,422	784,162	341,728

	$1,945,472	$1,302,354	$3,357,889	$2,372,248

The increase in legal and other costs related to loan collection activities of $237.7 thousand and $530.6 thousand for the three and six months ended June 30, 2011, respectively, as compared with the same periods in the prior year were directly related to the increase in foreclosure activity over the past year.

The increase in other expenses of $421.3 thousand for the second quarter and $442.4 thousand for the six months ended June 30, 2011, respectively, as compared with the same period of 2010 was the result of an increase in appraisal costs and a goodwill impairment charge of $249.5 thousand during the second quarter of 2011.

Income Taxes

The Company recorded an income tax benefit of $264.1 thousand and $261.4 thousand for the three and six months ended June 30, 2011, respectively as compared with an income tax benefits of $1.4 million and $1.9 million for the same periods in 2010. The tax benefits reported on the Consolidated Statement of Operations for 2011 related to a revision made during the second quarter to the current income tax receivable associated with losses that can be carried back to years in which income taxes were paid. The remaining income tax benefits associated with the losses in 2011 were recorded as a deferred tax asset and the Company determined that all deferred tax assets required an offsetting valuation allowance based on the negative outlook regarding the likelihood of generating the future taxable income required to realize these benefits. The realization of deferred income tax assets (“DTA”) is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. A valuation allowance was established in the first six months of 2011 related to all components of the net deferred tax assets based on the determination after the above considerations that it was more likely than not that the deferred tax assets would not be fully realized, primarily as a result of the significant losses experienced by the Company over the past two years. For more information on the deferred tax valuation allowance and income tax expense, see Note 9 of the Consolidated Financial Statements included in this Form 10-Q.

Financial Condition

Total assets at June 30, 2011 were $985.9 million, a decrease of 9.9% or $108.7 million from December 31, 2010, primarily as a result of a planned decrease in our loan portfolio and reduction in cash and cash equivalents used to pay down maturing brokered deposits and short-term borrowings. Reducing the size and risk concentrations of our loan portfolio is a major component of our Risk Management Plan, the chief objectives of which are to manage our risk profile, strengthen our balance sheet and increase our capital ratios.

Loans

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. As of June 30, 2011, total gross loans (excluding unearned income and unaccreted discount and credit enhancement related to acquired loans) were $845.8 million, a decrease of $108.3 million or 11.3% from December 31, 2010. The decline in total gross loans for the first six months of 2011 was the result of scheduled principal curtailments, loans that were paid off and loans charged off during the period. In the near term, we intend to continue the planned decrease in our loan portfolio through scheduled principal payments, charge-offs, judicious underwriting of new loans and, if favorable opportunities present themselves, possibly sales of loans.

As of June 30, 2011, 73.2% of the Company’s loan portfolio consisted of commercial loans, which are considered to provide higher yields, but also generally carry a greater risk. However, commercial loans decreased $80.4 million, primarily commercial mortgage loans, from December 31, 2010, as we work to reduce this concentration. A significant portion, 90.6%, of these commercial loans was collateralized with real estate. We have a high concentration of construction and real estate loans, both commercial and residential. At June 30, 2011, 92.3% of the Bank’s total loan portfolio consisted of loans collateralized with real estate.

The Company continues to refine its credit standards in response to the challenging and quickly changing economic environment. The changes in credit underwriting have been very extensive and have included a complete overhaul of the loan approval process. Some of the more notable changes include: the lowering of individual loan officer approval authorities to near zero, the establishment of an “in house” customer relationship limit for all loan officers, the establishment of a Senior Loan Committee comprised of the Chief Executive Officer, Chief Credit Officer, Chief Lending Officer, and two most senior level loan officers along with the head of special assets, the introduction of a detailed and comprehensive credit approval form and the addition of a Chief Credit Officer and a Credit Analysis Department fully staffed with experienced personnel.

The Company has also provided a number of highly sophisticated, computer-based tools to its loan officers to assist them in understanding and analyzing complex financial and credit information. Each loan officer has also been assigned to a lending team headed by a lending team leader. The new lending team structure and lending team leader positions have been created to provide additional guidance and supervision to lending personnel. In the second quarter of 2011, the Company also added seven new loan officers. The new lenders have been assigned manageably-sized portfolios commensurate with their personal knowledge and experience in managing credits similar to the mix within their assigned portfolios. The additional staffing will permit more attentive management of the Company’s entire loan portfolio.

The frequency of portfolio monitoring in certain high risk segments of the portfolio has been greatly increased. Detailed problem loan reports are prepared on a no less than quarterly basis for all classified loans. Furthermore, on a weekly basis, the President and Chief Executive Officer, Chief Credit Officer, Chief Lending Officer and head of the Collections and Special Assets Department meet to review and discuss in detail certain high risk credits. Furthermore, the Chief Lending Officer, Chief Credit Officer and the lending team leaders meet every other week to review the management of certain high risk credits. To assist in these monitoring efforts, management has developed greatly enhanced tracking reports to monitor high risk segments of the portfolio.

The Company expends extensive effort to manage credit exposures once signs of deterioration are evident. Lending team leaders review all high risk and past due loans with their lending teams on a weekly basis. Team leaders review their “high risk” accounts with both the Chief Lending Officer and Chief Credit Officer every other week. The Company has also established a highly experienced Collection and Special Assets Department consisting of thirteen individuals, comprised of both employees and consultants. This department provides a very high level of management to high risk credits and those credits showing signs of deterioration. Individual collection and special asset officers concentrate their efforts on finding methods to improve certain high risk credits. The goal of the Special Assets Department is to determine all possible ways to improve the credit. This will include a possible restructuring of the credit, a review and evaluation of the collateral, the possible negotiation of additional collateral and/or guarantors. If improvement of the credit is not possible the goal will revert to loss mitigation. This will include liquidation of collateral and suit against all parties to the loan.

For more information on the loan portfolio, see Note 6 of the Consolidated Financial Statements included in this Form 10-Q.

Provision and Allowance for Loan Losses

The provision for loan losses represents the periodic cost of maintaining an allowance for inherent credit losses. The amount of the provision each period and the level of the allowance are matters of judgment and are impacted by many factors, including actual credit losses during the period, loan performance measures and trends (such as delinquencies and charge-offs), the economic environment and other credit quality indicators, both internal and external, that may affect the quality and future loss experience of the credit portfolio. The Company continuously reviews its loan portfolio and maintains an allowance for loan losses that it believes to be sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through an ongoing credit review process and a monthly review of impaired loans by management and the Board, the Company constructs a comprehensive allowance analysis for its loan portfolio at least quarterly. During 2010, the Company enhanced both its Allowance for Loan and Lease Policy and its methodology for calculating the estimate for its general allocations portion Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450 “Accounting for Contingencies” of the allowance analysis by modifying the historical loss experience to a rolling three year quarterly time period, putting more weight on the most recent quarter’s loss experience and current conditions, (this change resulted in an increase to the allowance for loan losses at June 30, 2011 as more recent charge-off history was weighted more heavily than prior history when losses were extremely low), and focusing environmental qualitative considerations on credit rating trends within the construction and development and commercial mortgage portfolio segments. These changes did not have a material affect on the provision for loan losses for the first six months of 2010 as the charge-offs were much lower during the first six months of 2010 as compared with the last half of 2010, in particular the fourth quarter of 2010. Additionally, the current credit rating trends related to construction and development and commercial mortgage loans declined during the second half of 2010. These portfolio segments contain the highest risk of loss. Additionally, we further clarified the methodology for identifying loans that should be assessed for impairment under FASB ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” The Company believes these changes to its methodology more accurately reflect the risk inherent in its portfolio by weighting recent loss and loan segment experiences more heavily. A variety of initiatives were undertaken to bolster the loan grading function by further clarifying the identification of loans that should be assessed for impairment. These initiatives and procedures which augmented the loan function included the development of extensive loan reviews, relationship reviews, cash flow analysis, and the use of an independent third party loan review team to augment the identification of impaired loans.

The overall analysis of the allowance for loan losses includes three basic elements; a general allocations allowance, specific allowances for identified impaired loans and an overall unallocated allowance representing estimations done pursuant to either ASC Topic 450 or ASC Topic 310. The specific component relates to loans determined to be impaired and are classified as substandard, doubtful, or loss. The general allocations component covers non-classified loans and is based on historical loss experience within the specific loan portfolio segments adjusted for qualitative factors and the trend of credit quality indicators. Qualitative factors that management considers consist of the known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, an analysis of the levels and trends of delinquencies, level of concentrations and growth within the portfolio, and the level and trend of interest rates and the condition of the national and local economies. Trends of credit quality indicators that management reviews in addition to the above qualitative factors include internal risk ratings within each loan portfolio segment, the payment activity, and FICO scores for the acquired home mortgage equity loans. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Management’s evaluation and resulting provision and allowance decisions are reviewed by the Board of Directors quarterly.

The housing downturn, the financial market disruptions, and the broader economic slowdown that accelerated during the second half of 2008 and continued throughout 2010 into the first half of 2011 has negatively impacted the credit quality of both our consumer and commercial portfolios, which led to additional provisions for loan losses. The Company added $22.5 million to its allowance for loan losses during the second quarter of 2011 for a total of $27.5 million for the first six months of 2011. The primary reasons for the loan loss provision were continued deterioration of collateral values related to impaired loans and loan charge-offs during the first six months of 2011. Net charge-offs were $46.9 million for the six months ended June 30, 2011 which represented 5.2% of average loans for the six months ended June 30, 2011.

The allowance for loan losses at June 30, 2011 was $59.6 million, compared with $79.0 million at December 31, 2010. The allowance represented 7.09% of loans at June 30, 2011, compared with 8.32% at December 31, 2010. Based on current expectations relative to portfolio characteristics and management’s comprehensive allowance analysis, management considers the level of the allowance to be adequate as of June 30, 2011. However, if the current downturn in economic conditions and housing markets continues, further provisions for loan losses may be required based on the loan portfolio characteristics in future periods and management’s future allowance analyses.

The following table provides a further breakdown of the allowance for loan losses between the specific, general allocations and unallocated components as well as other related information.

(dollars in thousands)	June 30, 2011	December 31, 2010
Allowance for loan losses:
Pooled or general allocations component	$25,344	$18,206
Specific component	33,264	58,367
Unallocated component	1,025	2,465

Total	$59,633	$79,038

Impaired loans, excluding purchased home equity mortgage loans	$332,582	$354,951
Non-impaired loans, excluding purchased home equity mortgage loans*	449,567	528,819
Purchased home equity mortgage loans**	58,345	63,730

Total loans	$840,494	$947,500

Pooled or general component as % of non-impaired loans, excluding purchased home equity mortgage loans	5.64%	3.44%
Specific component as % of impaired loans	10.00%	16.44%

Allowance as of % of loans	7.09%	8.34%
Allowance as of % of nonperforming loans	39.50%	60.63%

*	Net of unearned income.
**	Net of unaccreted discount and credit enhancement.

The ASC 450 (pooled or general allocations) component of the allowance increased $7.1 million during the six months ended June 30, 2011, primarily a result of the $24.6 and $22.3 million net charge-offs during the second and first quarters of 2011, respectively. The Company’s methodology for calculating its historical loss factor weighs more heavily on the most recent quarter charge-off activity, resulting in an increase of approximately $7.5 million during the first six months in the historical loss history portion of the general allocation component of the allowance. Although the non-impaired loans decreased by $79.2 million during the first six months of 2011, because of the higher historical loss factor discussed above, the general allocations component as a percentage of non-impaired loans increased from 3.44% at December 31, 2010 to 5.64% at June 30, 2011 (excluding purchased home equity mortgage loans not covered by the allowance). The general allocations component of the allowance is based on several factors, including historical loan loss experience as well as the economic environment, other qualitative considerations, and the trend of certain credit quality indicators. The decrease in non-impaired loans is related to the continued planned decrease in our loan portfolios through loans migrating from non-impaired loan status into impaired loan status, normal loan curtailments and pay-offs. The increase in the general allocations related to the historical loss factor was offset somewhat by the decrease in non-impaired loan balances and reduced weight of certain other environmental qualitative factors in determining the general allocations, based on utilizing more recent experience with the various loan loss factors and the high degree of migration of loans from the ASC 450 to ASC 310-40 (specific) component of the allowance.

The ASC 310-40 (specific) component of our allowance for loan losses decreased $25.1 million during the first six months of 2011, primarily resulting from a significant portion of the $46.9 million in net charge-offs made during the period being related specifically to impaired loans. Additionally, impaired loans declined from $355.4 million as of December 31, 2010 to $333.1 million as of June 30, 2011. Of these loans, $142.4 million were on non-accrual status at June 30, 2011 compared to $125.0 million at December 31, 2010. The specific component of the allowance as a percentage of impaired loans decreased from 16.44% as of December 31, 2010 to 10.00% as of June 30, 2011, as a result of the charge-offs made during the six months ended June 30, 2011 related to impaired loans (see further discussion below). The specific allowance for loan losses necessary for these loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the level of collateral. As a result, the ratio of the allowance for loan losses to impaired and non-accrual loans in and by itself is not a sufficient measure of the adequacy of the allowance for loan losses.

The following table provides additional ratios related to our allowance for loan losses as it relates to non-performing and impaired loans.

	June 30, 2011	December 31, 2010
Non-performing loans for which full loss has been charged-off to total loans	2.83%	0.46%

Non-performing loans for which full loss has been charged-off to non-performing loans	15.77%	3.35%

Charge off rate for nonperforming loans which the full loss has been charged off	52.71%	23.50%

Coverage ratio net of nonperforming loans for which the full loss has been charged off	46.89%	62.73%

Total allowance for loan losses divided by total loans less nonperforming loans for which the full loss has been charged off	7.30%	8.35%

Allowance for loan losses for individually impaired loans divided by total loans that are individually impaired	9.99%	16.44%

Because the majority of the charge-offs during the first six months of 2011 were either related to impaired and non-performing loans that had reserves included in the specific component of the allowance at December 31, 2010 or to reserves that were established during the first six months of 2011 and then fully charged off; the overall specific component of the allowance decreased in dollars and as a percentage during the first six months. In total, $35.9 million of the charge-offs during the first six months of 2011 were included in the specific component of the allowance at December 31, 2010. This fact is apparent from the above table with the significant increases in the first three ratios that measures the effect on the allowance of impaired and non-performing loans for which the full loss has been charged off. Additionally, excluding the non-performing loans for which the full loss has been charged-off, the coverage ratio of non-performing loans at June 30, 2011 was 46.89% as compared to the allowance as a percent of all non-performing loans of 39.5%.

During the first six months of 2011, the Company obtained new appraisals for approximately $147 million of the collateral dependent impaired loans outstanding at June 30, 2011. Additionally, the Company developed a matrix that more accurately reflected the value of properties related to the collateral dependent impaired loans for which the Company had not yet received an updated appraisal within the past year. This matrix applies discounts to appraisals according to the type of property securing the loan and the age of the appraisal, and was established based on trends in the market place, economic data and recent appraisals on comparable properties. For example within our market area, hotels have suffered more depreciation than multi-family properties, and would warrant a higher discount. Further, appraisals less than one year old are discounted less significantly, while appraisals that are three years old would be discounted by as much as 45%, depending on the type of property. The Company had approximately $94.7 million of collateral dependent impaired loans at June 30, 2011 for which appraisals were over one year old.

Approximately, $84.7 million of loans were added to non-accrual status during the first six months of 2011. The reserves included in the specific component of the allowance related to these loans was $13.6 million at June 30, 2011. Of the loans added to non-accrual status during the six months ended June 30, 2011, $61.5 million, were already considered substandard and included as impaired loans at December 31, 2010; and, therefore, had been evaluated for impairment prior to being placed in non-accrual status. As a result, the increase in non-accrual loans related to these loans would not have necessarily resulted in an increase in the allowance, unless warranted by changes in facts and circumstances since December 31, 2010. The reserves included in the specific component of the allowance related to these loans was $12.4 million at December 31, 2010, resulting in an increase to the allowance of $1.2 million at June 30,

2011 associated with $84.7 million loans placed in non-accrual status during the six months ended June 30, 2011. The combination of the charge-offs of non-accrual loans discussed above and the lower reserves associated with the loans added to non-accrual status, resulted in the coverage ratio of non-performing loans to drop at June 30, 2011 as compared with December 31, 2010.

In August 2010, the Company purchased a pool of performing residential mortgage home equity loans for $71.3 million. In connection with that purchase, the Company received a $2.9 million credit enhancement representing 4% of the loan pool purchased. This credit enhancement is not part of the allowance for loan losses and is included as an offset to loans on the consolidated balance sheet. Subsequent to the purchase of the loans, management reviewed the FICO scores and payment histories as the primary credit quality indicators to evaluate the credit quality of this portfolio. At the time of purchase there were no significant delinquencies in the portfolio. Management intends on updating the FICO scores at least annually, and reviews both the delinquency trends and FICO scores within the portfolio quarterly to determine the adequacy of the allowance for loan losses related to the acquired loans. During the six months ended June 30, 2011, the Company charged off approximately $1.0 million of the purchased home equity loans against the original $2.9 million credit enhancement. At June 30, 2011, management determined that the remaining $1.9 million of credit enhancement received in connection with the acquired loans and the related unaccreted discount was adequate to cover future losses inherent in the pool of loans and no further allowance was required at June 30, 2011.

The unallocated portion of the loan loss allowance decreased from $2.5 million as of December 31, 2010 to $1.0 million as of June 30, 2011, as management determined, given the more current historical loss factor and updated appraisals on impaired loans, the Company did not need as high of an unallocated allowance.

Refer to Note 6 in the Notes to Consolidated Financial Statements of this Form 10-Q for further information and analysis of the allowance for loan losses.

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

The following table presents information concerning non-performing assets for the periods indicated.

(dollars in thousands)	June 30, 2011	December 31, 2010
Non-accrual loans:
Construction and development	$31,429	$41,381
Commercial	4,810	3,814
Commercial mortgage	83,472	60,480
1-4 family residential mortgae	20,406	18,110
Home equity line of credit	1,538	704
Installment loans to individuals	731	481
Other	—	35

	142,386	125,005
Loans contractually past-due 90 days or more:
Construction and development	1,719	558
Commercial	962	—
Commercial mortgage	3,011	3,301
1-4 family residential mortgage	2,735	1,136
Home equity line of credit	134	357
Installment loans to individuals	31	—
Other	—	—

	8,592	5,352

Total non-performing loans	150,978	130,357

Other real estate owned	46,902	32,228

Total non-performing assets	$197,880	$162,585

Non-performing assets as a percentage of total assets	20.07%	14.85%

Non-performing assets were $197.9 million or 20.07% of total assets at June 30, 2011, compared to $162.6 million or 14.85% of total assets at December 31, 2010. Non-performing loans increased $20.6 million during the six months ended June 30, 2011 to $151.0 million. Non-performing loans at June 30, 2011 consisted of approximately 265 loans, representing an increase over the approximate 175 of non-performing loans at December 31, 2010. The increase in balances primarily related to management’s aggressive stance in identifying and resolving credit quality issues. Also, the very difficult economic environment continues to negatively impact our loan portfolio, in particular commercial relationships secured by real estate, and the lingering effects of our prior underwriting and credit administration practices. Of the $151.0 million in non-performing loans, approximately 103 loans totaling $119.6 million or 79.2% were commercial loans secured by real estate, including $33.1 million in construction and development loans. Additionally, non-performing loans secured by residential 1-4 family property increased from $20.3 million at December 31, 2010 to $24.8 million at June 30, 2011, indicative that the weak economy continues to severely impact the housing market and residential property values in our geographic areas and the ability of borrowers to repay their loans.

The Company continues to enhance its Special Assets and Credit Administration areas with additional personnel to proactively and aggressively identify and address problem assets. In addition, the Company has strengthened its credit administration processes, including the use of a third-party loan review team that completed a comprehensive review of the construction, development and commercial real estate loan portfolios, with an emphasis on large loans and problem loans. The Company intends to continue using the third-party loan review team and anticipates that this type of comprehensive review by both internal and external personnel will be performed on a semi-annual basis for the foreseeable future. The Company’s Loan Impairment Committee monitors non-performing assets and past due loans to identify potential problem credits and to develop plans to work through these loans as promptly as possible. As all non-performing loans are deemed impaired, the Committee individually reviews the underlying collateral value (less cost to sell) of each of these loans as a part of its analysis of impaired loans. This comprehensive analysis resulted in $33.3 million of specific reserves for loan losses being established for non-performing and impaired loans at June 30, 2011. Based on current collateral values, we believe our reserve is adequate to cover any short falls resulting from the sale of the underlying collateral. In accordance with current accounting and regulatory guidelines the Company has provided a reserve based on current market values for these impaired loans: however, management, where possible, plans on working with our customers to get through these very challenging economic times and to minimize any potential credit exposure. Management has taken a proactive approach to monitoring these loans and will continue to actively manage these credits to minimize losses.

The Company is required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDR”). In general, the modification or restructuring of a loan constitutes a TDR when we grant a concession to a borrower experiencing financial difficulty. TDRs typically result from the Company’s loss mitigation activities. The primary factor the Company uses to consider a loan for modification is delinquency and payment defaults which are identified by delinquency reports provided and reviewed by the loan officers on a weekly basis. Other identifying factors utilized include the review and analysis of the borrower’s financial statements along with changes in value of underlying collateral. If there is significant doubt as to whether the debtor will be in a position to continue to make future payments, a loan will be considered for modification. Individual loan officers will require borrowers to provide the Bank with periodic updated financial information and the impact of borrowers’ financial condition may have on the borrowers’ ability to make future loan payments. This is required monthly or quarterly but no less than annually and will assist the loan officer in determining the borrowers’ ability to continue to service the debt. Modifications typically include rate reductions, payment extensions, modifications to the payment amount and term of the loan or other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Typically, the term of the loan is shortened to between 6 to 36 months, with a 12-month term being the most common. This avoids the Company committing to “Long Term” concessions and allows the Company the opportunity to review and revisit the loan terms within a shorter period of time.

The following table presents information regarding TDR loans by classification at June 30, 2011 and December 31, 2010.

Troubled Debt Restructured Loans

(in thousands)	June 30, 2011	December 31, 2010
Construction and development	$21,582	$32,874
Commercial	8,538	9,305
Commercial mortgage	135,602	115,752
Residential mortgage	19,660	13,578
Installment and other loans	335	446

Total	$185,717	$171,955

The Company is able to evaluate the success of its loan restructuring and workout efforts based on the performance of such TDRs post restructuring. The Company closely measures the number of loans performing pursuant to the modified terms along with the number of loans returning to accrual status. Of the Company’s $185.7 million in TDR loans at June 30, 2011, approximately $82.9 million were in compliance with modified terms, $14.8 million were 30-89 days delinquent, $471.7 thousand were 90 days or more delinquent and still accruing interest, and $87.6 million were classified as non-accrual. Of the Company’s $172.0 million in TDR loans at December 31, 2010, approximately $82.0 million were in compliance with modified terms, $14.9 million were 30-89 days delinquent, $1.5 million were 90 days or more delinquent and still accruing interest, and $73.6 million were classified as non-accrual.

At the time of a TDR, the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan are considered. If a loan was accruing prior to being modified as a TDR and the borrower is able to make such payments and there are no other factors or circumstances to the contrary, the loan will continue on an accruing status, provided the TDR is supported by a current well documented credit evaluation and positive prospects of repayment under the revised terms. This analysis is conducted by the loan officer having responsibility for the credit and very often with the support and further review by the credit analysis department. In most cases the analysis is reviewed and approved by the Company’s Senior Loan Committee and in cases where the customer relationship exceeds $1 million is further reviewed and discussed with the Company’s Executive Loan Committee. If a loan was on non-accrual status at the time of the TDR, the loan remains on non-accrual status following the modification. A TDR may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

It is the Company’s policy to not report as TDRs restructured loans that have continued to be in compliance with the modified terms and conditions for six months and yield a market rate of interest at the time of restructuring in years subsequent to the year in which the loan was first reported as a TDR.

The Company has modified loans that were not accounted for as TDRs. These modifications are typically granted for seasonality issues where cash flow is decreased. The time period involved is generally quite short in relation to the loan term; for example, such a non-TDR modification may be interest only payments for 90 days. We consider this treatment of interest only payments for a short time as an insignificant delay in payment; consequently, we do not consider these modifications as troubled debt restructurings. In addition, we do not consider interest rate modifications to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, to be a troubled debt restructuring under current guidance.

OREO at June 30, 2011 was $46.9 million, compared to $32.2 million at December 31, 2010. For the six months ended June 30, 2011 the Company sold 48 properties at a net loss of $823.9 thousand as compared with OREO sales of 21 properties at a net loss of $412.6 thousand for the June 2010 comparable period. Additionally, as a direct result of the continued decline in the real estate market, the Company recorded valuation losses on OREO properties of $1.4 million and $602.2 thousand in its consolidated statement of operations for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, there were seven properties under contract for sale consisting of two construction and development properties, two commercial mortgage properties and three residential mortgage properties. Asset quality continues to be a top priority for the Company. Accordingly, we continue to allocate significant resources to the expedient disposition and collection of non-performing and other lower quality assets.

Deposits

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. Deposits at June 30, 2011 were $901.1 million, a decrease of $59.1 million or 6.2% from December 31, 2010. The decline in deposits was primarily the result of a $63.9 million reduction in brokered certificates of deposit as we continue to reduce our reliance on brokered deposits. The Company expects further declines in brokered deposits as they mature because the Company is prohibited from accepting new or renewing existing brokered deposits. Non-interest-bearing demand deposits decreased by $3.5 million or 8.4% and interest-bearing demand deposits decreased by $12.3 million or 18.3%. The decrease in these accounts is reflective of the overall general economy and reduction in balances of existing accounts. Time deposits, excluding brokered certificates of deposit, increased $21.4 million during the first six months of 2011. The primary source of the increase in time deposits was from an increase of $100.2 million in internet gathered deposits utilizing a deposit listing service.

Included in time deposits less than $100,000 as of June 30, 2011 and December 31, 2010, were $330.4 million and $394.2 million, respectively, in brokered certificates of deposits. Also included in time deposits less than $100,000 are internet gathered deposits. As of June 30, 2011 and December 31, 2010, the Company had $141.0 million and $40.8 million in internet gathered deposits, respectively. As a critically undercapitalized bank, the Bank may not accept any new brokered deposits, or renew or roll-over any existing brokered deposits, and may not pay rates in excess of the local market average on deposits of comparable maturity. These rate restrictions have not hampered our deposit gathering efforts. Customer deposits are attractive sources of liquidity because of their stability, cost and the ability to generate fee income through the cross-sale of other services to the depositors. The Company will continue funding assets with deposit liability accounts and focus upon core deposit growth as its primary source of liquidity and stability.

Borrowings

Short-term borrowings and long-term debt, both in the form of advances from FHLB, were $12.5 million and $50.0 million, respectively at June 30, 2011 as compared with $29.0 million and $50.0 million, respectively, at December 31, 2010. As outlined by our Written Agreement and the Directive with our banking regulators, our ability to increase these FHLB advances may be limited in future fiscal periods as discussed in the “Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Adequacy

Total stockholders’ equity at June 30, 2011 decreased $32.6 million or 116.3% to a deficit of $4.6 million compared to equity of $28.1 million at December 31, 2010. The decrease in stockholders’ equity (deficit) was directly related to the $33.0 million net loss incurred during the first six months of 2011. Stockholders’ equity (deficit) as a percentage of assets was (0.46%) at June 30, 2011 compared to 2.6% as of December 31, 2010. The decrease in equity as a percentage of assets over the six months was directly associated with the loss incurred by the Company over that time period.

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

Under Federal Reserve rules, the Company and the Bank were considered critically undercapitalized, as of June 30, 2011. The Bank’s risk-adjusted capital ratios at June 30, 2011, were 2.02% for Tier 1 and 3.34% for total capital, with the total capital ratio being well below the required minimum of 8.0% to be adequately capitalized. These ratios are calculated using regulatory capital (either Tier 1 or total capital) as the numerator and both on and off-balance sheet risk-weighted assets as the denominator. Tier 1 capital consists primarily of common equity less goodwill and certain other intangible assets. Total capital adds certain qualifying debt instruments and a portion of the allowance for loan losses to Tier 1 capital. One of four risk weights, primarily based on credit risk, is applied to both on and off-balance sheet assets to determine the asset denominator. The Bank’s leverage ratio was 1.61% at June 30, 2011, dropping the Bank to the critically undercapitalized classification. As a result, the Board of Governors and the Bank entered into the Directive that is more fully described in Note 2 to the Consolidated Financial Statements and Regulatory Matters of Item 2 included in this Form 10-Q.

Since the Bank was critically undercapitalized at June 30, 2011, the Bank is not allowed to originate or renew brokered deposits and the interest rate paid for deposits will be limited to the national rate for similar products unless the Bank can demonstrate to the FDIC that prevailing rates in its market areas exceed the national average. The Bank has received a determination from the FDIC that it is operating in a high rate area. As a result, the Bank may use the prevailing rate for the local area to determine conformance with the interest rate restrictions contained in the FDIC’s Rules and Regulations.

As part of its obligations under the Written Agreement and the Directive, both the Company and the Bank have submitted a capital plan to maintain sufficient capital at the Company, on a consolidated basis, and the Bank. The Board and management will make their utmost efforts to raise sufficient capital to regain well capitalized status at all levels.

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

Currently, the Bank is deemed to be in troubled condition within the meaning of federal statutes and regulations, and each of the Parent and the Bank may not pay dividends to its shareholders. Additionally, under the terms of the Written Agreement and the Directive, each of the Company and the Bank are subject to additional limitations and regulatory restrictions and may not pay dividends to its shareholders. See Note 2 to the Consolidated Financial Statements in this Form 10-Q and Item 1. Business (Regulation and Supervision-Troubled Condition of the Bank and-Written Agreement) in the Company’s December 31, 2010 Annual Report on Form 10-K for additional disclosures on this matter.

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

For the six months ended June 30, 2011 and 2010, the Company did not pay out any dividends.

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

The Company’s independent registered public accounting firm included a going concern emphasis paragraph in their report on the December 31, 2010 consolidated financial statements due to the Company’s continued operating losses and deterioration of the loan portfolio, undercapitalized status, liquidity restrictions, the Written Agreement the Company and the Bank have entered into, and other restrictions as a result of regulatory agreements. See Note 2 to the Consolidated Financial Statements included this Form 10-Q. As further discussed below, the Company’s management has maintained a high level of liquid assets at June 30, 2011 because of the above issues in order to meet its cash flow needs over the next twelve months.

The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Cash, interest bearing deposits in banks, federal funds sold and investments classified as available for sale totaled $97.9 million at June 30, 2011 compared to $129.1 million as of December 31, 2010. To provide liquidity for current ongoing and unanticipated needs, the Company maintains a portfolio of marketable investment securities, and structures and monitors the flow of funds from these securities and from maturing loans. Additionally, the Company has maintained a high level of funds in overnight investments over the past year which are readily available to meet cash flow needs. The Company maintains the ability to borrow from the Federal Home Loan Bank of Atlanta up to ten percent of the Bank’s assets ($103.2 million at June 30, 2011) and up to $23.6 million from the FRB Discount Window, which represented discounted collateral values available based on loans pledged. At June 30, 2011, the Bank had lendable collateral value of $68.8 million pledged at the FHLB of Atlanta and, therefore, the entire $103.2 million was not available to borrow from at June 30, 2011. At June 30, 2011, the Company had borrowed $62.5 million from the FHLB and based on collateral discounting criteria used by the FHLB of Atlanta, had availability of $677.0 thousand at June 30, 2011. The Company had no borrowings from the FRB discount window outstanding at June 30, 2011. As of June 30, 2011, the Bank is classified as critically undercapitalized under banking regulations. As a critically undercapitalized bank, federal banking regulations prohibit us from originating or renewing brokered deposits and also restrict the interest rates that we can offer on our deposits. The Bank’s brokered deposits maturing during the next six and twelve months total $13.4 million and $92.6 million, respectively. Based on available asset liquidity of approximately $85.4 million (which excludes available for sale securities, the majority of which were pledged for public deposits) at June 30, 2011, in conjunction with the Bank’s ability to generate funding through the internet deposit market, management believes adequate liquidity exists to fund brokered deposits maturing during the next year. Gathering internet deposits utilizing a deposit listing service has been a primary source of liquidity over the past 6 months, increasing $100.2 million since December 31, 2010. If our ability to gather deposits utilizing this service was severely limited or restricted, it would adversely affect our ability to maintain adequate liquidity. Additionally, because of our troubled condition our ability to borrow funds from the Federal Reserve Discount Window as a source of short-term liquidity could be restricted by the Federal Reserve, which has broad discretion in regulating such borrowing. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. Because borrowings from the FHLB and FRB have historically represented our primary source of debt financing, restrictions on our borrowing capacity from the FHLB or FRB could adversely affect our access to debt financing. As a result of the potential issues discussed above, the Company’s management has maintained a high level of liquid assets, and currently has the ability to generate liquidity through deposit funding, including the gathering of internet deposits. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositor’s requirements and to meet customers’ credit needs.

The Company’s Asset/Liability Management Committee (“ALCO”) is responsible for formulating liquidity strategies, monitoring performance based on established objectives and approving new liquidity initiatives. ALCO’s overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities, customer requirements and regulatory constraints. General strategies to accomplish this objective include maintaining a strong balance sheet, achieving solid core deposit growth, taking on manageable interest rate risk and adhering to conservative financial management on a daily basis. These strategies are monitored regularly by ALCO and reviewed periodically with the Board of Directors. As a result of our compliance efforts related to the Written Agreement and Directive and the resulting restrictions placed on brokered deposits and deposit rates, the ALCO Committee has been closely and carefully monitoring our liquidity position on a regular basis and will take actions available to us to protect our position.

Inflation

The Company carefully reviews Federal Reserve Board monetary policy in order to ensure an appropriate position between the cost and utilization of funds.

The effect of changing prices on financial institutions is typically different than on non-banking companies since virtually all of the Company’s assets and liabilities are monetary in nature. In particular, interest rates are significantly affected by inflation, but neither the timing nor the magnitude of the changes is directly related to price level indices. Accordingly, management believes the Company can best counter inflation over the long-term by managing net interest income and controlling net increases in non-interest income and expenses.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Among other factors in its evaluation, the Company considered the underlying reasons for the material weaknesses identified in its internal control over financial reporting as of December 31, 2010 and the status of related remediation efforts, each of which is described below, as well as the status of testing to assess the effects of such remediation efforts on disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. This conclusion regarding the effectiveness of the Company’s disclosure controls and procedures is based largely on management’s determination that, as of June 30, 2011, the Company had not yet sufficiently tested the changes in internal control over financial reporting discussed below to be able to determine if it believes that the previously identified material weaknesses in internal control over financial reporting had been fully remediated.

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

Remediation Plan

In the first quarter of 2011, the Company has designed and implemented the following plan to strengthen and sharpen its internal control over financial reporting in order to remediate the above-described material weaknesses:

•	Remediation of inconsistencies in the application of allowance for loan loss methodology

•

Management is in the process of ordering and receiving updated appraisals and current borrower financial statements for a substantial portion of the adversely classified assets. As of June 30, 2011, management has received new appraisals in the amount of approximately $147 million which represented 44% of the impaired loans reported at June 30, 2011. In addition, an experienced banker was hired to oversee the review of all appraisals.

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

In the second quarter of 2011, the Company continued the remedial measures discussed above. In addition, the Company also took the below-described steps with respect to its allowance for loan loss methodology:

•	Developed a matrix for discounting appraisals greater than a year old based on collateral type, location, recent economic trends and the age of the appraisal; and

•	Established a committee composed of senior management to review all new appraisals in excess of $500,000

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

Changes in Internal Control over Financial Reporting. The only changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, are summarized in the discussion of the remediation plan above. The Company expects the changes related to the remediation plan to materially affect and improve its internal control over financial reporting.

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

We are not in compliance with certain Nasdaq Stock Market continued listing bid requirements.

On May 9, 2011, we received notification from The Nasdaq Stock Market that we were not in compliance with Nasdaq’s continued listing rule 5450(a)(1) because the closing bid price for a share of our common stock was below $1.00 for 30 consecutive trading days. In order to regain compliance with the minimum bid price rule, the closing stock price of a share of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to November 7, 2011. Additionally, on May 17, 2011, we received notification from Nasdaq that we were not incompliance with Nasdaq’s continued listing rule 5450(b)(1)(C) because the market value of our common stock was below the minimum market value of publicly held shares of $5,000,000 for the last 30 consecutive business days. In order to regain compliance with the market value rule, the market value of publicly held shares of our common stock must meet or exceed $5,000,000 for at least ten consecutive business days prior to November 14, 2011.

If we are unable to regain compliance with the $1.00 minimum bid requirement prior to November 7, 2011 and the market value requirement prior to November 14, 2011, Nasdaq will provide us with written notification that our common stock will be delisted from the Nasdaq Global Select Market. At that time, we may appeal the delisting determination, or, alternatively, we may apply to transfer our common stock to the Nasdaq Capital Market provided that we satisfy the Nasdaq Capital Market’s requirements for initial listing, other than the $1.00 minimum bid price requirement (i.e., we will have to satisfy the market value requirement). In the event of such a transfer, we will be afforded an additional 180 calendar days to comply with the $1.00 minimum bid price requirement while listed on the Nasdaq Capital Market. No assurance can be given that we will be eligible for the additional 180-day compliance period or, even if eligible, that we will regain compliance during any additional compliance period.

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

The Bank was critically undercapitalized under regulatory guidelines at June 30, 2011, and continued losses and deterioration in credit quality are likely to cause the Bank’s capital levels to further decline in the near term.

Due to continued credit quality deterioration in 2011, the Bank was critically undercapitalized for regulatory capital ratio purposes at June 30, 2011 as compared to undercapitalized at March 31, 2011 and December 31, 2010. A bank is considered critically undercapitalized when it has a tangible equity to total assets ratio equal to or less than 2.00%. If the Company fails to improve the Bank’s regulatory capital ratios within the timeframe required under the Directive discussed below and elsewhere in this Form 10-Q, the Company believes it is likely that the Bank would be placed into FDIC receivership by its regulators or would be acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank. Such an event could cause the Company to file for bankruptcy or become subject to an involuntary bankruptcy filing. Any of the foregoing events would have a material adverse effect on the value of our stock and would be expected to result in a loss of all of the value of the Company’s outstanding securities.

Due to the Bank’s critically undercapitalized status, the Bank is subject to a Prompt Corrective Action Directive issued by the Board of Governors of the Federal Reserve System pursuant to which the Bank must either become adequately capitalized or be sold within 30 days of the Directive, or such additional time as the Board of Governors may permit. Any failure to comply with the terms of the Directive will have a material adverse effect on the business of the Company.

The Directive consented to by the Bank provides that the Bank, in conjunction with the Company, must within 30 days of July 1, 2011, or such additional time as the Board of Governors may permit, either: (i) increase the Bank’s capital so that it becomes adequately capitalized; (ii) enter into and close an agreement to sell the Bank subject to regulatory approval and customary closing conditions; or (iii) take other necessary measures to make the Bank adequately capitalized. The Directive also prohibits or restricts the Bank from taking certain other actions and subjects the Bank to other operating restrictions. In addition, the Company and the Bank continue to be subject to the Written Agreement with the Federal Reserve and the Bureau that requires the Company and the Bank to take certain steps intended to improve their overall condition, as further described under Note 2—Regulatory Matters in the notes to the unaudited consolidated financials statements included in this report.

The Company was unable to satisfy the capital-related requirements set forth in the Directive within the 30-day timeline. The Board of Governors, as outlined in the Directive, may permit additional time as they see fit. If the Company does not raise sufficient amounts of new equity capital, or alternatively, execute another strategic initiative, the Company may become subject to a voluntary or involuntary bankruptcy filing and the Company believes it is possible that the Bank could be placed into FDIC receivership by bank regulators or acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank. Either action would have a material adverse effect on the value of our stock and would cause it to have little or no value.

Our ability to raise additional capital is contingent on the current capital markets and on our financial performance. Access to the capital markets is not currently available and we have not been able to raise the required capital to date and cannot be certain of our ability to raise additional capital on any terms in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2007, the Company established an open ended program by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. The program was terminated during the second quarter of 2010.

Item 3.	Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of Commonwealth Bankshares, Inc. dated June 2, 1988. Filed August 16, 2010, as Exhibit 3.1 to the Registrant’s Form 10-Q, and incorporated herein by reference.

3.1.1	Articles of Amendment of Commonwealth Bankshares, Inc. dated July 18, 1989. Filed August 16, 2010, as Exhibit 3.1.1 to the Registrant’s Form 10-Q, and incorporated herein by reference.

3.1.2	Articles of Amendment to the Articles of Incorporation of Commonwealth Bankshares, Inc. dated June 25, 2010. Filed August 16, 2010, as Exhibit 3.1.2 to the Registrant’s Form 10-Q, and incorporated herein by reference.

3.2	By-Laws of Commonwealth Bankshares, Inc. Filed August 16, 2010, as Exhibit 3.2 to the Registrant’s Form 10-Q, and incorporated herein by reference.

3.2.1	Amendment of the By-laws of Commonwealth Bankshares, Inc. Filed May 23, 2011 as Exhibit 3.1 of the Registrant’s Form 8-K and incorporated herein by reference.

10.33	Prompt Corrective Action Directive, effective July 1, 2011, by and between Bank of the Commonwealth and the Board of Governors of the Federal Reserve System. Filed July 1, 2011, as Exhibit 10.1 to the Registrant’s Form 8-K, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Bankshares, Inc. (Registrant)

Date: August 15, 2011	by:	/s/ Chris E. Beisel
Chris E. Beisel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	by:	/s/ Cynthia A. Sabol
Cynthia A. Sabol
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)