Form 10-Q/A
period 2011-06-30
COMMONWEALTH BANKSHARES INC
filed 2011-09-13
CIK 835012

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Commonwealth Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

*3.1	Articles of Incorporation of Commonwealth Bankshares, Inc. dated June 2, 1988. Filed August 16, 2010, as Exhibit 3.1 to the Registrant’s Form 10-Q, and incorporated herein by reference.

*3.1.1	Articles of Amendment of Commonwealth Bankshares, Inc. dated July 18, 1989. Filed August 16, 2010, as Exhibit 3.1.1 to the Registrant’s Form 10-Q, and incorporated herein by reference.

*3.1.2	Articles of Amendment to the Articles of Incorporation of Commonwealth Bankshares, Inc. dated June 25, 2010. Filed August 16, 2010, as Exhibit 3.1.2 to the Registrant’s Form 10-Q, and incorporated herein by reference.

*3.2	By-Laws of Commonwealth Bankshares, Inc. Filed August 16, 2010, as Exhibit 3.2 to the Registrant’s Form 10-Q, and incorporated herein by reference.

*3.2.1	Amendment of the By-laws of Commonwealth Bankshares, Inc. Filed May 23, 2011 as Exhibit 3.1 of the Registrant’s Form 8-K and incorporated herein by reference.

*10.33	Prompt Corrective Action Directive, effective July 1, 2011, by and between Bank of the Commonwealth and the Board of Governors of the Federal Reserve System. Filed July 1, 2011, as Exhibit 10.1 to the Registrant’s Form 8-K, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	These exhibits were previously included or incorporated by reference in Commonwealth Bankshares, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities Exchange Commission on August 15, 2011.
**	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMONWEALTH BANKSHARES, INC.

Date: September 13, 2011	/s/ Chris E. Beisel
Chris E. Beisel
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2011	/s/ Cynthia A. Sabol
Cynthia A. Sabol
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

4